Form 10QSB
period 1999-12-31
NEWSGURU COM INC
filed 2000-02-15
CIK 1088211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


 [xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
            OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999


                        Commission file Number: 000-27397

                               NEWSGURUS.COM, INC.
                    (formerly Annex Business Resources, Inc.)
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   98-0204280
                     (I.R.S. Employer Identification Number)

                                    Suite 106
                               1460 Pandosy Street
                            Kelowna, British Columbia
                                     V1Y 1P3
                    (Address of principal executive offices)

                                  (250)868-8177
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:          10,500,000  common shares as
at December 31, 1999




Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                                       NEWSGURUS.COM, INC.
                            (formerly Annex Business Resources Inc.)


                                              INDEX

PART 1.  FINANCIAL INFORMATION

                  Item 1.           Financial Statements

                                    Consolidated  Balance  Sheets as of June 30,
                                    1999 and December 31, 1999

                                    Consolidated   Income   Statement   for  the
                                    periods ended June 30, 1999 and December 31,
                                    1999

                                    Consolidated Statements of Cash Flows for the periods ended June 30, 1999 and December 31, 1999


PART II. OTHER INFORMATION

                  SIGNATURES

NewsGurus.Com, Inc.
(formerly Annex Business Resources, Inc.)
Consolidated Balance Sheet
Prepared by Management without audit



                                                                                As At                 As At
                                                                             31 December             30 June
                                                                                 1999                  1999
                                                                         ===================== =====================
Assets
Accounts receivable                                                                 $0                    $0
Investment                                                                           0                     0
Goodwill                                                                         3,500                     0
common shares as at December 31, 1999
                                                                         --------------------- ---------------------
Total Assets                                                                    $3,500                    $0
                                                                         --------------------- ---------------------

Liabilities
Accounts payable                                                               $28,111                  $235
                                                                         --------------------- ---------------------

Shareholders' Deficit                                                           10,500                 1,000
Capital Stock                                                                  -35,111                -1,235
                                                                         --------------------- ---------------------
Deficit                                                                        -24,611                  -235
                                                                         --------------------- ---------------------

  Total Liabilities and Equity                                                  $3,500                    $0
                                                                         ===================== =====================


NewsGurus.Com, Inc.
(formerly Annex Business Resources, Inc.)
Consolidated Income Statement
Prepared by Management without audit




                                                                             For the Six             For the
                                                                             Months Ended           Year Ended
                                                                             31 December             30 June
                                                                                 1999                  1999
                                                                         ===================== =====================
Revenue                                                                             $0                    $0
                                                                         --------------------- ---------------------

Expenses
Accounting and Legal                                                             5,031                     0
Bank charges                                                                         9                     0
Licences and fees                                                                    0                   235
Website expenses                                                                22,836                     0
                                                                         --------------------- ---------------------

                                                                                27,876                   235
                                                                         --------------------- ---------------------

Net Loss for the Period                                                        -27,876                  -235

Deficit beginning of period                                                     -1,235                  -500
Capitalization of stock split                                                   -6,000                  -500
                                                                         --------------------- ---------------------

Deficit at end of period                                                      -$35,111               -$1,235
                                                                         ===================== =====================

Basic (Loss) Per Common Share                                                    $0.00                 $0.00
                                                                         ===================== =====================

Basic Common Shares Outstanding                                             10,500,000             1,000,000
                                                                         ===================== =====================


NewsGurus.Com, Inc.
(formerly Annex Business Resources, Inc.)
Consolidated Statement of Cash Flows
Prepared by Management without audit


                                                                             For the Six             For the
                                                                             Months Ended           Year Ended
                                                                             31 December             30 June
                                                                        =====================  =====================
Operations                                                                        1999                  1999
Net loss for the period                                                       -$27,876                 -$235
Changes in working capital
  Accounts payable                                                              27,876                   235
                                                                         --------------------- ---------------------
                                                                                     0                    00
                                                                         --------------------- ---------------------
Investing
  Goodwill                                                                      -3,500                     0

Financing
  Share capital                                                                  9,500                     0
  Capitalization of retained earnings on share split                            -6,000                     0
                                                                         --------------------- ---------------------
                                                                                 3,500                     0
                                                                         --------------------- ---------------------

Increase (decrease) in Cash                                                          0                     0

Cash on hand beginning of period                                                     0                     0
                                                                         --------------------- ---------------------

Cash on hand end of period                                                          $0                    $0
                                                                         ===================== =====================




                                             PART II
                                        OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                  None

Item 2            CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

Item 3            DEFAULTS UPON SENIOR SECURITIES

                  None

Item 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

Item 5            OTHER INFORMATION

                  None

Item 6            EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           Exhibit 27.1     Financial Data Schedule

                  (b)      Reports on Form 8-K

                           The Issuer filed a Form 8K on January 13, 2000 and on February 2, 2000.

                                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NEWSGURUS.COM, INC.
                                        (formerly Annex Business Resources Inc.)


Dated:  February 14, 2000               Per:  /s/Chris Bunka
                                             -----------------------------------
                                             Chris Bunka, President and Director