Form 10QSB
period 2000-03-31
NEWSGURUS COM INC
filed 2000-05-15
CIK 1088211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                               5774 Deadpine Drive
                            Kelowna, British Columbia
                                     V1P 1A3
                    (Address of principal executive offices)

                                  (250)765-6424
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,290,000 common shares as at March 31, 2000

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                               NEWSGURUS.COM, INC.
                    (formerly Annex Business Resources Inc.)


                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 1999 and March 31, 2000

                  Consolidated Income Statement for the periods ended June 30, 1999 and March 31, 2000

                  Consolidated Statements of Cash Flows for the periods ended June 30, 1999 and March 31, 2000

PART II. OTHER INFORMATION

         SIGNATURES

NEWSGURUS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
PREPARED BY MANAGEMENT WITHOUT AUDIT

                                                                          AS AT          AS AT
                                                                         MARCH 31       JUNE 30
                                                                           2000           1999
                                                                         ----------------------
ASSETS
Bank                                                                     $124,410           $0
Accounts receivable                                                           200            0
Investment                                                                      0            0
Capital assets                                                              2,529            0
Web site development costs                                                 54,621            0
Goodwill                                                                    2,796            0
                                                                         ---------------------
  TOTAL ASSETS                                                           $184,557           $0
                                                                         =====================

LIABILITIES
Accounts payable and accrued liabilities                                  $37,432         $235
                                                                         ---------------------

SHAREHOLDERS' EQUITY
Capital Stock
  Authorized
    50,000,000 common shares with a par value of $0.001
    25,000,000 preferred shares with a par value of $0.001
  Issued and outstanding
    9,290,000 common shares (June 30, 1999 - 7,000,000 common shares)       9,290        1,000

Additional paid in capital                                                199,129            0
Deficit accumulated during the development stage                          (61,294)      (1,235)
                                                                         ---------------------
                                                                          147,125         (235)
                                                                         ---------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $184,557           $0
                                                                         =====================

NEWSGURUS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED INCOME STATEMENT
PREPARED BY MANAGEMENT WITHOUT AUDIT

                                        FROM MAY 16, 1997  FOR THE NINE     FOR THE
                                         (INCORPORATION)   MONTHS ENDED    YEAR ENDED
                                           TO MARCH 31       MARCH 31        JUNE 30
                                               2000            2000            1999
                                        ---------------------------------------------
REVENUE                                          $0               $0             $0
                                        ---------------------------------------------
EXPENSES
Amortization                                    588              588              0
Bank charges                                     92               92              0
Licenses and fees                               744              509            235
Office                                        1,409              909            500
Professional fees                            53,283           53,283              0
Telephone                                        26               26              0
Travel and promotion                          2,407            2,407              0
                                        ---------------------------------------------
                                             58,549           57,814            735
                                        ---------------------------------------------
NET LOSS FOR THE PERIOD                    $(58,549)        $(57,814)         $(735)
                                        =============================================
Basic (Loss) Per Common Share                                 $(0.01)        $(0.01)
                                                          ===========================
Basic Common Shares Outstanding                            9,290,000      1,000,000
                                                          ---------------------------

NEWSGURUS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
PREPARED BY MANAGEMENT WITHOUT AUDIT

                                                                 FROM MAY 16, 1997  FOR THE NINE     FOR THE
                                                                  (INCORPORATION)   MONTHS ENDED    YEAR ENDED
                                                                    TO MARCH 31       MARCH 31        JUNE 30
                                                                        2000            2000            1999
                                                                  ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                                              $(58,549)        $(57,814)         $(235)
Items not affecting cash:
  Amortization                                                            588              588             $0
  Stock issued for services                                             4,000            3,500             $0
Changes in working capital items:
  Increase in accounts receivable                                        (200)            (200)             0
  Increase in accounts payable                                         37,432           37,197            235
                                                                  ---------------------------------------------
                                                                      (16,729)         (16,729)             0
                                                                  ---------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Share capital                                                      $196,148          196,148              0
                                                                  ---------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital assets                                                        2,763            2,763              0
  Web site development costs                                          (54,622)         (54,622)             0
  Goodwill                                                             (3,150)          (3,150)
                                                                  ---------------------------------------------
                                                                      (55,009)         (55,009)
                                                                  ---------------------------------------------

CHANGE IN CASH POSITION DURING THE PERIOD                             124,410          124,410              0

Cash position, beginning of period                                          0                0              0
                                                                  ---------------------------------------------
CASH POSITION, END OF PERIOD                                         $124,410         $124,410             $0
                                                                  =============================================

---------------------------------------------------------------------------------------------------------------
Supplemental disclosure with respect to cash flows
  Cash paid for income taxes                                               $0               $0             $0
  Cash paid for interest                                                   $0               $0             $0
---------------------------------------------------------------------------------------------------------------
Supplemental disclosure of non-cash operating, investing,
  and financing activities:
  Common shares issued for services                                    $4,000           $3,500             $0
  Common shares issued for takeover                                    $3,500           $3,500             $0
---------------------------------------------------------------------------------------------------------------

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

                                       NEWSGURUS.COM, INC.
                                       (formerly Annex Business Resources Inc.)


Dated:  May 12, 2000                   Per: /s/ Chris Bunka
                                            ------------------------------
                                            Chris Bunka, President and Director