Form 10KSB
period 2000-06-30
NEWSGURUS COM INC
filed 2000-09-22
CIK 1088211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[xx] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____


                        Commission file Number: 000-27397

                               NEWSGURUS.COM, INC.
                    (FORMERLY ANNEX BUSINESS RESOURCES, INC.)
                 (Name of small business issuer in its charter)

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

Securities registered under Section 12(b) of the Exchange Act:         None

Securities registered under Section 12(g) of the Exchange Act:         None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Issuer's revenues for its fiscal year ended June 30, 2000 were $3,000.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $0.00 as the Registrant's shares are not yet listed or quoted on an exchange.

On June 30, 2000, the number of shares outstanding of the registrant's Common Stock was 9,290,000.

Transitional Small Business Disclosure Format (Check one):  Yes __X__; No ____


                                     PART I
                                    BUSINESS

ITEM 1.  DESCRIPTION OF BUSINESS

We were incorporated under the provisions of the General Corporation Act of the State of Nevada on May 16, 1997 as Annex Business Resources, Inc. We changed our name to Newsgurus.com, Inc. on February 4, 2000. We have not undergone any bankruptcy, receivership or similar proceedings. Until our acquisition of Newsgurus.com, we were a blank check company and had not conducted business. We became a reporting company under the Securities Exchange Act of 1934 on November 20, 1999.

As directors of a blank check company, it was former management's mandate to seek out a business merger or acquisition. Our former directors, Mr. Devinder Randhawa and Mr. Ron Schlitt approached the principals of Gurus International Corp., a private Nevada company, to investigate the potential for a merger. After reviewing the business plan for Gurus International Corp. and interviewing Mr. Chris Bunka and Mr. Sudhir Khanna, our management decided to acquire Gurus International Corp. Mr. Bunka and Mr. Khanna were appointed directors of our company on November 20, 1999. Both Mr. Khanna and Mr. Bunka abstained from voting on the resolution by our board of directors to acquire Gurus International Corp. In consideration for selling us all of the issued shares of Gurus International Corp., Mr. Bunka and Mr. Khanna received 3,500,000 of our common shares. The primary assets we acquired are the URL www.newsgurus.com and the Newsgurus business plan. We acquired no liabilities.

The acquisition of Gurus International Corp. fulfilled our mandate as a blank check company and will eventually give Mr. Bunka and Mr. Khanna access to the public markets to finance the development of the Newsgurus business plan. No independent fairness opinion was obtained in connection with the acquisition of Gurus International Corp. The negotiations were conducted on an arm's length basis and resulted in the previous owners of Gurus International Corp. acquiring approximately 33.3% of our issued share capital.

Our Principal Products, Services and Markets

NewsGurus.com is a source of customized information and opinion delivered by experts in their fields. The NewsGurus.com website will feature continuously updated, user-customized and exclusive content from writers, authors, celebrities, and analysts. Members will have extensive opportunities to purchase goods and services as future website modules are completed, including the health and wellness store that will offer over 14,000 products from over 150 different manufacturers. In the future, we intend to offer additional content, products and services as we implement additional modules under our lifestyles section.

NewsGurus is an internet-based consumer network that includes the customer-focused interactive website www.NewsGurus.com. The network will provide users with trusted content in the areas of money, health, and lifestyles. Tools and services to empower users to manage their every-day needs will also be provided through partnerships that enhance our brand. Network affiliates will include other Internet portals, on-line e-commerce sites, service oriented websites and traditional sources of news. Our agreement with HealthNet International Inc. is the first of these affiliate agreements.

Money, health, and entertainment decisions are made by individuals on a daily basis. NewsGurus.com has evolved from the need to build a community where members can express their changing information needs and have these needs addressed by recognized experts. NewsGurus will empower and educate through interactive, thought provoking, timely content. Rich content will provide an effective link between customers from various broadcast mediums and e-commerce.

With experts as contributors, we anticipate that NewsGurus.com will be a leading source of customized, concise, objective analysis of important events affecting everyday lives. Independent writers, authors, celebrities, and analysts will be recruited to become active contributors and shareholders, and to interact with members. The NewsGurus.com website will feature continuously updated, user-customized and exclusive content from these content providers.

NewsGurus.com intends to become a leading provider of exclusive content available over the Internet by capitalizing on the celebrity status of its writers. According to International Data Corp, at the end of 1998 there were 142 million Internet users around the world. By June 2000 there were over 170 million Internet users in Canada and the USA. International Data Corp. further projects that, in 2002, there will be 260 million people shopping for goods and services over the Internet and they will spend US $1.3 trillion. Demand for high quality content will remain strong. "Americans will spend $663.3 U.S. billion on media by 2003 - making this sixth largest industry in the United States larger than the food industry." (Veronis, Suhler & Associates)

NewsGurus.com plans to provide experts in several fields who are well known through prior business success in other media including the newsletter industry, book publishing and other print, audio and video media. The public, already familiar with these established writers in traditional media, should be comfortable interacting with such writers and journalists on the Internet.

A unique aspect of NewsGurus.com is that many contributing writers will have an equity position in our company. Traditional media journalists are not well compensated. Through equity ownership, NewsGurus.com expects to entice many well-known writers to produce exclusive content.

Not every writer is required to provide exclusive content. The strategy of exclusive content ensures that NewsGurus.com will always remain a unique site. Writers are encouraged to provide reprints of their existing publications at the NewsGurus site, and to charge a pay-per-view fee to members to access such content. This helps preserve the subscription value of publications to subscribers who are not members of NewsGurus.

The quantity of reprinted content at NewsGurus is not expected to equal the quantity of new content. Currently, of our database of over 900 archived articles, 93% are free articles; less than 1% are pay-per-view newsletters; and 6% are stock-specific pay-per-view articles. As the health, wellness, and lifestyle modules begin contributing content to the site, the ratio of restricted content is not expected to increase.

New content provided to NewsGurus will include commentary on all sectors in which NewsGurus is or will be active including investing and finance; health and wellness; and lifestyles.

Unlike other Internet sites that serve as de-facto archival sites of previously published work, NewsGurus.com will not function as a repository for stale content. These other Internet sites are good examples of how not to function on the Internet. Writers post their earlier-printed material to Internet users, offering little new value.

Successful Internet media companies are those that provide content especially crafted for the Internet audience, and where applicable, designed to complement e-commerce. Internet users need to be given reasons to return frequently to a content site. NewsGurus.com intends to publish new content on a continual basis. Although NewsGurus.com will accept previously published material as an archival service to its subscribers, it is new and exclusive material that will attract readers to NewsGurus.com.

Writers providing content in the your money segment will be successful investment newsletter editors and business journalists from well-known business and financial newspapers. Authors of best-selling books will also be invited to contribute regular articles. Corporate executives will offer valuable insight into their industries. Staff journalists employed by NewsGurus.com will provide members with financial market update information every 30 or 60 minutes during regular business hours.

Distribution Methods of our Products and Services and Website Development.

The goal of our website interface is to enable NewsGurus to cost-effectively distribute useful information to a broad range of users. Achieving effectiveness requires a strategy. Part of our strategy is to provide users with a rich menu of products and services.

With the Internet, there are no more captive customers. The effective organization will be one that develops a structure focused on the needs of its customers. It is the challenge of our website developers to bring this structure to life.

NewsGurus is establishing a web presence as quickly as possible. This will assist us to attract partners, members and content providers. It will also help us build revenue streams. The NewsGurus Website is being developed in three stages, beta version, stage one, and stage two.

The beta site was soft-launched in May, 2000. Users can become members for no fee. Notification of further site developments will be provided through e-mail. NewsGurus has not yet widely advertised or marketed the site although it is now operational.

Our content is categorized, searchable, and database driven. Our site has the capability to advertise, interact with users, and accept credit cards for subscription-based services, pay-per-view articles, or other product sales. Credit card clearing is achieved through the Bank of America. Our site is fully operational though it lacks the advanced features planned for the stage one and stage two sites. There are roughly 1,000 registered users at our beta site and as many as 10,000 hits have been registered in one day. The final major addition to the beta site will be the health and wellness content and store that is expected to be launched before the end of 2000. Distribution of the products offered for sale through the health store is achieved through a 100,000 square foot computerized fulfillment center located in Philadelphia, operated by a HealthNet International partner. Additional fulfillment centers are planned for Canada and the U.K.

A complete stage one site could be launched by the 1st quarter of 2001. This would increase functionality and fully implement a major upgrade to the NewsGurus website. With the upgrade, the NewsGurus site will be capable of withstanding increased traffic and e-commerce demands. It will implement a fully designed backend engine linking our databases with back office software. The capabilities offered by these systems should allow NewsGurus management and content providers to access our website from any remote location in the world. These features are integral to the NewsGurus business plan because they help to control overall costs of operation allowing NewsGurus to remain competitive within its sector. The successful construction and implementation of these systems will allow NewsGurus to become a company that has a minimum number of employees and the lowest possible operating costs. Stage one features will also add video and audio capabilities to the site, allowing content providers a greater dimension in producing their content. This will also allow users of the site the ability to receive information in the media of their choice. One of the final modules expected to be implemented in stage one design will be the addition of the lifestyles segment of NewsGurus, offering expanded content and e-commerce opportunities.

Stage two will likely not be launched before the 3rd quarter of 2001. It will be the final version of development that fully executes the NewsGurus business plan. Stage two uses the basic content modules built in the beta website and the powerful back-office and data management systems built in stage one to offer complete user personalization. Personalization will allow our users to order and use only that content that is of particular importance to them. NewsGurus members will be able to build individual user profiles that will allow our systems to construct personal on-line and even traditional hard copy magazines with content relevant to their needs. Advertising will be targeted specifically at the requested content. A key component of stage two design will be the implementation of wireless technology allowing users remote access to our content and e-commerce opportunities. Extensive interactive capabilities are an integral part of personalization, and as such the site will offer many opportunities for members to self-publish their comments and discussions, and to interact with our content providers. The features and services provided by the site will continue to grow with users' needs.

www.newsgurus.com will be an informative, dynamic, and fun Website to visit and use. Our guru-supplied content ensures that each visit will be informative. The site will be dynamic because it will encourage interactivity. Many sites do not recognize that the Internet is a two-way medium.

Most of the content available at our Website is free to all registered users in return for their provision of nothing more than simple personal information. While the no-cost content is designed to draw people to the Website, important value-added content is available to help the company generate revenue. As the site develops through subsequent phases, we will include written, audio, and video content.

The no charge content will include articles in all of the major NewsGurus-focused sectors: your money, your health, and your life. Staff writers will provide content on current headlines and trends. Corporate news releases will be available as will articles produced by guest Gurus. All registered users will also be able to access the categorized NewsGurus archives, containing the full wealth of information previously posted at NewsGurus.

In the your health section the vast majority of content will remain free of charge as the NewsGurus revenue model plans to leverage this content with the sale of products from our on-line health store that will offer over 14,000 products. NewsGurus will pursue other partnerships that could enable it to offer additional products and content in the lifestyles category.

How Our Business Will Generate Revenue.

There will be several tiers of service available only to paying members.

For $9.95 per month, users will have unlimited access to otherwise restricted Website content provided to NewsGurus from the your money content providers. They will also eventually receive a print subscription to the NewsGurus monthly magazine.

For $19.95 per month, users will enjoy benefits beyond those provided at the $9.95 monthly level. Most of these benefits will not be available until the implementation of stage one and stage two site development is complete. These will include free e-mail delivery of previously selected news stories as they are posted on the Website and the creation and delivery of a personalized newsletter or magazine. Users will also receive special offers from on-line merchandisers and discounts off the price of merchandise at the NewsGurus site as well as at any affiliate Website.

Members can also elect, beginning with the current beta version website, to simply purchase guru points for use with any pay-per-view articles or for the purchase of products. With the guru point system, members are not prompted to make a financial transaction every time they read an article. This would inhibit e-commerce and severely impact NewsGurus' profitability due to the effect that credit card transaction fees have on micro transactions of just $0.50, $1.00, or $2.00.

The guru point system was developed to meet the challenge posed by these concerns. Guru points are purchased less frequently, in minimum purchase quantities of $20.00 (2000 points). The financial transaction is made with the credit-card clearing company for $20.00. The points are then stored in a data bank accessible only by each individual user. These points are used to purchase individual articles or entire pay-per-view newsletters. When the guru point balance reaches zero, another purchase of points is required. Those members who become regular users are expected to adopt a monthly membership plan that will reward them with bonus points.

The NewsGurus e-commerce system and credit card verification system was designed by and is operated by the Bank of America.

The subscription and pay-per-view revenue stream is expected to be one of the smallest revenue streams at NewsGurus. The value in Internet content lies not in its individual resale value, but in the value realized when it is leveraged.

NewsGurus will leverage its content to produce revenue in several ways.

First, content will be amalgamated and offered in bulk for syndication to other websites. We are producing original, exclusive content or otherwise gaining rights to individually produced content. Part of the value of content lies in its exclusivity. NewsGurus will identify other websites wishing to purchase our content in bulk rather than trying to produce their own. Examples might include on-line financial services firms or financial websites that wish to differentiate themselves from others in a competitive market sector. One way they can do this is by offering content that is not widely available. NewsGurus will attempt to sell bulk content in each of the fields in which it operates, as it builds the respective modules at its website.

Our second revenue stream will come from the NewsGurus health store, where relevant content will draw the attention of members who may then enter a transaction to buy vitamins or other health products.

Our third revenue stream will come from relationships with on line vendors of products. NewsGurus will collect revenue from vendors for producing customized advertorial features designed to publicize a brand or product. This might include products such as apparel, food supplements or exercise equipment. NewsGurus will further leverage this content by establishing relationships only with those online vendors who offer a referral fee to NewsGurus each time a NewsGurus member completes a transaction with the partnered vendor.

In the course of facilitating e-commerce transactions and providing free content to members, NewsGurus will gradually build a large database of users. This will be leveraged to provide additional revenue streams that are expected to become the largest sources of our revenue over time. The best example of this is through direct marketing and advertising. Partnered vendors who wish to reach our members may provide those members with information on their own products. NewsGurus intends to become a marketing company that collects a fee from product vendors who are reaching a targeted audience.

Another specific source of revenue arising out of the your money section will come from companies who become corporate members of NewsGurus. For an annual fee, these companies will gain unlimited access to the NewsGurus content database. This excludes third party newsletter content reserved for paying subscribers. Corporate members will enjoy the benefits of offering NewsGurus members easy access through the URL to the corporate information available at their website.

Another form of marketing revenue arises from the assembly of a large member database at NewsGurus. Any company can engage NewsGurus to conduct a large traditional marketing campaign where NewsGurus can provide access to specified target markets. NewsGurus will never sell access to its member lists. NewsGurus will administer access to its lists and deliver corporate messages on behalf of paying corporate customers. This ensures that only those messages screened by NewsGurus are delivered to members and further ensures that such messages are appropriate for the users. Eventually, as the NewsGurus magazine is launched, NewsGurus will construct customized hardcopy magazines that are relevant to each user demographic. This allows our subscribers to receive only content they wish to receive, and further allows NewsGurus to achieve higher advertising revenue rates from those companies participating in targeted delivery of their messages to our user base.

We believe that our creation of a media-centered website complete with revenue from e-commerce, referrals, marketing, advertising, and content syndication will enable us to compete effectively within a growing market.

Competitive Business Conditions and Our Competitive Position in the Industry

On-line investing is one of the fastest growing segments of the Internet. Online investment activity jumped by 69% in the first quarter of 2000, according to U.S. Bancorp Piper Jaffray. "Online brokers added 2.5 million new accounts in the quarter, ending with 15.95 million, almost double the 8.49 million of a year ago. Assets rose 23.5%, or US $211 billion, to US $1.11 trillion". (Financial
Post)

There are various services available on the Internet that act primarily as content directories. An example is newsletteraccess.com. While newsletteraccess.com boasts over 5,000 newsletters available, it provides very little new content. Almost all material available at these sites is restricted to paying customers. What is available for free view to all is limited in scope.

Sites such as newsletteraccess.com are not competitors as they are not content providers. They are more accurately distributors of existing content usually produced for print media.

Competitors exist for each of the three main sectors of our focus, your money, your health and your life.

These competitors include TheStreet.com and MarketWatch.com when compared to NewsGurus - your money. They include WebMD.com and others when compared to NewsGurus - your health. And, they include Martha Stewart Omnimedia and Webzine.com when compared to NewsGurus - your life.

Each of these companies is far ahead of NewsGurus.com in terms of developing its own on-line brand and in acquiring readers or subscribers. Each of these companies is an Internet content provider.

"There are over 3.6 million websites around the world, with more than 4,400 new sites added every day. 2.2 million sites offer publicly available content, but only 850,000 of these are classified as active sites. Finally, only a little less than 8,000 or 0.2% of the universe of 3.6 million sites received paid-for advertising on a regular basis and therefore could be described as

`ad-supported'". (eMarketer, 2000; OCLC Office of Research, 1999.) There are obviously a limited number of active, content-producing websites that make use of all available revenue streams.

There are four levels of competitors to NewsGurus.com.

The first are non-public company focus sites. These are smaller sites with a tight focus on a micro-segment of a larger market. They generally have a limited subscriber base, limited financial resources, little original material and little growth opportunity outside of their market niche. Unless backed by a corporate parent or by venture capitalists these private companies may not be able to raise the funds required to effectively compete in the marketplace. These are the most common types of site on the Internet but they are not true competitors to NewsGurus.com. Newsletteraccess.com is one of many examples. There is little brand awareness.

The second group are public company stock.com sites. These are the smallest niche-focused sites that enjoy the benefits of being public. A typical focus might be on several micro-segments of the financial markets. For example, resource, technology, and internet stocks might be the focus of one site. These sites generally have a relatively small but loyal user group and offer limited original content. The public company has limited revenue streams. Stockscape.com and Stockgroup.com are good examples. Stockscape.com had revenue of $1.2 million in 1999. Stockgroup.com had revenue of $1.9 million in 1999 (Source: Edgar). These companies are beginning to build their brands.

Competitors in the stock.com category will affect only the your money section of NewsGurus. They do not compete with the your health or your life sections.

It is expected that private companies wanting to duplicate the NewsGurus business model will face a six-to-twelve month competitive disadvantage as NewsGurus will have already secured contracts with many of the available established content providers.

As NewsGurus signs exclusive contracts with more feature writers, its potential competition diminishes. There is a finite group of celebrity-style writers from which to develop media sites.

Most importantly, these competitors do not share our business model of amalgamating users with varying interests. NewsGurus will attempt to reach a far broader audience than the stock.com sites through its health & wellness and lifestyles sections. These broader modules are expected to attract a wider audience and enable the implementation of several revenue streams not available to sites with a narrower focus. We believe this is a crucial distinction.

The third group are public company specific-media sites. These are large companies that have been successful in raising capital and have built varying degrees of brand recognition. These sites have a broader focus and reach. Much of the content is original and not found at other sites. These companies enjoy diverse revenue streams derived in large part from advertising revenue as well as user fees. Examples here include TheStreet.com, CNET.com, and DrKoop.com. Other examples include sites spawned from traditional media sites such as MarketWatch.com, CNNfn.com and Bloomberg.com. Substantial brand awareness has been achieved.

Some competitors, such as TheStreet.com, require subscribers to pay a fee to view most of the content provided. This strategy is now seen as flawed. Recent employee layoffs in the industry "show the financial strain in producing original content for the Web." (New York Times, June 9, 2000) We believe that the business plans of some of our competitors are demonstrably weaker than our business plan.

Our business plan recognizes pay for content problems and our business model is built around primarily free content to registered members. The registration process provides NewsGurus.com with valuable marketing information that supports other revenue streams.

NewsGurus.com does face serious competition from this sector. The companies within this sector are often well-capitalized or are subsidiary companies of traditional media companies. They often have substantial brand-name recognition. NewsGurus.com will rely in part on the motivation of contributing writers to help it entice other writers from some of these competitors.

The fourth group are public company general media sites. These are the largest content providers on the Internet. These companies have successfully amalgamated content previously focused on several market sectors such as finance, investment, technology, health, news, sports, community news and others. Their dominance as the most active websites prove that the largest subscriber bases can only be supported by diverse content.

Revenue at these sites is diverse and includes banner ads, marketing, business-to-business agreements, co-branding, links, user fees, and others. Content is almost always exclusive and is designed to foster a sense of community among subscribers. These early competitors now have dominant brand recognition. If NewsGurus is capable of penetrating into the general media category it will face stiff competition.

In many important ways, including the diverse revenue streams and the reliance on exclusive content leveraged to support those revenue streams, management feels the NewsGurus business plan most closely resembles these larger competitors.

Competitive Analysis

NewsGurus believes it is well positioned as a budding specific-media site. NewsGurus management believes that, if internet participation increases in line with independent forecasts, there is room for two or three additional general media sites in North America before the Internet is fully developed.

We believe we can aggressively compete against much larger companies because few competitors have built their business based on a model in which many of the content producers are owners in the company. We can place staff writers on equity incentive programs in the future, expanding our business plan as we attract journalists and writers. These writers may currently be working for NewsGurus competitors as well as for the traditional media.

NewsGurus aggregates content from a wide variety of writers, and has original content produced for it at low cost. We believe this plan will help us compete against larger, more established companies. The aggregation of content at low cost is the key.

Existing financial and media sites have ignored the natural competitive instincts shared by all successful people. Newsletter writers and journalists who have a choice of contributing to an effort that offers strong financial incentives should abandon other, less rewarding efforts.

We intend to establish an editorial advisory board that enforces the highest ethical and professional standards. The board will also have the ability to submit presentations to NewsGurus management and to our Board of Directors, thus influencing our strategic vision. This is why we have established a corporate structure that places great power and responsibility in the hands of our content providers. The advisory board is designed to give NewsGurus content providers control over their own destiny. This advantage is one that few public companies have been willing to grant.

Names and Credentials of Principal Suppliers of Content on Our Website

The list of people who have agreed to provide content to our site is constantly changing. Writers will continually be recruited and are asked to sign non-disclosure agreements. A major effort to attract writers has not yet been made as we believe it is necessary to develop the website and tools that will make participation at NewsGurus compelling.

The contributing writers to our website are exempt from registration as investment advisors in the United States under section 80(b)-2(11)(d) of the Investment Advisors Act by virtue of them being publishers of financial publications of general and regular circulation. The contributing writers are also exempt under Canadian securities regulation from registration as investment advisors also by virtue of the fact that they are publishers or writers of financial publications of general and regular paid circulation.

Our contributing writers are under four year contracts to provide exclusive and/or non-exclusive articles for our website. Each of our contributing writers has subscribed and paid for units of our company consisting of common shares and warrants. The units were purchased by our contributing writers through private placements under Regulation S at prices ranging from $0.05 per share to $1.00 per share. All warrants for additional common shares are exercisable at $1.00 per share. The contributing writers who are currently under contract will receive no other compensation during the terms of their agreements with us other than the seed stock which they have already purchased. The following writers are under contract to provide us with content:

o        Chris Bunka

Mr. Bunka is the founder and President of NewsGurus.com, Inc. He has been the editor of Outsider's Overture newsletter since 1996 and has been widely quoted in The Globe and Mail, The Financial Post, Canadian Business, The Prospector, Planning For Profits, Stox Magazine, Bull & Bear and other periodicals. He has appeared on television on the CBC network, Global's Prime network and a syndication of over 100 US local stations. He gives weekly radio commentary on CKWX radio in Vancouver and previously on CKNW radio. Mr. Bunka is the author of the book, "The Outsider's Guide to Speculative Stocks," and has been a public speaker in every major city in Canada.

o        CanStock

CanStock publishes four newsletters which are the most widely-read independently owned newsletters in Canada. Senior Editor Al Budai is a CGA. These publications have been widely quoted in the Canadian Press. Mr. Budai has also served as a radio talk-show host specializing in the area of investing and has appeared on national and local television.

o        Eric Dany

Mr. Dany has an MBA and has been investing for over 30 years. He is editor of The Prospector newsletter, a publication focused on mutual fund investing.

o        Andrew Davlin

Mr. Davlin was former Research Partner at Tucker Anthony and Hambrecht & Quist and was also an analyst/investment banker at New York Securities, Inc. Mr. Davlin has been a member of The New York Society of Security Analysts for over 30 years and is a longtime member of the Association for Investment Management and Research. He has followed aquaculture for 18 years. Mr. Davlin is founder and editor of The Davlin Report, first published in 1990.

o Sudhir Khanna,  P. Eng.

Mr. Khanna is our VP of Information Technology and a director. Mr. Khanna graduated in Systems Design Engineering in 1989 from the University of Waterloo. He has completed work for IBM and Proctor & Gamble. Mr. Khanna is the editor of eKhanna and has been quoted in The Prospector and consulted by reporters regarding various resource-related stories. He has been invited to speak at the Prospectors and Developers Association and at investment conferences. Mr. Khanna is a Professional Engineer.

o        Michael King

Michael King is the Director and Chief Economist of Princeton Research, Inc of Nevada, which specializes in economic analysis of public companies, equities, derivatives, and cash market trends throughout the world. He hosts a weekly live talk show "Not For Widows and Orphans" every Sunday in South Florida.

o        Vivian Lewis

Vivian Lewis enjoys a distinguished career as a freelance business journalist. She graduated from Harvard magna cum laude. She became bureau chief for the Brussels bureau of Business Week before working for The Economist and the Sunday Times of London. She worked in Washington first for the Joint Economic Committee and then for the Senate Foreign Relations Committee before taking positions with Euromoney and the Institutional Investor. In 1992 she founded and remains the editor for Global Investing, a monthly publication designed to help Americans with their international investments. Global Investing has been quoted in Barrons; Forbes; Connoisseur; Money: International Herald Tribune (Paris); Asian Wall St. Journal; and, many other publications.

o        Robert Macallister

Mr. Macallister has been the editor of Investors First since 1996 and has been quoted in Investors Digest of Canada, The Prospector, Bull & Bear and Dick Davis.

o        Jay Taylor

Mr. Taylor holds an MBA. He began working for Barclays Bank International in 1973. In 1981 he began publishing North American Gold Mining Stocks, one of the longest published newsletters in North America and one that has evolved to be known today as J Taylor's Gold & Technology stocks. Mr. Taylor resigned from the mining and metals department in the New York office of ING - Bearings in August 1997 to work full-time as a consultant and journalist. He has been widely quoted throughout North America and is an international speaker.

o        Al Thomas

Mr. Thomas founded Security Dynamics Investment Corporation in 1965, an insurance holding company. In 1970 he co-founded and served as President of Real Life Estate, Inc. He later purchased a seat on the Chicago Open Board of Trade, which he subsequently sold in 1981. In 1984 he founded World Trading Group which grew to be the 7th largest introducing commodity brokerage firm in the US, and which was sold in 1992. Mr. Thomas is a public speaker, writer and author of the book, "If it Doesn't Go Up, Don't Buy It!"

o        Don Wilcox

Mr. Wilcox is currently employed in New York City as a currency trader.

o        William Thomson

Mr. Thomson is Chairman of the Siam Recovery Fund and Momentum Asia Ltd. He is a consultant to asset management companies and a writer on Asia economic trends. Mr. Thomson is former Vice president of Asian Development Bank, former Board Member Asian Development Bank and a former US Treasury official

We have contracts with contributing writers to provide exclusive and non-exclusive articles for our Newsgurus website. These contributing editors are also shareholders of our company. The sole compensation to be paid to our contributing writers over the four year term of their engagement is the share position which they have subscribed and paid for. The number of exclusive and non-exclusive articles our contributing writers are to produce and the number of seed stock units they have acquired is as follows:

                                 Exclusive          Non-exclusive       Compensation       Style of Equity
Name                   Term      Articles/Week      Articles/Week       Equity Units       Warrant
----                   ----      -------------      -------------       ------------       -------

Bunka                  4 YR            2               Variable           100,000            C
Davlin                 4 YR            1                  0                60,000            B
Canstock               4 YR            7                  0               360,000            B
Wilcox                 4 YR            4                  1               147,000            B
Dany                   4 YR            5                  0               148,500            B
Taylor                 4 YR            4                  0               125,000            B
McAllister             4 YR            2                  2               100,000            C
Khanna                 4 YR            1                  3               500,000            A
Lewis                  4 YR            1                  4               118,000            B
Thompson               2 YR            0.5                1                70,000            A
TOTAL                                 27.5               11             1,728,500

Note: "C" warrants entitle the holder to purchase two shares for each warrant held. "B" warrants entitle the holder to purchase one share for each warrant held. "A" warrants entitle the holder to purchase one-half share for each warrant held. All warrants are priced at $1.00 per share.

We currently have 16 writers who have either signed content provision contracts with NewsGurus, or have entered casual agreements to provide content on an informal basis. Over 900 articles are available within the NewsGurus archives. Approximately 35 additional articles are presently posted each week.

Estimate of the Amount Spent During Each of the Two Last Fiscal Years on Research and Development Activities

We had no material expenses in the fiscal years ending June 30, 1998 or June 30, 1999. Since June 30, 1999, we have incurred expenses of approximately $104,000 in the development of our website and business plan.

Number of Total Employees and Number of Full Time Employees

On April 1, 2000, we engaged Chris Bunka and Sudhir Khanna as full-time paid consultants. Mr. Bunka worked on the Newsgurus project without compensation from May, 1999 to March 31, 2000. Mr. Khanna worked full-time on the Newsgurus project without compensation from July, 1999 to March 31, 2000.

Beginning in November, 1999, the Company engaged the services of Nebular Research and Development Co. of Toronto, Canada. Nebular was chosen to construct the Newsgurus website under the direction of Sudhir Khanna. Nebular typically has four full-time persons devoted to the Newsgurus project. There are no other direct or indirect employees of the Company.

Over the next 12 months, we expect to hire as many as twelve persons in positions of direct employment, sub-contractual relationships, and full-time consultants. These positions will include but will not be limited to; Chief Operating Officer, computer programmers, secretarial and back-office personnel, editors and copy writers.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company occupies office space in Kelowna, British Columbia, Canada. This space is currently provided by management on a rent free basis. The Company's Web Servers are located in secure environments under a third party agreement with Net Nation Communications in Vancouver, British Columbia, Canada, and with Nebular Research and Development in Toronto, Ontario, Canada.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any current or pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 2000 annual general meeting is scheduled to be held on October 27, 2000 at 5774 Deadpine Drive, Kelowna, British Columbia at 1:00 p.m. The Company's security holders will be requested to elect new directors, to appoint the Company's auditors for the 2000/2001 fiscal year and to ratify all actions taken by the officers and directors of the Company the preceding year. No other business is expected to be brought before the Company's shareholders at the 2000 annual general meeting. The Company's notice of annual general meeting, Schedule 14A proxy statement and proxy are being filed separately and are incorporated herein by reference.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's shares are not currently listed on any exchange or quotation system.

There are approximately 42 shareholders holding 9,290,000 of our issued common shares. There are 2,243,500 options and warrants to purchase additional common shares of the Company.

There is a convertible debenture held by one party that could result in the issuance of up to 650,000 common shares of the Company with no additional funding required by the Company; and, up to a further 650,000 common shares upon the Company's receipt of up to $845,000 in additional funding.

The Company does not expect to pay a dividend on its common stock in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings and its cash requirements at that time.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Before our appointment of Chris Bunka and Sudhir Khanna as management in May and July, 1999, we had no operating history. Since the appointment of Mr. Bunka and Mr. Khanna, we have raised approximately $300,000 through private placements and begun construction of the Newsgurus.com website.

Our corporate operations commenced in May, 2000 with the launch of the www.newsgurus.com website which is now capable of processing customer transactions. This beta version website has substantial e-commerce capabilities allowing users to select and purchase specified content contained within the website database. This includes individual pay-per-view content, monthly subscriptions and user-selected personalized electronic magazines.

We will pursue partnerships and relationships with on-line companies that are interested in purchasing bulk quantities of our content for distribution to others. Wider distribution of content and material appearing at our website can help us increase revenues and raise awareness of the www.newsgurus.com website.

We intend to eventually publish a monthly magazine to be distributed by traditional methods such as newspaper inserts as a way of attracting a wider audience for our content. If successful, this will produce another revenue stream through magazine subscriptions and magazine advertising, while marketing our website. The goal of the magazine would be to popularize the content appearing at the website, and to promote the NewsGurus brand, while at the same time collecting revenue from magazine advertisers. We expect that some of the magazine readers will be attracted to participate at the www.newsgurus.com website to meet their needs of more timely content delivery.

We must raise additional capital in order to execute our business plan to the extent and within the timelines anticipated. We do not currently have sufficient funds to develop our business plan. We require $4 million in new equity in order to execute our business plan within the next 12 months. Our financial statements have been prepared using generally accepted accounting principles applicable to a going concern. We will not remain a going concern without additional capital. This accounting treatment contemplates the realization of assets and liquidation of liabilities in the normal course of our business. However, we have no current source of revenue. Without additional capital, it is unlikely that we will be able to continue as a going concern.

The Company is in the process of organizing additional new financing through either the issuance of equity securities or convertible debentures. There can be no assurance that the Company will be successful in obtaining funding as and when required.

We can function at a reduced activity level for a period of 12 months based on funds already raised through our funding agreement with Canalaska. This reduced level of funding will not permit aggressive deployment of our business plan however it will allow basic operation of our website and corporate activities.

Continual development of our website is required. Ongoing development costs will be substantial and will be necessary in order for us to compete in the marketplace. For example, our beta version website requires manual database indexing of submitted content. Automated database index systems are available and will be implemented in future versions of the website. This is one of many features and systems that will make our website competitive within its marketplace.

If we raise sufficient funds, we expect to spend $1,500,000 on computer hardware and software, and $1,900,000 on website development. Computer hardware includes servers, routers and other communications equipment to house and distribute website content. Hardware is also required to facilitate seamless communications between content providers and the website. Computer software includes commercial software packages in the fields of communications, data management, database mining and automated database indexing.

Our projected website development costs of as much as $1,900,000 include costs of customized and proprietary code writing and project management costs. These initiatives are expected to result in an advanced website with extensive customer management and processing capabilities, user-friendly content submission features, data mining and list management tools, interactive content request features, artificial intelligence modules and audio and video streaming.

We are dependent on high traffic at our website. To this end it is in our best interests to build a useful and informative website that will attract initial interest from users, and continue to hold that interest over time.

We propose an extensive marketing program using both traditional and new media as our forums. If we are able to raise sufficient funds, we plan to spend $900,000 over the next twelve months on our marketing program. This will be sufficient to launch and operate a controlled circulation magazine that will market the NewsGurus website and brand, launch Internet-based marketing and awareness initiatives, conduct marketing campaigns using traditional media such as print and radio, and participate in investment conferences and trade shows as required.

On April 1, 2000, we engaged Chris Bunka and Sudhir Khanna as full-time paid consultants. Mr. Bunka and Mr. Khanna each currently devote more than 50 hours per week to our business.

In November, 1999, we engaged the services of Nebular Research and Development Co. of Toronto, Canada. Nebular was chosen to construct the Newsgurus website under the direction of Sudhir Khanna. Nebular has devoted four full-time employees to the development of our website. We have no other direct or indirect employees.

We expect to hire as many as twelve persons in positions of direct employment, sub-contractual relationships, and full-time consultants over the next 12 months. These positions will include a Chief Operating Officer, computer programmers, secretarial and back-office personnel, editors and copy writers.

ITEM 7.  FINANCIAL STATEMENTS

The audited financial statements for Newsgurus.com, Inc. for the year ending June 30, 2000 are included as part of this Form 10KSB following the signature page of this Form 10KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 26, 2000, the Registrant's directors resolved to change our accountant from Kish, Leake & Associates, P.C. (the "Former Accountant") to Davidson & Company, Chartered Accountants. This resolution of our board of directors constitutes a dismissal of the Former Accountant, however, we were in no way dissatisfied with the professionalism or accounting work of the Former Accountant. The decision to change our accountant was approved by the board of directors. There were no disagreements with the Former Accountant whether or not resolved on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which if not resolved to the Former Accountant's satisfaction would have caused it to make reference to the subject matter of the disagreements in connection with its report. We filed a Form 8-K with the Commission (File No. 000-27397) on February 2, 2000.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Biographical Information on our Officers and Directors:

Christopher Bunka, Director, President and C.F.O., Age 39

Mr. Bunka was appointed a director of our company on November 20, 1999. Mr. Bunka is not a director of any other reporting companies.

From January to December, 1995, Mr. Bunka provided independent consulting, management and operational services to small private businesses. Since January, 1996 Mr. Bunka has been editor of Outsider's Overture publications which specialize in identifying economic trends in specific investment sectors. Mr. Bunka has been quoted in international publications and has written articles for several magazines.

In April, 1998 Mr. Bunka wrote and published "The Outsider's Guide to Speculative Stocks", a "how to" book designed to aid investors in building a logical approach to discovering temporarily undervalued investment sectors.

Since September, 1998, Mr. Bunka has presented weekly radio commentary on CKWX and CKNW radio in Vancouver and he has also appeared on local and national television.

Sudhir Khanna, Director and Secretary, Age 36

Mr. Khanna was appointed a director of our company on November 20, 1999. Mr. Khanna also serves as a director of Latitude Minerals Corp., symbol "LTU" on the Canadian Venture Exchange.

Sudhir Khanna is a professional engineer. From January, 1992 until September, 1997, Mr. Khanna worked on the development of the policy framework in the areas of sewage biosolids, hazardous waste, and recycling for the Province of Ontario, Canada. He also modeled, evaluated and managed approximately 80 projects dealing with the Ontario recycling infrastructure with a budget of more than $20 million.

Since June, 1992, Mr. Khanna has also worked on various projects as an independent consultant with Procter & Gamble, Scarborough Board of Education, the Province of Ontario and IBM.

In January, 1997, Mr. Khanna launched The Resource Indicator, an investment publication covering the resource industry. Mr. Khanna is both the editor and the publisher of the newsletter, since renamed eKHANNA, and has been successful in increasing the newsletter's exposure by creating mutually beneficial partnerships with content providers. Mr. Khanna has spoken at investment conferences and has been quoted in resource related journals.

There are no family relationships among the directors or executive officers of the Company.

No director or executive officer of ours has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No director or executive officer of ours has been convicted of a criminal offence or is the subject of a pending criminal proceeding. No director or executive officer of ours has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

No director or officer of ours has been found by a court to have violated a federal or state securities or commodities law.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation received by officers, directors, and management personnel will be determined from time to time by our Board of Directors. Officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

We are party to two consulting and employment agreements both dated March 20, 2000. Under these agreements, we have contracted the services of C.A.B. Financial Services Ltd. and S.K. Services Ltd. C.A.B. Financial Services Ltd. and S.K. Services Ltd. are private companies wholly owned by Mr. Chris Bunka and Mr. Sudhir Khanna, respectively.

Under the agreement with C.A.B. Financial Services Ltd., Mr. Bunka received fees of $2,500 per month since April 1, 2000. The agreement provides that Mr. Bunka's payments will increase to $5,000 per month at such time as we have raised a cumulative total of $1,000,000 in equity financing. This agreement also provides that Mr. Bunka is to receive 400,000 of our stock options which will vest over a three year period. The agreement also provides that Mr. Bunka may not compete against us in our chosen line of business during the term of his employment or for one year following his employment.

Under the agreement with S.K. Services Ltd., Mr. Khanna received fees of $1,750 per month since April 1, 2000. The agreement provides that Mr. Khanna's payments will increase to $3,500 per month at such time as we have raised a cumulative total of $1,000,000 in equity financing. This agreement also provides that Mr. Khanna is to receive 200,000 of our stock options which will vest over a three year period. The agreement also provides that Mr. Khanna may not compete against us in our chosen line of business during the term of his employment or for one year following his employment.

Other than as described above, none of our directors or officers receive any other compensation for their services. The salaries shown in the following table are for three months of fiscal 1999/2000 only.


                           SUMMARY COMPENSATION TABLE


                                                                              Long Term Compensation
                                                                       --------------------------------------
                                         Annual Compensation                    Awards            Payouts
                                 ------------------------------------- -------------------------- -----------
          (a)             (b)        (c)         (d)          (e)          (f)          (g)          (h)         (i)
------------------------------------------------------------------------------------------------------------------------
                                                             Other                                               All
                                                             Annual    Restricted   Securities                  Other
Name and Principle                                           Comp-       Stock      Underlying       LTIP       Comp-
    Position                       Salary       Bonus       ensation    Award(s)    Option/SARs     Payouts    ensation
                         Year        ($)         ($)          ($)         ($)          (#)            ($)        ($)
------------------------------------------------------------------------------------------------------------------------
Chris Bunka,             1999/    7,500.00      $0.00        $0.00        $0.00       400,000       $0.00       $0.00
President and Director   2000
------------------------------------------------------------------------------------------------------------------------

Sudhir Khanna,           1999/    5,250.00      $0.00        $0.00        $0.00       200,000       $0.00       $0.00
Secretary and Director   2000
------------------------------------------------------------------------------------------------------------------------

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information regarding the beneficial ownership of our common stock as of June 30, 2000 by:

         * each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock,

         *        each of our directors and named executive officers, and

         *        all of our directors and executive officers as a group.

                            NAME AND ADDRESS                 AMOUNT AND NATURE              PERCENT
TITLE OF CLASS              OF BENEFICIAL OWNER              OF BENEFICIAL OWNER            OF CLASS
--------------              -------------------              -------------------            --------

$.001 Par Value             Christopher Bunka (1)            President and Director         33.10%
Common Stock                5774 Deadpine Drive              3,075,000 common shares
                            Kelowna, B.C.
                            V1P 1A3

$.001 Par Value             Sudhir Khanna (1)                Secretary and Director         11.03%
Common Stock                6407 Alderwood Trail             1,025,000 common
                            Mississauga, Ontario             shares
                            L5N 6W9

$.001 Par Value             Devinder Randhawa                Former Director                5.38%
Common Stock                104 - 1456 St. Paul Street       500,000 common shares
                            Kelowna, B.C.
                            VIY 2E6

$.001 Par Value             Management as a Group            4,050,000 common shares        49.51%
Common Stock

(1) Messrs. Bunka and Khanna hold options and warrants which entitle them to acquire an additional 600,000 and 450,000 of our common shares respectively.

Canalaska Ventures Ltd. has advanced us a convertible loan of $100,000. This loan is convertible into units of our company at $0.25 per unit. Each unit is comprised of one common share and one warrant to acquire one additional common shares at $1.30 per share for two years expiring May 24, 2002. Canalaska also has the right to subscribe for an additional 1,100,000 units at $0.40 per unit. Each unit is comprised of one common share and one warrant to acquire one additional common share at $1.30 per share for a two year period. As of June 30, 2000, Canalaska has subscribed for 250,000 units at $0.40 per unit. The shares underlying these units have not yet been issued to Canalaska. Canalaska is a public company listed on the Canadian Venture Exchange.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, the persons or entities named in the table above have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

Changes in Control. We are not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We acquired our Newsgurus.com URL and the business plan which we are developing from Gurus International Corp., a private Nevada company which was owned by Mr. Chris Bunka and Mr. Sudhir Khanna. Messrs. Bunka and Khanna were subsequently elected to the Company's board of directors and appointed President and Secretary respectively. Mr. Bunka and Mr. Khanna are responsible for developing the Company's business plan. Mr. Bunka owned 297,500 shares of Gurus International Corp. and Mr. Khanna owned 52,500 shares of Gurus International Corp. In consideration for selling these share positions to us, Mr. Bunka received 2,975,000 of our shares and Mr. Khanna received 525,000 of our shares.

Chris Bunka and Sudhir Khanna were appointed directors on November 20, 1999. Both Mr. Bunka and Mr. Khanna abstained from voting on the resolution by our Board of Directors to acquire Gurus International Corp. The acquisition of Gurus International Corp. was approved by our disinterested directors, Mr. Dev Randhawa and Mr. Ron Schlitt after reviewing the business plan for Gurus International Corp. and considering the experience of Mr. Bunka and Mr. Khanna in the investment newsletter industry.

The original director and promoter of our company was Mr. Devinder Randhawa. Mr. Randhawa owns 500,000 common shares or 5.5% of our issued share capital. Mr. Chris Bunka and Mr. Sudhir Khanna are the current promoters of our company.

We have contracts with contributing writers to provide exclusive and non-exclusive articles for our website. These contributing writers have acquired seed stock in our company and warrants to acquire additional shares of our company at $1.00 per share. The sole compensation to be paid to our contributing writers over the four year term of their engagement is the share position which they have subscribed and paid for. Additional details relating to the obligations of our writers to provide content and the share positions they have acquired is described under the description of business section of this prospectus.

We have no policy with respect to entering into transactions with members of management or affiliated companies. Any non arm's length transaction we consider will be reviewed and voted on by disinterested members of our board of directors.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(A)      Exhibits


EXHIBIT
NUMBER          DESCRIPTION

3.1             Articles of  Incorporation  filed May 16, 1997,  and  amendments thereto  filed August 11, 1999,  as filed with the Issuer's Form
                10-SB  (file  no.   000-27397)   filed  on  September  21,  1999
                incorporated herein by reference.

3.3             Bylaws  as  filed  with  the  Issuer's   Form  10-SB  (file  no.
                000-27397)  on  September  21,  1999   incorporated   herein  by
                reference.

4.1 Form of Lock Up Agreement Executed by the Issuer's Shareholders as filed with the Issuer's Form 10-SB (file no. 000-27397) filed on September 21, 1999, incorporated herein by reference.

13.1            Form 10QSB for the Period  ended  December  31,  1999,  filed on
                February 15, 2000,  incorporated  herein by reference.

13.2            Form 10QSB for the Period ended March 31, 2000, filed on May 15,
                2000,  incorporated  herein  by reference.

16              Letter  from Kish,  Leake &  Associates,  P.C. as filed with the
                Issuer's Form 8-K on February 2, 2000, incorporated herein by reference.

27              Financial Data Schedule

(B)      Reports on Form 8-K

The Issuer filed a Form 8-K on January 13, 2000 and on February 2, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NEWSGURUS.COM, INC.

                              (formerly Annex Business Resources, Inc.)


Dated:  September 22, 2000    Per:  /s/ Chris Bunka
                                    ---------------
                                    Chris Bunka, President, C.E.O. and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

                                   /s/ Chris Bunka
                                   ---------------
                                   Chris Bunka, President, C.E.O. and Director

                                   September 22, 2000
                                   ------------------
                                   Date

                              NEWSGURUS.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                         DAVIDSON & COMPANY [LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of NewsGurus.Com, Inc.

(A Development Stage Company)


We have audited the consolidated balance sheet of NewsGurus.Com, Inc. (A Development Stage Company) as at June 30, 2000 and the consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended and the cumulative amounts from inception on May 16, 1997 to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2000 and the results of its operations, changes in stockholders' equity and its cash flows for the year then ended and the cumulative amounts from inception on May 16, 1997 to June 30, 2000 in accordance with generally accepted accounting principles in the United States.

The audited financial statements as at June 30, 1999 and for the year then ended were examined by other auditors who expressed an opinion without reservation on those statements in their report dated August 26, 1999.

The accompanying consolidated financial statements have been prepared assuming that NewsGurus.Com, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, unless the Company attains future profitable operations and/or obtains additional financing, there is substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                          /S/ DAVIDSON & COMPANY
                                                            "DAVIDSON & COMPANY"
                                                           Chartered Accountants

Vancouver, Canada

August 17, 2000
                          A Member of SC INTERNATIONAL

Suite 1200, Stock Exchange Tower, 609 Granville Street, P.O. Box 10372, Pacific
                     Centre, Vancouver, BC, Canada, V7Y 1G6
                  TELEPHONE (604) 687-0947 FAX (604) 687-6172

NEWSGURUS.COM, INC.

(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30

========================================================================= =============== ================
                                                                                    2000            1999
------------------------------------------------------------------------- --------------- ----------------
ASSETS

CURRENT

    Cash                                                                  $       83,430  $          --
    Accounts receivable                                                            3,000             --
    Deposit                                                                       10,000             --
                                                                          --------------  -------------

    Total current assets                                                          96,430             --

CAPITAL ASSETS (Note 4)                                                            3,670             --

WEB SITE DEVELOPMENT COSTS (Note 5)                                               90,300             --
                                                                          --------------  -------------

TOTAL ASSETS                                                              $      190,400  $          --
========================================================================= =============== ================

Continued.....

NEWSGURUS.COM, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30

============================================================================================== =============== ================

                                                                                                         2000            1999
---------------------------------------------------------------------------------------------- --------------- ----------------
Continued.....

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT

    Accounts payable and accrued liabilities                                                   $       23,540  $           235
                                                                                               --------------  ---------------

    Total current liabilities                                                                          23,540              235
                                                                                               --------------  ---------------


LONG TERM

    Convertible loan (Note 7)                                                                         100,000              --
                                                                                               --------------  --------------

    Total long term liabilities                                                                       100,000             --
                                                                                               --------------  --------------

Total liabilities                                                                                     123,540              235
                                                                                               --------------  ---------------


STOCKHOLDERS' EQUITY
    Capital stock (Note 8)
       Authorized

              50,000,000  common shares with a par value of $0.001
              25,000,000  preferred shares with a par value of $0.001
       Issued and outstanding
               9,290,000  common shares (June 30, 1999 - 7,000,000 common shares)                       9,290           7,000

    Subscription funds received                                                                        50,000              --

    Additional paid in capital                                                                        192,885           (6,500)
    Deficit accumulated during the development stage                                                 (185,315)            (735)
                                                                                               --------------  ---------------

Total stockholders' equity                                                                             66,860             (235)
                                                                                               --------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $      190,400  $            --
============================================================================================== =============== ================

HISTORY AND ORGANIZATION OF THE COMPANY (Note 1) COMMITMENTS (Note 11) SUBSEQUENT EVENTS (Note 17) ON BEHALF OF THE BOARD:

/s/ Chris Bunka, Director                            /s/ Sudhir Khanna, Director

-------------------------                            ---------------------------

                   The accompanying notes are an integral part of these consolidated financial statements.

NEWSGURUS.COM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

=========================================================== ================ ================ =============== ================
                                                                                 Period From
                                                                                     May 16,
                                                                                        1997
                                                                             (Incorporation)      Year Ended       Year Ended
                                                                                 to June 30,        June 30,         June 30,
                                                                                        2000            2000             1999
----------------------------------------------------------- ---------------- ---------------- --------------- ----------------
REVENUE                                                                      $         3,000  $        3,000  $            --
                                                                             ---------------  --------------  ---------------

EXPENSES

    Advertising                                                                        3,615           3,615               --
    Amortization                                                                         377             377               --
    Bank charges                                                                         124             124               --
    Consulting                                                                        78,500          78,500               --
    Licences and fees                                                                  1,970           1,735              235
    Office and miscellaneous                                                           7,714           7,214               --
    Professional fees                                                                 83,167          83,167               --
    Telephone                                                                             26              26               --
    Travel and promotion                                                              12,822          12,822               --
                                                                             ---------------  --------------  ---------------

                                                                                     188,315         187,580               --
                                                                             ---------------  --------------  ---------------

LOSS FOR THE YEAR                                                            $      (185,315) $     (184,580) $          (235)
=========================================================== ================ ================ =============== ===============

BASIC AND DILUTED LOSS PER SHARE                                                              $        (0.03) $        (0.01)
=========================================================== ================ ================ =============== ===============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                                      6,506,278       7,000,000
=========================================================== ================ ================ =============== ==============

                   The accompanying notes are an integral part of these consolidated financial statements.

NEWSGURUS.COM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

============================================================ ================ ================ =============== ===============
                                                                                  Period From
                                                                                      May 16,
                                                                                         1997
                                                                              (Incorporation)      Year Ended       Year Ended
                                                                                  to June 30,        June 30,         June 30,
                                                                                         2000            2000             1999
------------------------------------------------------------ ---------------- ---------------- --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the year                                                         $      (185,315) $     (184,580) $          (235)
    Items not affecting cash:
       Amortization                                                                       377             377               --
       Stock issued for services                                                        4,000           3,500               --

    Changes in non-cash working capital items:
       Increase in accounts receivable                                                 (3,000)         (3,000)              --
       Increase in deposit                                                            (10,000)        (10,000)              --
       Increase in accounts payable                                                    23,540          23,305              235
                                                                              ---------------  --------------  ---------------

    Net cash used in operating activities                                            (170,398)       (170,398)              --
                                                                              ---------------  --------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Convertible loan                                                                  100,000         100,000               --
    Issuance of capital stock                                                         198,175         198,175               --
    Share subscriptions received                                                       50,000          50,000               --
                                                                              ---------------  --------------  ---------------

    Net cash provided by financing activities                                         348,175         348,175               --
                                                                              ---------------  --------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of capital assets                                                      (4,047)         (4,047)              --
    Web site development costs                                                        (90,300)        (90,300)              --
                                                                              ---------------  --------------  ---------------

    Net cash used in investing activities                                             (94,347)        (94,347)              --
                                                                              ---------------  --------------  ---------------

CHANGE IN CASH POSITION DURING THE YEAR                                                83,430          83,430               --

CASH POSITION, BEGINNING OF THE YEAR                                                       -               -                --
                                                                              ---------------  --------------  ---------------

CASH POSITION, END OF THE YEAR                                                $        83,430  $       83,430  $            --
============================================================ ================ ================ =============== ===============

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 13)

                   The accompanying notes are an integral part of these consolidated financial statements.

NEWSGURUS.COM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

==============================================================================================================================
                                                                                        Deficit
                                                                                    Accumulated
                                                                                         During
                                              Common Stock            Additional            the          Share          Total
                                     ---------------------------         Paid in    Development  Subscriptions  Stockholders'
                                            Shares         Amount        Capital          Stage       Received         Equity
------------------------------------------------------------------------------------------------------------------------------
BALANCE, MAY 16, 1997                           --  $          --  $          --  $          --  $          --  $          --

    Common stock issued for services     7,000,000          7,000         (6,500)            -              --            500

    Loss for the period                         --             --             --           (500)            --           (500)
                                     -------------  -------------  -------------  -------------  -------------  -------------

BALANCE, JUNE 30, 1997 AND 1998          7,000,000          7,000         (6,500)          (500)            --             --

    Loss for the period                         --             --             --           (235)            --           (235)
                                     -------------  -------------  -------------  -------------  -------------  -------------

BALANCE, JUNE 30, 1999                   7,000,000          7,000         (6,500)          (735)            --           (235)

    Common stock issued to acquire
       subsidiary                        3,500,000          3,500         (3,500)            --             --             --

    Common stock issued for cash         1,147,500          1,148         60,027             --             --         61,175

    Common stock issued for cash           278,000            278         13,622             --             --         13,900

    Common stock issued for cash           100,000            100         24,900             --             --         25,000

    Common stock issued for cash            20,000             20            980             --             --          1,000

    Common stock issued for services        20,000             20            980             --             --          1,000

    Common stock issued for services        50,000             50          2,450             --             --          2,500

    Cancellation of shares              (3,756,000)        (3,756)         3,756             --             --             -

    Common stock issued for cash           152,000            152          7,448             --             --          7,600

    Common stock issued for cash           500,000            500          4,500             --             --          5,000

    Common stock issued for cash            70,000             70          3,430             --             --          3,500

    Common stock issued for cash            96,000             96         35,904             --             --         36,000

    Common stock issued for cash            25,000             25          9,975             --             --         10,000

    Common stock issued for cash            25,000             25          9,975             --             --         10,000

    Common stock issued for cash            62,500             62         24,938             --             --         25,000

    Share subscriptions received                --             --             --             --         50,000         50,000

    Loss for the year                           --             --             --       (184,580)            --       (184,580)
                                     -------------  -------------  -------------  -------------  -------------  -------------

BALANCE, JUNE 30, 2000                   9,290,000  $       9,290  $     192,885  $    (185,315) $      50,000  $      66,860
==================================== =============  =============  =============  =============  =============  =============

                   The accompanying notes are an integral part of these consolidated financial statements.

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
--------------------------------------------------------------------------------

1.   HISTORY AND ORGANIZATION OF THE COMPANY

     NewsGurus.Com, Inc. ("the Company") was incorporated on May 16, 1997 under the laws of Nevada to engage in any lawful business or activity for which corporations may be organized under the laws of the State of Nevada. The Company's principal business consists of providing expert opinion and information in the areas of money, health and lifestyles and eventually into e-commerce through the Internet.

     The Company entered the development stage in accordance with SFAS No. 7 on May 16, 1997. Its purpose is to evaluate, structure and complete a merger with, or acquisition of a privately owned corporation. During the period ended June 30, 2000, the Company acquired a 100% interest in Gurus International Corp.

2.   GOING CONCERN

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a loss of $185,315 for the period from inception to June 30, 2000. The Company anticipates expending approximately $4,000,000 over the next twelve month period in pursuing its anticipated plan of operations. The Company anticipates covering these costs by operating revenues and additional equity financing. The Company is presently undertaking an offering of 4,000,000 common shares at a price of $2.00 per share in accordance with the United States Securities Act of 1933. To date, the Company has not received any of the funds from this offering which, once fully completed, will enable the Company to complete its anticipated plan of operations. The Company has also entered into additional financing agreements including a convertible debt agreement for $100,000 of which it has received all of the proceeds as at June 30, 2000. In association with this agreement, the Company has entered into a separate financing agreement whereby it may issue 1,100,000 shares for total proceeds of $440,000 and warrants to acquire an additional 1,500,000 shares for additional proceeds in the amount of $1,950,000. To date, the Company has received $50,000 from this financing. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

3.   SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Gurus International Corp. The subsidiary was incorporated on October 29, 1999 under the laws of Nevada. All significant intercompany balances and transactions have been eliminated.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from these estimates.

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
--------------------------------------------------------------------------------

3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

     BASIC LOSS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS
     128"). Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

     CAPITAL ASSETS

     Capital   assets,   being  computer   equipment,   are  recorded  at  cost.
     Amortization of capital assets is calculated using the declining balance method at an annual rate of 30%.

     SOFTWARE DEVELOPMENT

     The Company has adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", as its accounting policy for internally developed computer software costs. Under SOP 98-1, computer software costs incurred in the preliminary development stage are expensed as incurred. Computer software costs incurred during the application development stage are capitalized and amortized over the software's estimated useful life.

     INCOME TAXES

     Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) result from the net change during the year of deferred tax assets and liabilities.

     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
--------------------------------------------------------------------------------

3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

     REPORTING ON COSTS OF START-UP ACTIVITIES

     In April 1998, the American Institute of Certified Public Accountant's issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle. The adoption of SOP 98-5 by the Company during the year had no effect on its financial statements.

     COMPREHENSIVE INCOME

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of June 30, 2000.

     STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

4.   CAPITAL ASSETS

=========================================================================================================
                                                                                 Net Book Value
                                                            Accumulated   -------------------------------
                                                Cost        Amortization       2000            1999
---------------------------------------------------------------------------------------------------------
Computer equipment                         $        4,047  $          377 $        3,670  $           --
=========================================================================================================

5.   WEB SITE DEVELOPMENT COSTS

     Web site development costs of $90,300 are comprised of software costs incurred by the Company in developing its web site. The Company's amortization policy concerning these costs is to amortize the costs over a period of five years commencing from the date of operations. As at June 30, 2000, no amortization has been taken.

6.   BUSINESS COMBINATION

     During the year, the Company entered into an acquisition agreement whereby the Company acquired all the outstanding shares of Gurus International Corp. ("Gurus"). The Company issued 3,500,000 of its common shares at an agreed value of $3,500 to acquire the shares of Gurus. At the date of acquisition, Gurus' net assets had a fair value of $Nil.

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
--------------------------------------------------------------------------------

7.       CONVERTIBLE LOAN

===========================================================================================================
                                                                                       2000            1999
-----------------------------------------------------------------------------------------------------------
Canalaska Ventures Ltd.                                                     $      100,000  $           --
===========================================================================================================

     The  convertible  loan  bears  interest  at a rate of 7% per  annum  and is
     repayable  by  March  7,  2001  unless   converted  into  common  stock  of
     NewGurus.com, Inc. at a price of $0.25 per share.

8.   CAPITAL STOCK

     On August 16, 1999, the Company implemented a 1,000:1 forward stock split and on December 17, 1999, a 7:1 forward stock split. The statements of changes in stockholders' equity has been restated to give retroactive recognition of the stock splits by reclassifying to common stock from additional paid in capital, the par value of shares arising from the split. In addition, all references to number of shares and per share amounts of common stock have been restated to reflect the stock split.

     On May 16, 1997, the Company issued 7,000,000 shares with a par value of $0.001 for services valued at $500.

     On December 17, 1999, the Company issued 3,500,000 shares with a par value of $0.001 to acquire all of the outstanding shares of Gurus International Corp.

     On January 12, 2000, the Company issued 1,147,500 shares at $0.05 per share for cash proceeds in the amount of $61,175.

     On February 1, 2000, the Company issued 278,000 shares at $0.05 per share for cash proceeds in the amount of $13,900.

     On February 24, 2000, the Company issued 100,000 shares at $0.25 per share for cash proceeds in the amount of $25,000.

     On February 24, 2000, the Company issued 20,000 shares at $0.05 per share for cash proceeds in the amount of $1,000.

     On February 24, 2000, the Company issued 20,000 shares at an agreed value of $1,000 as payment of fees for services received.

     On February 28, 2000, the Company issued 50,000 shares at an agreed value of $2,500 as payment of fees for services received.

     On February 28, 2000, the Company cancelled 3,756,000 shares gifted back to treasury.

     On February 28, 2000, the Company issued 152,000 shares at $0.05 per share for cash proceeds in the amount of $7,600.

     On February 28, 2000, the Company issued 500,000 shares at $0.01 per share for cash proceeds in the amount of $5,000.

     On March 21, 2000, the Company issued 70,000 shares at $0.05 per share for cash proceeds in the amount of $3,500.

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
--------------------------------------------------------------------------------

8.   CAPITAL STOCK (cont'd.....)

     On March 27, 2000, the Company issued 96,000 shares at $0.375 per share for cash proceeds in the amount of $36,000.

     On March 27, 2000, the Company issued 112,500 shares at $0.40 per share for cash proceeds in the amount of $45,000.

     INITIAL PUBLIC OFFERING

     The Company is currently in the process of filing a registration statement under the Securities Act of 1933 for its Initial Public Offering. The offering consists of two million units offered by the Company at a price of $2.00 per unit, each unit being comprised of one share and one warrant to acquire one additional common share at a price of $2.00 per share for six months following acceptance of its registration statement and at $2.50 per share for the period which is seven to twelve months following acceptance of its registration statement and an additional 11,533,500 shares offered by selling stock holders which may be sold if the Company's shares become quoted or listed on an exchange or quotation service.

9.   STOCK OPTIONS AND WARRANTS

     As at June 30, 2000, the Company had outstanding stock options, enabling the holders to acquire the following number of common shares:

===========================================================================================================
                         Number                Exercise
                      of Shares                   Price                  Expiry Date
-----------------------------------------------------------------------------------------------------------
                       600,000                 $  1.00                   February 1, 2005
===========================================================================================================

     As at June 30, 2000, the Company had outstanding share purchase warrants, enabling the holders to acquire the following number of shares:

============================================================================================================
                                              Original
                        Number                Exercise
                     of Shares                   Price                   Expiry Date
------------------------------------------------------------------------------------------------------------
                        60,000                 $  1.00                   January 25, 2003
                        35,000                    1.00                   February 28, 2003
                       125,000                    1.00                   November 29, 2004
                       200,000                    1.00                   November 29, 2004
                       200,000                    1.00                   November 30, 2004
                       148,500                    1.00                   December 13, 2004
                       118,000                    1.00                   January 3, 2005
                       147,000                    1.00                   February 15, 2005
                       360,000                    1.00                   February 25, 2005
                       250,000                    1.00                   February 25, 2005
============================================================================================================

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
--------------------------------------------------------------------------------

10.  STOCK BASED COMPENSATION EXPENSE

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of quoted market price of the Company's stock at the date of grant over the option price. No stock based compensation has resulted from the use of this standard.

     Following is a summary of the status of the plan during 1999 and 2000:

==========================================================================================================
                                                                                                 Weighted
                                                                                                  Average
                                                                                    Number       Exercise
                                                                                 of Shares          Price
----------------------------------------------------------------------------------------------------------
Outstanding at June 30, 1999 and 1998                                                  --         $    --

    Granted                                                                       600,000         $  1.00
    Forfeited                                                                          --         $    --
    Exercised                                                                          --         $    --
                                                                             ------------    ------------

Outstanding at June 30, 2000                                                      600,000         $  1.00
==========================================================================================================

Weighted average fair value of options granted                                                    $    --
==========================================================================================================

     Following is a summary of the status of options outstanding at June 30, 2000:

=====================================================================================================================
                                                  Outstanding Options                      Exercisable Options
                                       -------------------------------------------    -------------------------------
                                                           Weighted
                                                            Average      Weighted                           Weighted
                                                          Remaining       Average                            Average
                                                        Contractual      Exercise                           Exercise
Exercise Price                                Number           Life         Price             Number           Price
---------------------------------------------------------------------------------------------------------------------
$ 1.00                                       600,000          4.60         $  1.00           600,000        $  1.00
=====================================================================================================================

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
--------------------------------------------------------------------------------

10.  STOCK BASED COMPENSATION EXPENSE (cont'd.....)

     COMPENSATION

     Had compensation cost been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been adjusted as follows:

=====================================================================================
                                                            June 30,       June 30,
                                                                2000           1999
-------------------------------------------------------------------------------------
NET LOSS

    As reported                                        $    (184,580) $        (235)
                                                       ============== ===============

    Pro forma                                          $    (184,580) $        (235)
                                                       ============== ===============

BASIC AND DILUTED LOSS PER SHARE

    As reported                                        $       (0.03) $       (0.01)
                                                       ============== ===============

    Pro forma                                          $       (0.03) $       (0.01)
=====================================================================================

     The fair value of each option granted is estimated using the Black Scholes Option Pricing Model. The assumptions used in calculating fair value are as follows:

======================================================= ============== ==============
                                                            June 30,        June 30,
                                                                2000            1999
------------------------------------------------------ -------------- ---------------
Risk-free interest rate                                      6.434%            --
Expected life of the options                                2 years            --
Expected volatility                                           .001%            --
Expected dividend yield                                        --              --
=====================================================================================

11.  COMMITMENTS

     a)   On March 7, 2000, the Company  entered into a Financing and Management
          Agreement  with  Canalaska  Ventures  Ltd.   ("Canalaska")  to  obtain
          financing for information technology and software development.

          The terms of the agreement between the Company and Canalaska includes the following provisions:

          Canalaska has the exclusive right to earn up to a 26.6% (three milliion shares) interest in the Company by purchasing an equity position in the Company in three phases, subject to specific terms and conditions.

          Phase One, of the  agreement,  requires  Canalaska  to issue a $30,000 convertible loan (received) to the Company and a further $70,000 (received) subject to regulatory approval. The entire convertible loan must be converted to common shares of the Company at a price of $0.25 per common share within 30 days of the date of regulatory approval.

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
--------------------------------------------------------------------------------

11.  COMMITMENTS (cont'd.....)

          Phase Two, of the agreement, requires Canalaska to make an investment of $440,000 ($50,000 received) by purchasing 1,100,000 common shares at a price of $0.40 per share of the Company. After each increment of financing provided, Canalaska earns a warrant that allows Canalaska the right to purchase an equal number of additional shares in the Company at a price $1.30 per common share for a period of two years from the date each increment is executed or exercised.

          Phase Three, of the agreement, gives Canalaska the right to invest up to an additional $1,950,000 in the common shares of the Company by executing its warrants to purchase up to 1,500,000 common shares at a price of $1.30 per share, on a pro rata basis.

          Subject to completion of the Phase II financing of the Company, Canalaska has the exclusive right to own 51% and be the operator of a similarly structured company for Europe, South America, Mexico, the Caribbean and Central and South America.

12.  RELATED PARTY TRANSACTIONS

     During the year ended June 30, 2000, the Company entered into the following related party transactions:

     a) The Company paid consulting fees of $70,000 (June 30, 1999 - $Nil) to a company controlled by a former director.

     b) The Company paid professional fees of $30,000 (June 30, 1999 - $Nil) to a company controlled by a former director.

     c) The Company issued 3,500,000 common shares at an agreed value of $3,500 to acquire all of the outstanding shares of Gurus International Corp., a company controlled by common directors (Note 6).

     d) The Company paid consulting fees of $8,500 (June 30, 1999 - $Nil) to companies controlled by directors.

13.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

=====================================================================================
                                                           June 30,       June 30,
                                                               2000           1999
-------------------------------------------------------------------------------------
Cash paid for income taxes                             $         --   $          --
Cash paid for interest                                           --              --
=====================================================================================

     Non-cash investing and financing transactions during the year ended June 30, 2000 were as follows:

     a) The Company issued 3,500,000 shares of common stock at an agreed value of $3,500 to acquire 100% of the outstanding shares of Gurus International Corp.

     b) The Company issued a total of 70,000 shares of common stock at an agreed value of $3,500 for services rendered.

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
--------------------------------------------------------------------------------

13.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (cont'd.....)

     No significant non-cash investing and financing transactions occurred during the year ended June 30, 1999.

14.  INCOME TAXES

     The Company's total deferred tax asset is as follows:

===============================================================================================
                                                                     June 30,         June 30,
                                                                         2000             1999
-----------------------------------------------------------------------------------------------
Tax benefit relating to net operating loss carryforwards       $       64,388  $            80
Valuation allowance                                                   (64,388)             (80)
                                                               --------------  ---------------
                                                               $           --  $            --
===============================================================================================

     The Company has a net operating loss carryforward of approximately $185,315 which expires in 2019 and 2020. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

15.  FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities and convertible loans. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

16.  UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

17.  SUBSEQUENT EVENTS

     The following are events which occurred subsequent to year end:

     a) The Company entered into an acquisition agreement whereby the Company acquired all the outstanding shares of Independent Outsider, Inc. ("Independent") from a company owned by a director. The Company paid $3,000 to acquire all of the outstanding shares of Independent. At the date of acquisition, Independent's net assets had a fair market value of $Nil.

     b) The Company entered into a hardware and software licensing agreement with Healthnet International Inc. ("Healthnet") so that the Company may operate web-based e-commerce health stores.

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
--------------------------------------------------------------------------------

17.  SUBSEQUENT EVENTS (cont'd.....)

     The terms of the agreement between the Company and Healthnet include the following provisions:

     The payment of an initial license, production and set-up fee of $35,000 of which $10,000 is payable upon execution of the agreement (paid). The outstanding balance shall be paid in six equal payments of $4,167 over a six month period, beginning one month following the execution of the agreement. The Company further agreed to pay 10% of the initial license fee per annum as a renewal fee, and royalty fees based on monthly gross revenues. In addition, the Company agreed to pay marketing fees equal to 3% of quarterly sales (net of shipping) and a sub-license fee for use of the Super-Nutrition Distribution Inc. product database.

     The agreement shall automatically renew for one year terms unless either party gives not less than three months written notice that it wishes to have the agreement expire.