Form 10QSB
period 2000-09-30
NEWSGURUS COM INC
filed 2000-11-21
CIK 1088211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                 (250) 765-6424
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,290,000 common shares as at September 30, 2000

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                               NEWSGURUS.COM, INC.
                    ( formerly Annex Business Resources Inc.)

                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Consolidated Balance Sheets as of
                   September 30, 2000 and June 30, 2000

                   Consolidated Statements of Operations for the periods ended September 30, 2000 and September 30, 1999

                   Consolidated Statements of Cash Flows for the periods ended September 30, 2000 and September 30, 1999

                   Consolidated Statements of Changes in Stockholders' Equity

                   Notes to Consolidated Financial Statements

         Item 2    Plan of Operation

PART II. OTHER INFORMATION

         Item 1    Legal Proceedings

         Item 2    Changes in Securities

         Item 3    Defaults Upon Senior Securities

         Item 4    Submission of Matters to a Vote of Security Holders

         Item 5    Other Information

         Item 6    Exhibits and Reports on Form 8K


         SIGNATURES

                               NEWSGURUS.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED - PREPARED BY MANAGEMENT)

                               SEPTEMBER 30, 2000

NEWSGURUS.COM, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited - Prepared by Management)



=============================================================================================================================

                                                                                                    As At             As At
                                                                                            September 30,          June 30,
                                                                                                     2000              2000
-----------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
    Cash and cash equivalents                                                             $        57,236   $        83,430
    Accounts receivable                                                                             1,205             3,000
    Deposits                                                                                          --             10,000
                                                                                          ---------------   ---------------

                                                                                                   58,441            96,430

CAPITAL ASSETS (Note 5)                                                                             3,687             3,670

WEB SITE DEVELOPMENT COSTS (Note 6)                                                               134,271            90,300

OTHER ASSET (Note 7)                                                                                2,850               --
                                                                                          ---------------   --------------

TOTAL ASSETS                                                                              $       199,249   $       190,400
=============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
    Accounts payable and accrued liabilities                                              $        31,087   $        23,540
    Convertible loan (Note 8)                                                                     200,000           100,000
                                                                                          ---------------   ---------------

                                                                                                  231,087           123,540
                                                                                          ---------------   ---------------

STOCKHOLDERS' EQUITY
    Capital stock (Note 9)
       Authorized
             50,000,000  common shares with a par value of $0.001
             25,000,000  preferred shares with a par value of $0.001
       Issued and outstanding
              9,290,000  common shares (June 30, 2000 - 9,290,000 common shares)                    9,290             9,290

    Subscription funds received                                                                       --             50,000
    Additional paid in capital                                                                    192,885           192,885
    Deficit accumulated during the development stage                                             (234,013)         (185,315)
                                                                                          ---------------   ---------------

                                                                                                  (31,838)           66,860
                                                                                          ---------------   ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $       199,249   $       190,400
=============================================================================================================================



HISTORY AND ORGANIZATION OF THE COMPANY (Note 1)
COMMITMENTS (Note 12)

ON BEHALF OF THE BOARD:

/s/ Chris Bunka                   Director  /s/ Sudhir Khanna          Director
--------------------------------            -------------------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

NEWSGURUS.COM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - Prepared by Management)


=============================================================================================================================

                                                                             Period From
                                                                                 Date of
                                                                           Incorporation
                                                                              on May 16,          For the           For the
                                                                                    1997      Three Month       Three Month
                                                                                      to     Period Ended      Period Ended
                                                                           September 30,    September 30,     September 30,
                                                                                    2000             2000              1999
-----------------------------------------------------------------------------------------------------------------------------

REVENUE                                                                  $         4,517  $         1,517   $           --
                                                                         ---------------  ---------------   --------------

EXPENSES
    Advertising                                                                    3,615              --                --
    Amortization                                                                   1,298              921               --
    Automobile                                                                        10               10               --
    Bank charges                                                                     241              116               --
    Computer                                                                         630              630               --
    Consulting fees                                                               91,250           12,750               --
    Credit card fees                                                                 105              105               --
    Licences and fees                                                              4,316            2,346               --
    Office and miscellaneous                                                      12,258            4,545               --
    Professional fees                                                            103,982           20,815               --
    Telephone                                                                      1,443            1,417               --
    Travel and promotion                                                          19,382            6,560               --
                                                                         ---------------  ---------------   --------------

                                                                                 238,530           50,215               --
                                                                         ---------------  ---------------   --------------

NET LOSS FOR THE PERIOD                                                  $      (234,013) $       (48,698)  $           --
=============================================================================================================================


BASIC (LOSS) PER COMMON SHARE                                                             $        (0.01)   $        (0.00)
=============================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                      9,290,000         7,000,000
=============================================================================================================================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

NEWSGURUS.COM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Prepared by Management)



=============================================================================================================================

                                                                             Period From
                                                                                 Date of
                                                                           Incorporation
                                                                              on May 16,          For the           For the
                                                                                    1997      Three Month       Three Month
                                                                                      to     Period Ended      Period Ended
                                                                           September 30,-   September 30,     September 30,
                                                                                    2000             2000              1999
-----------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss for the period                                              $      (234,013) $        (48,698) $           --
    Items not affecting cash:
       Amortization                                                                1,298               921              --
       Stock issued for services                                                   4,000               --               --

    Changes in non-cash working capital items:
       (Increase) decrease in accounts receivable                                 (1,205)            1,795              --
       Increase in accounts payable                                               31,087             7,547              --
       Increase in deposit                                                            -             10,000              --
                                                                         ---------------  ----------------  --------------

    Net cash used in operating activities                                       (198,833)          (28,435)             --
                                                                         ---------------  ----------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Convertible Loan                                                             200,000            50,000              --
    Share capital                                                                198,175               --               --
                                                                         ---------------  ----------------  --------------

    Net cash provided by financing activities                                    398,175            50,000              --
                                                                         ---------------  ----------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of capital assets                                                 (7,835)           (3,788)             --
    Web site development costs                                                  (134,271)          (43,971)             --
                                                                         ---------------  ----------------  --------------

    Net cash used in investing activities                                       (142,106)          (47,759)             --
                                                                         ---------------  ----------------  --------------

CHANGE IN CASH POSITION DURING THE PERIOD                                         57,236           (26,194)             --

CASH POSITION, BEGINNING OF THE PERIOD                                               --             83,430              --
                                                                         ---------------  ----------------  --------------

CASH POSITION, END OF THE PERIOD                                         $        57,236  $         57,236  $           --
=============================================================================================================================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
    Cash paid for income taxes                                           $           --   $            --   $           --
    Cash paid for interest                                                           --                --               --

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING, INVESTING, AND FINANCING
    ACTIVITIES:
    Common shares issued for services                                               4,000              --               --
    Common shares issued for acquisition of subsidiary                              3,500              --               --
============================================================================================================================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

NEWSGURUS.COM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited - Prepared by Management)



=============================================================================================================================

                                                                                       Deficit
                                                                                   Accumulated
                                              Common Stock          Additional      During the          Share          Total
                                      ---------------------------      Paid in     Development  Subscriptions  Stockholders'
                                        Shares         Amount          Capital           Stage       Received         Equity
-----------------------------------------------------------------------------------------------------------------------------

BALANCE, MAY 16, 1997                           --  $          --   $        --   $          --  $         --   $         --

    Common stock issued
      for services                        7,000,000          7,000        (6,500)            --            --             500

    Loss for the period                         --             --            --            (500)           --            (500)
                                      -------------  -------------  ------------  -------------  -------------  -------------

BALANCE, JUNE 30, 1997 AND 1998           7,000,000          7,000        (6,500)          (500)           --             --

    Loss for the period                         --             --             -            (235)           --            (235)
                                      -------------  -------------  ------------  -------------  -------------  -------------

BALANCE, JUNE 30, 1999                    7,000,000          7,000        (6,500)          (735)           --            (235)

    Common stock issued to acquire
      subsidiary                          3,500,000          3,500        (3,500)            --            --             --

    Common stock issued for cash          1,147,500          1,148        60,027             --            --          61,175

    Common stock issued for cash            278,000            278        13,622             --            --          13,900

    Common stock issued for cash            100,000            100        24,900             --            --          25,000

    Common stock issued for cash             20,000             20           980             --            --           1,000

    Common stock issued
      for services                           20,000             20           980             --            --           1,000

    Common stock issued for
      services                               50,000             50         2,450             --            --           2,500

    Cancellation of shares               (3,756,000)        (3,756)        3,756             --            --             --

    Common stock issued for cash            152,000            152         7,448             --            --           7,600

    Common stock issued for cash            500,000            500         4,500             --            --           5,000

    Common stock issued for cash             70,000             70         3,430             --            --           3,500

    Common stock issued for cash             96,000             96        35,904             --            --          36,000

    Common stock issued for cash             25,000             25         9,975             --            --          10,000

    Common stock issued for cash             25,000             25         9,975             --            --          10,000

    Common stock issued for cash             62,500             62        24,938             --            --          25,000

    Share subscriptions received                --             --            --              --        50,000          50,000

    Loss for the year                           --             --            --        (184,580)           --        (184,580)
                                      -------------  -------------  ------------  -------------  ------------   -------------

BALANCE, JUNE 30, 2000                    9,290,000          9,290       192,885       (185,315)       50,000          66,860

   Share subscription converted
      to debt                                   --             --            --              --       (50,000)        (50,000)

    Loss for the period                         --             --            --         (48,698)           --         (48,698)
                                      -------------  -------------  ------------  -------------  ------------   -------------

BALANCE, SEPTEMBER 30,  2000              9,290,000  $       9,290  $    192,885  $    (234,013) $         --   $     (31,838)
=============================================================================================================================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(Unaudited - Prepared by Management)

================================================================================

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

2.       DISCLOSURE OF  MANAGEMENT

         In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by the generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended June 30, 2000. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending June 30, 2001.

3.       GOING CONCERN

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a loss of $234,013 for the period from inception to September 30, 2000. The Company anticipates expending approximately $4,000,000 over the next twelve month period in pursuing its anticipated plan of operations. The Company anticipates covering these costs by operating revenues and additional equity financing. The Company is presently undertaking an offering of 4,000,000 common shares at a price of $2.00 per share in accordance with the United States Securities Act of 1933. To date, the Company has not received any of the funds from this offering which, once fully completed, will enable the Company to complete its anticipated plan of operations. The Company has also entered into additional financing agreements including a convertible debt agreement for $150,000 of which it has received all of the proceeds as at September 30, 2000. In association with this agreement, the Company has entered into a separate financing agreement whereby it may issue 1,100,000 shares for total proceeds of $440,000 and warrants to acquire an additional 1,500,000 shares for additional proceeds in the amount of $1,950,000. To date, the Company has received $50,000 from this financing. As of September 30, 2000, the $50,000 financing received was converted into a convertible loan (Note 8). However the other party does not have the funds at the present time to continue with the agreement. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

4.       SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Gurus International Corp and Independent Outsider Inc. All significant intercompany balances and transactions have been eliminated.

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(Unaudited - Prepared by Management)

================================================================================

4.       SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

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

         CAPITAL ASSETS

         Tangible capital assets, being computer equipment and software, are recorded at cost. Amortization of capital assets is calculated using the declining balance method at an annual rate of 30% for computer equipment and 50% for software.

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

         OTHER ASSETS

         Intangible assets, being merchant credit rights, are amortized over 3 years on straight line basis.

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(Unaudited - Prepared by Management)

================================================================================

4.       SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

         ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

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

         COMPREHENSIVE INCOME

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of September 30, 2000.

         STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock

5.       CAPITAL ASSETS

         =======================================================================

                                                             Net Book Value
                                                       -------------------------
                                           Accumulated September 30,  June 30,
                                   Cost   Amortization          2000      2000
         -----------------------------------------------------------------------

         Computer equipment    $  4,047       $    704      $  3,343     3,670
         Computer software          688            344           344        --
                               --------       --------      --------  --------

                               $  4,735       $  1,048      $  3,687  $  3,670
         =======================================================================

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(Unaudited - Prepared by Management)

================================================================================

6.       WEB SITE DEVELOPMENT COSTS

         Web site development costs of $134,271 are comprised of software costs incurred by the Company in developing its web site. The Company's amortization policy concerning these costs is to amortize the costs over a period of five years commencing from the date of operations. As at September 30, 2000, no amortization has been taken.

7.       BUSINESS COMBINATION

         During the period, the Company entered into an acquisition agreement whereby the Company acquired all of the outstanding shares of Independent Outsider Inc ("Independent"). The Company paid $3,000 to acquire all the shares of Independent. At the date of acquisition, Independent's net assets had a fair value of $3,100.

         The total fair value of $3,100 has been allocated to other asset which consist of an intangible right to merchant credit.

8.       CONVERTIBLE LOAN

         =======================================================================

                                              September 30,             June 30,
                                                       2000                 2000
         -----------------------------------------------------------------------
         Canalaska Ventures Ltd.                $   200,000         $    100,000
         =======================================================================

         The convertible loan bears interest at a rate of 7% per annum and is repayable by March 7, 2001 unless converted into common stock of NewGurus.com, Inc. at a price of $0.25 per share on the first $100,000 and at a price of $0.40 on the second $100,000.

9.       CAPITAL STOCK

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

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER 30, 2000
(Unaudited - Prepared by Management)

================================================================================

9.       CAPITAL STOCK (cont'd.....)

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

         On September 30, 2000, the Company converted subscription funds received in advance into debt.

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

10.      STOCK OPTIONS AND WARRANTS

         As at September 30, 2000, the Company had outstanding stock options, enabling the holders to acquire the following number of common shares:

         =======================================================================

                      Number         Exercise
                   of Shares            Price           Expiry Date
         -----------------------------------------------------------------------
                     600,000          $  1.00           February 1, 2005
         =======================================================================

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(Unaudited - Prepared by Management)

================================================================================

10.      STOCK OPTIONS AND WARRANTS (cont'd.....)

         As at September 30, 2000, the Company had outstanding share purchase warrants, enabling the holders to acquire the following number of shares:

         =======================================================================

                                    Original
                      Number        Exercise
                   of Shares           Price            Expiry Date
         -----------------------------------------------------------------------
                      60,000         $  1.00            January 25, 2003
                      35,000            1.00            February 28, 2003
                     125,000            1.00            November 29, 2004
                     200,000            1.00            November 29, 2004
                     200,000            1.00            November 30, 2004
                     148,500            1.00            December 13, 2004
                     118,000            1.00            January 3, 2005
                     147,000            1.00            February 15, 2005
                     360,000            1.00            February 25, 2005
                     250,000            1.00            February 25, 2005
         =======================================================================

11.      STOCK BASED COMPENSATION EXPENSE

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

         Following is a summary of the status of the plan:

         =======================================================================

                                                                        Weighted
                                                                         Average
                                                               Number   Exercise
                                                            of Shares      Price
         -----------------------------------------------------------------------

         Outstanding at  June 30, 1999 and 1998                   --     $    --

             Granted                                          600,000       1.00
             Forfeited                                            --          --
             Exercised                                            --          --
                                                              -------    -------

         Outstanding at June 30, 2000 and September 30, 2000  600,000    $  1.00
         =======================================================================

         Weighted average fair value of options granted                  $    --
         =======================================================================

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(Unaudited - Prepared by Management)

================================================================================

11.      STOCK BASED COMPENSATION EXPENSE (cont'd.....)

         Following is a summary of the status of options outstanding at September 30, 2000:

         =======================================================================

                                 Outstanding Options         Exercisable Options
                            -------------------------------  -------------------
                                        Weighted
                                         Average   Weighted             Weighted
                                       Remaining    Average              Average
                                     Contractual   Exercise             Exercise
         Exercise Price      Number         Life      Price     Number     Price
         -----------------------------------------------------------------------

         $ 1.00             600,000         3.45    $  1.00    600,000   $  1.00
         =======================================================================

         COMPENSATION

         Had compensation cost been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been adjusted as follows:

         =======================================================================

                                            September 30,       September 30,
                                                     2000                1999
         -----------------------------------------------------------------------

         NET LOSS
           As reported                         $  (48,697)          $     --
                                               =================================
           Pro forma                           $  (48,697)          $     --
                                               =================================

         BASIC AND DILUTED LOSS PER SHARE
           As reported                         $    (0.01)          $     --
                                               =================================
           Pro forma                           $    (0.01)          $     --
         =======================================================================

         The fair value of each option granted is estimated using the Black Scholes Option Pricing Model. The assumptions used in calculating fair value are as follows:

         =======================================================================

                                           September 30,   September 30,
                                                    2000            1999
         -----------------------------------------------------------------------

         Risk-free interest rate                  6.434%              --
         Expected life of the options            2 years              --
         Expected volatility                      0.001%              --
         Expected dividend yield                    --                --
         =======================================================================

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(Unaudited - Prepared by Management)

================================================================================

12.      COMMITMENTS

         a) On March 7, 2000, the Company entered into a Financing and Management Agreement with Canalaska Ventures Ltd. ("Canalaska") to obtain financing for information technology and software development .

              The terms of the agreement between the Company and Canalaska includes the following provisions:

              Canalaska has the exclusive right to earn up to a 26.6% (three million shares) interest in the Company by purchasing an equity position in the Company in three phases, subject to specific terms and conditions.

              Phase One requires Canalaska to issue a $30,000 convertible loan (received) to the Company and a further $70,000 (received) subject to regulatory approval. The entire convertible loan must be converted to common shares of the Company at a price of $0.25 per common share within 30 days of the Approval Date.

              Phase Two requires Canalaska to make an investment of $440,000 ($50,000 received) by purchasing 1,100,000 shares at a price of $0.40 per share of the Company. After each increment of financing provided, Canalaska earns a warrant that allows Canalaska the right to purchase an equal number of additional shares in the Company at a price $1.30 per common share for a period of two years from the date each increment is executed or exercised. As of September 30, 2000, $100,000 had been advanced but none was converted into shares as there was no regulatory approval. The $50,000 received by June 30, 2000 has been reallocated along with the $50,000 received to September 30, 2000 as a convertible loan.

              Phase Three gives Canalaska the right to invest up to an additional $1,950,000 in the common shares of the Company by executing its warrants to purchase up to 1,500,000 common shares at a price of $1.30 per share, on a pro rata basis.

              Subject to completion of the Phase II financing of the Company, Canalaska has the exclusive right to own 51% and be the operator of an exact Clone of the Company for Europe, South America, Mexico, the Caribbean and Central and South America.

              As of September 30, 2000, Canalaska has not received regulatory approval and therefore all of the advance to September 30, 2000 in the amount of $200,000 are carried as a convertible loan (Note 8). Canalaska has, as of September 30, 2000, no more funds to advance or invest under the agreement as stipulated above. As of September 30, 2000 the Company is in discussions with Canalaska with regard to the agreement, however, no resolution has been reached.

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

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(Unaudited - Prepared by Management)

================================================================================

13.      RELATED PARTY TRANSACTIONS

         During the period ended September 30, 2000, the Company entered into the following related party transactions:

         a) The Company paid $3,000 to acquire Independent Outsider Inc., a company controlled by common directors (Note 7).

         b) The Company paid consulting fees of $12,750 (September 30, 1999 - $Nil) to companies controlled by directors.

              Included in accounts payable as at September 30, 2000 is $6,673 (June 30, 2000 - $Nil) due to directors of the Company.

         No significant non-cash investing and financing transactions occurred during the period ended September 30, 1999.

14.      INCOME TAXES

         The Company's total deferred tax asset is as follows:



         ==================================================================================

                                                                September 30,      June 30,
                                                                         2000          2000
         ----------------------------------------------------------------------------------
         Tax benefit relating to net operating loss carryforwards  $   81,905  $    64,388
         Valuation allowance                                          (81,905)     (64,388)
                                                                   ----------  -----------

                                                                   $      --   $       --
         ==================================================================================



         The Company has a net operating loss carryforward of approximately $234,013 which expires in 2019, 2020 and 2001. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

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

                                PLAN OF OPERATION

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended September 30, 2000. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

Before our appointment of Chris Bunka and Sudhir Khanna as management in May and July, 1999, we had no operating history. Since the appointment of Mr. Bunka and Mr. Khanna, we have raised approximately $400,000 through private placements and completed construction of the Newsgurus.com Beta website.

Our continued development is almost entirely dependent upon our receipt of additional equity funding. Our rate of development and schedule of accomplishments will be largely influenced by the quantity of equity funding received.

Our corporate operations commenced in May, 2000 with the launch of the www.newsgurus.com website that is now capable of processing customer transactions. This beta version website has substantial e-commerce capabilities allowing users to select and purchase specified content contained within the "Your Money" sections of the website database, including individual pay-per-view content and monthly subscriptions. We currently publish about 35 new written articles per week and 30 minutes of video content each week in the "Your Money" section. Products and services from the "Your Health" section are also available for purchase.

Continual development of our website is required. As part of our corporate development, we plan to expand the breadth of content offered in our existing site modules, and to add additional content under the topic, "Your Life". Ongoing development costs will be substantial and will be necessary in order for us to compete in the marketplace. For example, our beta version website requires manual database indexing of submitted content. Automated database index systems are available and will be implemented in future versions of the website. This is one of many features and systems that will make our website competitive within its marketplace.

We are constantly pursuing partnerships and relationships with on-line companies that are interested in purchasing bulk quantities of our content for distribution to others, or that are interested in distributing products and services that they offer. Wider distribution of content and products appearing at our website can help us increase revenues and raise awareness of the www.newsgurus.com website.

We plan to undergo additional website development, labelled Stage One and Stage Two. Concurrent with site development, we plan to pursue corporate relationships as noted above; conduct marketing programs; and generally carry out normal business activities. All our plans are dependent, in whole or in part, upon our efforts at securing funding.

We must raise additional capital in order to execute our business plan to the extent and within the timelines anticipated. We do not currently have sufficient funds to develop our business plan. We require $4 million in new equity in order to execute our business plan within the next 12 months. This would permit us to complete our Stage One website development and to complete much of our Stage Two development, as earlier described. This level of funding would also allow us to complete most of our other corporate activities as planned, also as earlier described.

Our financial statements have been prepared using generally accepted accounting principles applicable to a going concern. We will not remain a going concern without additional capital. This accounting treatment contemplates the realization of assets and liquidation of liabilities in the normal course of our business. However, we have only modest current sources of revenue. Without additional capital or greatly increased sources of revenue, it is unlikely that we will be able to continue as a going concern.

We can function at only the most basic of levels during the next 12 months without additional funding. Our current funding level prohibits deployment of our business plan however it will allow basic operation of our website and corporate existence.

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

We propose an extensive marketing program using both traditional and new media as our forums. If we are able to raise sufficient funds, we plan to spend as much as $3,400,000 to market our products and services, and our website. This will be sufficient to launch and operate a controlled circulation magazine that will market the NewsGurus website and brand, launch Internet-based marketing and awareness initiatives, conduct marketing campaigns using traditional media such as print and radio, and participate in investment conferences and trade shows as required.

We intend to eventually publish a monthly magazine to be distributed by traditional methods such as newspaper inserts as a way of attracting a wider audience for our content and to generate additional advertising revenue. If successful, this will produce an important revenue stream through magazine subscriptions and magazine advertising, while also marketing our website. The goal of the magazine would be to popularize the content appearing at the website, and to promote the NewsGurus brand, while at the same time collecting revenue from magazine advertisers. Per-page advertising rates of US$5,000 per issue could conservatively be expected at our projected distribution rate of 100,000 copies or more per month. We expect that some of the magazine readers will be attracted to participate at the www.newsgurus.com website to meet their needs of more timely content delivery.

There are two potential phases to the NewsGurus Magazine development: first is to consolidate the existing fractured production and distribution processes of the individual newsletter editors and their existing publications into a single print magazine. Thus the content from several newsletters, as well as some from our website, will be combined into one regularly issued print magazine. Second is to use as-yet undeveloped technology at NewsGurus to utilize the user data gathered at our site to produce individualized print magazines. This proposed second evolution of the magazine can only occur if we substantially complete our equity funding requirements.

Eventually, we hope to be able to offer similarly customized and personalized content available in print; audio; and video mediums, using both the Internet and conventional distribution methods. Our goal always remains the same: to leverage content acquired by us at low cost; add value to the content through developing personalization technology; and distributing it via both the Internet and conventional mediums.

On April 1, 2000, we engaged Chris Bunka and Sudhir Khanna as full-time paid consultants. Mr. Bunka and Mr. Khanna each currently devote more than 50 hours per week to our business.

In November, 1999, we engaged the services of Nebular Research and Development Co. of Toronto, Canada. Nebular was chosen to construct the Newsgurus website under the direction of Sudhir Khanna. Nebular has devoted four full-time employees to the development of our website. Since the beta stage site development is now complete, Nebular is working for us only on a care and maintenance basis until such time as we have secured additional funding. We have no other direct or indirect employees.

We expect to hire as many as twelve persons in positions of direct employment, sub-contractual relationships, and full-time consultants over the next 12 months. These positions will include a Chief Operating Officer, computer programmers, secretarial and back-office personnel, editors and copy writers. The actual number of persons we eventually employ will be determined by our ability to attract equity investment into our company.

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

                           None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NEWSGURUS.COM, INC.
                                      (formerly Annex Business Resources Inc.)


Dated:  November 20, 2000             Per:   /s/ Chris Bunka
                                             -----------------------------------
                                             Chris Bunka, President and Director