Form 10QSB
period 2000-12-31
NEWSGURUS COM INC
filed 2001-02-13
CIK 1088211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,315,000 common shares as at December 31, 2000

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                               NEWSGURUS.COM, INC.
                    (formerly Annex Business Resources Inc.)

                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.           Financial Statements............................................... 3

                           Consolidated Balance Sheets as of
                           December 31, 2000 and June 30, 2000................................ 4

                           Consolidated Statements of Operations for the periods
                           ended December 31, 2000 and December 31, 1999...................... 5

                           Consolidated Statements of Cash Flows for the periods
                           ended December 31, 2000 and December 31, 1999...................... 6

                           Consolidated Statements of Changes in Stockholders'
                           Equity............................................................. 7

                           Notes to Consolidated Financial Statements......................... 8

         Item 2            Plan of Operation..................................................17

PART II. OTHER INFORMATION

         Item 1            Legal Proceedings..................................................19

         Item 2            Changes in Securities..............................................19

         Item 3            Defaults Upon Senior Securities....................................19

         Item 4            Submission of Matters to a Vote of Security Holders................19

         Item 5            Other Information..................................................20

         Item 6            Exhibits and Reports on Form 8K....................................20

         SIGNATURES...........................................................................20

                               NEWSGURUS.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                        CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED - PREPARED BY MANAGEMENT)



                                DECEMBER 31, 2000


NEWSGURUS.COM, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited - Prepared by Management)

========================================================================================================
                                                                                     As At         As At
                                                                              December 31,      June 30,
                                                                                      2000          2000
--------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
    Cash and cash equivalents                                                   $    6,134   $    83,430
    Accounts receivable                                                                --          3,000
    Deposits                                                                           --         10,000
                                                                                ----------   -----------

                                                                                     6,134        96,430

CAPITAL ASSETS (Note 5)                                                              3,119         3,670

WEB SITE DEVELOPMENT COSTS (Note 6)                                                 153933        90,300

OTHER ASSET (Note 7)                                                                 2,585           --
                                                                                ----------   -----------

TOTAL ASSETS                                                                    $  165,771   $   190,400
========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
    Accounts payable and accrued liabilities                                    $   18,427   $    23,540
    Convertible loan (Note 8)                                                      200,000       100,000
                                                                                ----------   -----------

                                                                                   218,427       123,540
                                                                                ----------   -----------

STOCKHOLDERS' EQUITY
    Capital stock (Note 9)
       Authorized
             50,000,000  common shares with a par value of $0.001
             25,000,000  preferred shares with a par value of $0.001
       Issued and outstanding
              9,315,000  common shares (June 30, 2000 - 9,290,000 common shares)     9,315         9,290

    Subscription funds received                                                        --         50,000
    Additional paid in capital                                                     211,510       192,885
    Deficit accumulated during the development stage                              (273,481)     (185,315)
                                                                                ----------   -----------

                                                                                   (52,656)       66,860
                                                                                ----------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $  165,771   $   190,400

========================================================================================================



HISTORY AND ORGANIZATION OF THE COMPANY (Note 1)
COMMITMENTS (Note 12)

ON BEHALF OF THE BOARD:

/s/ Chris Bunka              Director /s/ Sudhir Khanna              Director
----------------------------          -----------------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

NEWSGURUS.COM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - Prepared by Management)



======================================================================================

                                             Period From
                                                 Date of
                                           Incorporation
                                              on May 16,        For the        For the
                                                    1997      Six Month      Six Month
                                                      to   Period Ended   Period Ended
                                            December 31,   December 31,    December 31
                                                    2000           2000           1999
--------------------------------------------------------------------------------------

REVENUE                                      $     4,538    $     1,537    $       --
                                             -----------    -----------    -----------


EXPENSES

    Advertising                                    3,615           --              --
    Amortization                                   2,031          1,654            --
    Automobile                                        10             10            --
    Bad debts                                      1,067          1,067            --
    Bank charges                                     241            116             9
    Computer                                         630            630            --
    Consulting fees                              108,900         30,400            --
    Credit card fees                                 320            320            --
    Licences and fees                              7,261          5,292            --
    Office and miscellaneous                       9,167          1,453            --
    Professional fees                            123,452         40,285          5,031
    Telephone                                        829            803            --
    Travel and promotion                          20,496          7,674            --
                                             -----------    -----------    -----------

                                                 278,019         89,704         (5,040)
                                             -----------    -----------    -----------

NET LOSS FOR THE PERIOD                      $  (273,481)   $   (88,167)   $    (5,040)
======================================================================================


BASIC (LOSS) PER COMMON SHARE                               $     (0.01)   $     (0.00)
======================================================================================


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                    9,315,000      7,000,000
======================================================================================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

NEWSGURUS.COM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Prepared by Management)



===========================================================================================================================

                                                                        Period From
                                                                            Date of
                                                                      Incorporation
                                                                          on May 16,            For the            For the
                                                                                1997          Six Month          Six Month
                                                                                  to       Period Ended       Period Ended
                                                                        December 31,       December 31,       December 31,
                                                                                2000               2000               1999
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss for the period                                                $(273,481)         $ (88,167)         $  (5,040)
    Items not affecting cash:
       Amortization                                                            2,031              1,654               --
       Stock issued for services                                              22,750             18,750               --

    Changes in non-cash working capital items:
       (Increase) decrease in accounts receivable                               --                3,000               --
       (Increase) decrease in deposit                                           --               10,000               --
       Increase (decrease) in accounts payable                                18,427             (5,113)            27,655
                                                                           ---------          ---------          ---------

    Net cash used in operating activities                                   (230,273)           (59,876)            22,615
                                                                           ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Convertible Loan                                                         200,000             50,000               --
    Share capital                                                            198,175               --                  221
                                                                           ---------          ---------          ---------

    Net cash provided by financing activities                                398,175             50,000                221
                                                                           ---------          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of capital assets                                             (7,835)            (3,788)              --
    Web site development costs                                              (153,933)           (63,632)           (22,836)
                                                                           ---------          ---------          ---------

    Net cash used in investing activities                                   (161,768)           (67,420)           (22,836)
                                                                           ---------          ---------          ---------

CHANGE IN CASH POSITION DURING THE PERIOD                                      6,134            (77,296)              --

CASH POSITION, BEGINNING OF THE PERIOD                                          --               83,430               --
                                                                           ---------          ---------          ---------

CASH POSITION, END OF THE PERIOD                                           $   6,134          $   6,134          $    --
===========================================================================================================================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
    Cash paid for income taxes                                             $    --            $    --            $    --
    Cash paid for interest                                                      --                 --                 --

SUPPLEMENTAL  DISCLOSURE OF NON-CASH OPERATING, INVESTING,
    AND  FINANCING ACTIVITIES:
    Common shares issued for services                                         22,750             18,750               --
    Common shares issued for acquisition of subsidiary                         3,500               --                 --
===========================================================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

NEWSGURUS.COM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited - Prepared by Management)



=========================================================================================================================

                                                                                    Deficit
                                                                                Accumulated
                                            Common Stock           Additional    During the          Share          Total
                                      ------------------------        Paid in   Development  Subscriptions  Stockholders'
                                        Shares         Amount         Capital         Stage       Received         Equity
-------------------------------------------------------------------------------------------------------------------------
BALANCE, MAY 16, 1997                       --      $     --      $     --      $     --      $     --     $     --

    Common stock issued
      for services                     7,000,000         7,000        (6,500)         --            --            500

    Loss for the period                     --            --            --            (500)         --           (500)
                                      ----------    ----------    ----------    ----------   -----------   ----------

BALANCE, JUNE 30, 1997 AND 1998        7,000,000         7,000        (6,500)         (500)         --           --

    Loss for the period                     --            --            --            (235)         --           (235)
                                      ----------    ----------    ----------    ----------   -----------   ----------

BALANCE, JUNE 30, 1999                 7,000,000         7,000        (6,500)         (735)         --           (235)

    Common stock issued to acquire
      subsidiary                       3,500,000         3,500        (3,500)         --            --           --

    Common stock issued for cash       1,147,500         1,148        60,027          --            --         61,175

    Common stock issued for cash         278,000           278        13,622          --            --         13,900

    Common stock issued for cash         100,000           100        24,900          --            --         25,000

    Common stock issued for cash          20,000            20           980          --            --          1,000
    Common stock issued for
      Services                            20,000            20           980          --            --          1,000
    Common stock issued for
      Services                            50,000            50         2,450          --            --          2,500

    Cancellation of shares            (3,756,000)       (3,756)        3,756          --            --           --

    Common stock issued for cash         152,000           152         7,448          --            --          7,600

    Common stock issued for cash         500,000           500         4,500          --            --          5,000

    Common stock issued for cash          70,000            70         3,430          --            --          3,500

    Common stock issued for cash          96,000            96        35,904          --            --         36,000

    Common stock issued for cash          25,000            25         9,975          --            --         10,000

    Common stock issued for cash          25,000            25         9,975          --            --         10,000

    Common stock issued for cash          62,500            62        24,938          --            --         25,000

    Share subscriptions received            --            --            --            --          50,000       50,000

    Loss for the year                       --            --            --        (184,580)         --       (184,580)
                                      ----------    ----------    ----------    ----------   -----------   ----------

BALANCE, JUNE 30, 2000                 9,290,000         9,290       192,885      (185,315)       50,000       66,860

   Share subscription converted
      to debt                               --            --            --            --         (50,000)     (50,000)

   Common stock issued for Services       25,000            25        18,725                                   18,750

    Loss for the period                     --            --            --         (88,167)         --        (88,167)
                                      ----------    ----------    ----------    ----------   -----------   ----------

BALANCE, DECEMBER 31, 2000            9,3150,000    $    9,315    $  211,610    $ (273,482)  $      --     $  (52,557)
=========================================================================================================================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
(Unaudited - Prepared by Management)

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

2.       DISCLOSURE OF  MANAGEMENT

         In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by the generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended June 30, 2000. The results of operations for the period ended December 31, 2000 are not necessarily indicative of the results to be expected for the year ending June 30, 2001.

3.       GOING CONCERN

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a loss of $273,481 for the period from inception to December 31, 2000. The Company has entered into a convertible debt agreement for $200,000 of which it has received all the proceeds as of December 31, 2000. The Company may need to issue 650,000 shares should this debt be converted to equity. The Company is not at this time capable of repaying the debt should it be required to do so. The Company anticipates expending approximately $4,000,000 over the next twelve month period in pursuing its anticipated plan of operations. The Company anticipates covering these costs by operating revenues and additional equity financing. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

4.       SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Gurus International Corp and Independent Outsider Inc. All significant intercompany balances and transactions have been eliminated.

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
(Unaudited - Prepared by Management)

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

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
(Unaudited - Prepared by Management)

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

         =======================================================================

                                                               Net Book Value
                                                         -----------------------
                                            Accumulated  December 31,   June 30,
                                    Cost   Amortization          2000       2000
         -----------------------------------------------------------------------
         Computer equipment     $ 4,047  $        928   $       3,119  $    3670
         Computer software          688           688              --         --
                                -------  ------------   -------------  ---------

                                $ 4,735  $      1,616   $       3,119  $   3,670
         =======================================================================

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
(Unaudited - Prepared by Management)

================================================================================

6.       WEB SITE DEVELOPMENT COSTS

         Web site development costs of $153,933 are comprised of software costs incurred by the Company in developing its web site. The Company's amortization policy concerning these costs is to amortize the costs over a period of five years commencing from the date of operations. As at December 31, 2000, no amortization has been taken.

7.       BUSINESS COMBINATION

         During the period, the Company entered into an acquisition agreement whereby the Company acquired all of the outstanding shares of Independent Outsider Inc ("Independent"). The Company paid $3,000 to acquire all the shares of Independent. At the date of acquisition, Independent's net assets had a fair value of $3,100.

         The total cost value of $3,000 has been allocated to other assets which consist of an intangible right to merchant credit.

8.       CONVERTIBLE LOAN

         =======================================================================
                                              December 31,         June 30,
                                                      2000             2000
         -----------------------------------------------------------------------

         Canalaska Ventures Ltd.              $    200,000     $    100,000
         =======================================================================

         The convertible loan bears interest at a rate of 7% per annum and is repayable beginning on March 7, 2001 unless converted into common stock of NewGurus.com, Inc. at a price of $0.25 per share on the first $100,000 and at a price of $0.40 on the second $100,000.

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

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
(Unaudited - Prepared by Management)

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

         On October 10, 2000, the Company issued 25,000 shares at an agreed value of $18,750 as payment of fees for services received.

10.      STOCK OPTIONS AND WARRANTS

         As at December 31, 2000, the Company had outstanding stock options, enabling the holders to acquire the following number of common shares:

         =======================================================================

                     Number                 Exercise
                   of Shares                   Price       Expiry Date
         -----------------------------------------------------------------------

                    600,000                 $  1.00        February 1, 2005
         =======================================================================

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
(Unaudited - Prepared by Management)

================================================================================

10.      STOCK OPTIONS AND WARRANTS (cont'd.....)

         As at December 31, 2000, the Company had outstanding share purchase warrants, enabling the holders to acquire the following number of shares:

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

         Following is a summary of the status of the plan:

         =======================================================================

                                                                        Weighted
                                                                         Average
                                                                Number  Exercise
                                                             of Shares     Price

         Outstanding at June 30, 2000, 1999 and 1998               --    $   --

             Granted                                           600,000     1.00
             Forfeited                                             --        --
             Exercised                                             --        --
                                                             ---------   ------

         Outstanding at June 30, 2000 and December 31, 2000    600,000   $ 1.00
         =======================================================================

         Weighted average fair value of options granted                  $   --
         =======================================================================

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
(Unaudited - Prepared by Management)

================================================================================

11.      STOCK BASED COMPENSATION EXPENSE (cont'd.....)

         Following is a summary of the status of options outstanding at December 31, 2000:

         =======================================================================

                                Outstanding Options          Exercisable Options
                          ---------------------------------  -------------------
                                       Weighted
                                        Average    Weighted             Weighted
                                      Remaining     Average              Average
                                    Contractual    Exercise             Exercise
         Exercise Price   Number           Life       Price    Number      Price
         -----------------------------------------------------------------------

         $ 1.00          600,000          3.45       $  1.00  600,000   $  1.00
         =======================================================================

         COMPENSATION

         Had compensation cost been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been adjusted as follows:

         =======================================================================

                                                 December 31,    December 31,
                                                         2000           1999
         -----------------------------------------------------------------------

         NET LOSS

             As reported                         $    (88,167)      $      --
                                                 ===============================

             Pro forma                           $    (88,167)      $      --
                                                 ===============================

         BASIC AND DILUTED LOSS PER SHARE

             As reported                         $      (0.01)      $      --
                                                 ===============================

             Pro forma                           $      (0.01)      $      --
         =======================================================================

         The fair value of each option granted is estimated using the Black Scholes Option Pricing Model. The assumptions used in calculating fair value are as follows:


         =======================================================================

                                          December 31,      December 31,
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
         =======================================================================

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
(Unaudited - Prepared by Management)

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

              The terms of the agreement between the Company and Canalaska includes the following provisions:

              Phase One required Canalaska to issue a $30,000 convertible loan (received) to the Company and a further $70,000 (received) subject to regulatory approval. The entire convertible loan must be converted to common shares of the Company at a price of $0.25 per common share within 30 days of the Approval Date.

              In Phase Two Canalaska made an additional investment of $100,000 (received). The entire convertible loan can be converted to common shares of the Company at a price of $0.40 per common share. Canalaska also earns a warrant that allows Canalaska the right to purchase an equal number of additional shares in the Company at a price $1.30 per common share for a period of two years from the date each increment is executed or exercised.

              As of December 31, 2000, Canalaska has not received regulatory approval and therefore all of the advances to December 31, 2000 in the amount of $200,000 are carried as a convertible loan (Note 8). Canalaska has, as of December 31, 2000, no more funds to advance or invest under the agreement as stipulated above. As of December 31, 2000 the Company is in discussions with Canalaska with regard to the agreement, however, no resolution has been reached.

         b) The Company entered into a hardware and software licensing agreement with Healthnet International Inc. ("Healthnet") so that the Company may operate web-based e-commerce health stores.

              The terms of the agreement between the Company and Healthnet include the following provisions:

              The payment of an initial license, production and set-up fee of $35,000 of which $10,000 is payable upon execution of the agreement (paid). The outstanding balance was paid in five equal payments of $5,000 over a five month period, beginning one month following the execution of the agreement. The Company further agreed to pay 10% of the initial license fee per annum as a renewal fee, and royalty fees based on monthly gross revenues. In addition, the Company agreed to pay marketing fees equal to 3% of quarterly sales (net of shipping) and a sub-license fee for use of the Super-Nutrition Distribution Inc. product database.

              The agreement shall automatically renew for one year terms unless either party gives not less than three months written notice that it wishes to have the agreement expire.

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
(Unaudited - Prepared by Management)

================================================================================

13.      RELATED PARTY TRANSACTIONS

         During the period ended December 31, 2000, the Company entered into the following related party transactions:

         a) The Company paid $3,000 to acquire Independent Outsider Inc., a company controlled by common directors (Note 7).

         b) The Company paid consulting fees of $25,500 (December 31, 1999 - $Nil) to companies controlled by directors.

              Included in accounts payable as at December 31, 2000 is $6,525 (June 30, 2000 - $Nil) due to directors of the Company.

         No significant non-cash investing and financing transactions occurred during the period ended December 31, 2000.

14.      INCOME TAXES

         The Company's total deferred tax asset is as follows:



         ===================================================================================

                                                                   December 31,     June 30,
                                                                           2000         2000

         -----------------------------------------------------------------------------------
         Tax benefit relating to net operating loss carryforwards    $  109,541     $ 64,388
         Valuation allowance                                           (109,541)     (64,388)
                                                                     ----------     --------

                                                                     $       --     $     --
         ===================================================================================

         The Company has a net operating loss carryforward of approximately $322,180 which expires in 2019, 2020 and 2001. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

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

                                PLAN OF OPERATION

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended December 31, 2000. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

Our corporate operations commenced in May, 2000 with the launch of the www.newsgurus.com website that is now capable of processing customer transactions. This beta version website has substantial e-commerce capabilities allowing users to select and purchase specified content contained within the "Your Money" sections of the website database, including individual pay-per-view content and monthly subscriptions. We currently publish about 35 new written articles per week. Over 20 journalists contribute content to this section of our website.

Our co-branded health and wellness section was introduced in September, 2000. Roughly 14,000 products from the "Your Health" section are available for purchase. Over 30 journalists contribute content to this section of our website.

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

We are constantly pursuing partnerships and relationships with on-line companies that are interested in purchasing bulk quantities of our content for distribution to others, or that are interested in distributing products and services that they offer. We are pursuing relationships that will give us access to knowledge management software systems. We are pursuing relationships that will give us reseller status of knowledge management software systems. Wider distribution of content and products appearing at our website can help us increase revenues and raise awareness of the www.newsgurus.com website.

We plan to undergo additional website development, labelled Stage One and Stage Two. Concurrent with site development, we plan to pursue corporate relationships as noted above; conduct marketing programs; and generally carry out normal business activities. All our plans are dependent, in whole or in part, upon our efforts at securing funding.

We must raise additional capital in order to execute our business plan to the extent and within the timelines anticipated. We do not currently have sufficient funds to develop our business plan. We require $4 million in new equity in order to execute our business plan within the next 12 months. This would permit us to complete our Stage One website development and to complete much of our Stage Two development, as earlier described. This level of funding would also allow us to complete most of our other corporate activities as planned, also as earlier described. We will acquire additional funding after one year.

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

We propose an extensive marketing program using both traditional and new media as our forums. Subject to the availability of sufficient funds, we plan to spend as much as $3,400,000 to market our products and services, and our website. This will be sufficient to launch and operate a controlled circulation magazine that will market the NewsGurus website and brand, launch Internet-based marketing and awareness initiatives, conduct marketing campaigns using traditional media such as print and radio, and participate in investment conferences and trade shows as required.

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

Subsequent to December 31, 2000, we engaged Lionel Prins and Darrell Woronchak as paid consultants in order to develop revenue streams and potential joint venture relationships.

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

"CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-QSB are forward-looking statements based on current expectations and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following heading: "Managements Discussion And Analysis Or Plan Of Operations" the timing and expected profitable results of publishing and sales and the need for no additional financing.

                                     PART II

                                OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                  None

Item 2            CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

Item 3            DEFAULTS UPON SENIOR SECURITIES

                  None

Item 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      We held an annual general meeting on October 27, 2000.

         (b)      Our annual general meeting involved the election of directors.
                  Chris  Bunka,   Sudhir  Khanna  and  Stephen  Encarnacao  were
                  re-elected directors of our company.

         (c) The first matter which was voted on at our annual general meeting was the election of directors. 4,618,500 votes received were cast for and zero votes were received against the election of Chris Bunka, Sudhir Khanna and Stephen Encarnacao as the directors of the Company.

                  The second matter which was voted on at our annual general meeting was the election of auditors. 4,618,500 votes received were cast for and zero votes were received against the election of Davidson & Company as our auditors for the fiscal year ending June 30, 2001

         (d)      Not applicable.

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

                                        NEWSGURUS.COM, INC.
                                        (formerly Annex Business Resources Inc.)


Dated:  February 12, 2001               Per: /s/ Chris Bunka
                                             -----------------------------------
                                             Chris Bunka, President and Director