Form 10QSB/A
period 2000-12-31
NEWSGURUS COM INC
filed 2001-03-09
CIK 1088211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                           FORM 10-QSB AMENDMENT NO. 1



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

Transitional Small Business Disclosure Format (check one):  Yes [_]    No [X]

                               NEWSGURUS.COM, INC.
                    (formerly Annex Business Resources Inc.)


                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                  December 31, 2000 and June 30, 2000

                  Consolidated Statements of Operations for the periods ended December 31, 2000 and December 30, 1999

                  Consolidated Statements of Cash Flows for the periods ended December 31, 2000 and December 31, 1999

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

                               NEWSGURUS.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                        CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED - PREPARED BY MANAGEMENT)


                                DECEMBER 31, 2000

NEWSGURUS.COM, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited - Prepared by Management)

============================================================================================================================

                                                                                                    As At             As At
                                                                                             December 31,          June 30,
                                                                                                     2000              2000
----------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
    Cash and cash equivalents                                                             $         6,134   $        83,430
    Accounts receivable                                                                                --             3,000
    Deposits                                                                                           --            10,000
                                                                                          ---------------   ---------------

                                                                                                    6,134            96,430

CAPITAL ASSETS (Note 5)                                                                             3,119             3,670

WEB SITE DEVELOPMENT COSTS (Note 6)                                                                153933            90,300

OTHER ASSET (Note 7)                                                                                2,585                 -
                                                                                          ---------------   ---------------


TOTAL ASSETS                                                                              $       165,781   $       190,400

============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT

    Accounts payable and accrued liabilities                                              $        18,337   $        23,540
    Convertible loan (Note 8)                                                                     200,000           100,000
                                                                                          ---------------   ---------------

                                                                                                  218,337           123,540
                                                                                          ---------------   ---------------


STOCKHOLDERS' EQUITY
    Capital stock (Note 9)
       Authorized
             50,000,000  common shares with a par value of $0.001
             25,000,000  preferred shares with a par value of $0.001
       Issued and outstanding
              9,315,000  common shares (June 30, 2000 - 9,290,000 common shares)                    9,315             9,290


    Subscription funds received                                                                        --            50,000
    Additional paid in capital                                                                    211,610           192,885
    Deficit accumulated during the development stage                                             (273,481)         (185,315)
                                                                                          ---------------   ---------------


                                                                                                  (52,656)           66,860
                                                                                          ---------------   ---------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $       165,781   $       190,400


============================================================================================================================

HISTORY AND ORGANIZATION OF THE COMPANY (Note 1)
COMMITMENTS (Note 12)

ON BEHALF OF THE BOARD:



/s/ Chris Bunka        Director       /s/ Sudhir Khanna              Director
-----------------------               -------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

NEWSGURUS.COM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - Prepared by Management)

===========================================================================================================================

                                           Period From
                                               Date of
                                         Incorporation
                                            on May 16,
                                                  1997        Six Month        Six Month      Three Month      Three Month
                                                    to     Period Ended     Period Ended     Period Ended     Period Ended
                                          December 31,     December 31,      December 31      December 31      December 31
                                                  2000             2000             1999             2000             1999
---------------------------------------------------------------------------------------------------------------------------


REVENUE                                $         4,538  $         1,537  $            --  $            20  $            --
                                       ---------------  ---------------  ---------------  ---------------  ---------------

EXPENSES

    Advertising                                  3,615               --               --               --               --
    Amortization                                 2,031            1,653               --              732               --
    Automobile                                      10               10               --               --               --
    Bad debts                                    1,067            1,067               --            1,067               --
    Bank charges                                   241              116                9               --                9
    Computer                                       630              630               --               --               --
    Consulting fees                            108,900           30,400               --           17,650               --
    Credit card fees                               320              320               --              170               --
    Licences and fees                            7,261            5,292               --            2,992               --
    Office and miscellaneous                     9,167            1,453               --           (3,092)              --
    Professional fees                          123,452           40,285            5,031           19,470            5,031
    Telephone                                      829              803               --             (614)              --
    Travel and promotion                        20,496            7,674               --            1,114               --
                                       ---------------  ---------------  ---------------  ---------------  ---------------

                                               278,019           89,703           (5,040)         (39,489)          (5,040)
                                       ---------------  ---------------  ---------------- ---------------- ----------------

NET LOSS FOR THE PERIOD                $      (273,481) $       (88,166) $        (5,040)         (39,469)          (5,040)
===========================================================================================================================




BASIC (LOSS) PER COMMON SHARE                           $        (0.01)  $        (0.00)           (0.01)           (0.01)
===========================================================================================================================




WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                           6,525,730        5,571,233        6,528,538        6,434,247
===========================================================================================================================







              The accompanying notes are an integral part of these
                       consolidated financial statements.

NEWSGURUS.COM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Prepared by Management)

============================================================================================================================
                                                                             Period From
                                                                                 Date of
                                                                           Incorporation
                                                                              on May 16,          For the           For the
                                                                                    1997        Six Month         Six Month
                                                                                      to     Period Ended      Period Ended
                                                                            December 31,     December 31,      December 31,
                                                                                    2000             2000              1999
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss for the period                                              $      (273,481) $        (88,166) $        (5,040)
    Items not affecting cash:

       Amortization                                                                2,031             1,654               -
       Stock issued for services                                                  22,750            18,750               -

    Changes in non-cash working capital items:

       (Decrease) in accounts receivable                                                             3,000               -
       (Decrease) in deposit                                                           -            10,000               -
       Increase (decrease) in accounts payable                                    18,427            (5,113)          27,655
                                                                         ---------------- ----------------- ---------------

    Net cash used in operating activities                                       (230,273)          (59,875)          22,615
                                                                         ---------------  ----------------  ---------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Convertible Loan                                                             200,000            50,000               --
    Share capital                                                                198,175                --              221
                                                                         ---------------  ----------------  ---------------

    Net cash provided by financing activities                                    398,175            50,000              221
                                                                         ---------------  ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Acquisition of capital assets                                                 (7,835)           (3,789)              --
    Web site development costs                                                  (153,933)          (63,632)         (22,836)
                                                                         ---------------  ----------------  ----------------

    Net cash used in investing activities                                       (161,768)          (67,421)         (22,836)
                                                                         ---------------  ----------------  ----------------


CHANGE IN CASH POSITION DURING THE PERIOD                                          6,134           (77,296)              --

CASH POSITION, BEGINNING OF THE PERIOD                                                --            83,430               --
                                                                         ---------------  ----------------  ---------------

CASH POSITION, END OF THE PERIOD                                         $         6,134  $          6,134  $            --
============================================================================================================================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
    Cash paid for income taxes                                           $            --  $             --  $            --
    Cash paid for interest                                                            --                --               --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING,

    AND FINANCING ACTIVITIES:
    Common shares issued for services                                              22,750           18,750               --
    Common shares issued for acquisition of subsidiary                              3,500               --               --
============================================================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

NEWSGURUS.COM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited - Prepared by Management)


====================================================================================================================================
                                                                                               Deficit
                                                                                           Accumulated
                                                        Common Stock          Additional    During the          Share          Total
                                                  ------------------------       Paid in   Development  Subscriptions  Stockholders'
                                                      Shares        Amount       Capital         Stage       Received        Equity
                                                  ----------    ----------    ----------    ----------     ----------    ----------
BALANCE, MAY 16, 1997                                     --    $       --    $       --    $       --     $       --    $       --

    Common stock issued for services               7,000,000         7,000        (6,500)           --             --           500

    Loss for the period                                   --            --            --          (500)            --          (500)
                                                  ----------    ----------    ----------    ----------     ----------    ----------

BALANCE, JUNE 30, 1997 AND 1998                    7,000,000         7,000        (6,500)         (500)            --            --

    Loss for the period                                   --            --            --          (235)            --          (235)
                                                  ----------    ----------    ----------    ----------     ----------    ----------

BALANCE, JUNE 30, 1999                             7,000,000         7,000        (6,500)         (735)            --          (235)

    Common stock issued to acquire subsidiary      3,500,000         3,500        (3,500)           --             --            --

    Common stock issued for cash                   1,147,500         1,148        60,027            --             --        61,175

    Common stock issued for cash                     278,000           278        13,622            --             --        13,900

    Common stock issued for cash                     100,000           100        24,900            --             --        25,000

    Common stock issued for cash                      20,000            20           980            --             --         1,000

    Common stock issued for Services                  20,000            20           980            --             --         1,000

    Common stock issued for Services                  50,000            50         2,450            --             --         2,500

    Cancellation of shares                        (3,756,000)       (3,756)        3,756            --             --            --

    Common stock issued for cash                     152,000           152         7,448            --             --         7,600

    Common stock issued for cash                     500,000           500         4,500            --             --         5,000

    Common stock issued for cash                      70,000            70         3,430            --             --         3,500

    Common stock issued for cash                      96,000            96        35,904            --             --        36,000

    Common stock issued for cash                      25,000            25         9,975            --             --        10,000

    Common stock issued for cash                      25,000            25         9,975            --             --        10,000

    Common stock issued for cash                      62,500            62        24,938            --             --        25,000

    Share subscriptions received                          --            --            --            --         50,000        50,000

    Loss for the year                                     --            --            --      (184,580)            --      (184,580)
                                                  ----------    ----------    ----------    ----------     ----------    ----------

BALANCE, JUNE 30, 2000                             9,290,000         9,290       192,885      (185,315)        50,000        66,860

   Share subscription converted to debt                   --            --            --            --        (50,000)      (50,000)

   Common stock issued for Services                   25,000            25        18,725                                     18,750


    Loss for the period                                   --            --            --       (88,166)            --       (88,166)
                                                  ----------    ----------    ----------    ----------     ----------    ----------

BALANCE, DECEMBER 31, 2000                        9,3150,000    $    9,315    $  211,610    $ (273,481)    $       --    $  (52,556)
====================================================================================================================================


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

         OTHER ASSETS


         Intangible assets, being merchant credit rights, are amortized over 3 years on a straight line basis.

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

         ====================================================================================================================
                                                                                                     Net Book Value
                                                                                           ----------------------------------
                                                                               Accumulated    December 31,         June 30,
                                                                    Cost      Amortization            2000             2000
         --------------------------------------------------------------------------------------------------------------------
         Computer equipment                             $         4,047  $           928   $         3,119  $         3,670
         Computer software                                          688              688                --               --
                                                        ---------------  ---------------   ---------------  ---------------

                                                        $         4,735  $         1,616   $         3,119  $         3,670
         ====================================================================================================================

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

         The total cost of $3,000 has been allocated to other assets which consist of an intangible right to merchant credit.


8.       CONVERTIBLE LOAN

         ====================================================================================================================

                                                                                             December 31,         June 30,
                                                                                                     2000             2000
         --------------------------------------------------------------------------------------------------------------------
         Canalaska Ventures Ltd.                                                          $       200,000  $       100,000
         ====================================================================================================================

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



10.      STOCK OPTIONS AND WARRANTS

         As at December 31, 2000, the Company had outstanding stock options, enabling the holders to acquire the following number of common shares:

         ====================================================================================================================

                                 Number                Exercise
                              of Shares                   Price                   Expiry Date
         --------------------------------------------------------------------------------------------------------------------
                                600,000                 $  1.00                   February 1, 2005
         ====================================================================================================================

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

================================================================================


10.      STOCK OPTIONS AND WARRANTS (cont'd.....)

         As at December 31, 2000, the Company had outstanding share purchase warrants, enabling the holders to acquire the following number of shares:

         ====================================================================================================================
                                                       Original
                                 Number                Exercise
                              of Shares                   Price                   Expiry Date
         ====================================================================================================================
                                 60,000                 $  1.00                   January 25, 2003
                                 35,000                    1.00                   February 28, 2003
                                125,000                    1.00                   November 29, 2004
                                200,000                    1.00                   November 29, 2004
                                200,000                    1.00                   November 30, 2004
                                148,500                    1.00                   December 13, 2004
                                118,000                    1.00                   January 3, 2005
                                147,000                    1.00                   February 15, 2005
                                360,000                    1.00                   February 25, 2005
                                250,000                    1.00                   February 25, 2005
         ====================================================================================================================


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

         Following is a summary of the status of the plan:

         ====================================================================================================================
                                                                                                                    Weighted
                                                                                                                     Average
                                                                                                      Number        Exercise
                                                                                                   of Shares           Price
         --------------------------------------------------------------------------------------------------------------------

         Outstanding at June 30, 1999 and 1998                                                            --        $     --

             Granted                                                                                 600,000            1.00
             Forfeited                                                                                    --              --
             Exercised                                                                                    --              --
                                                                                               -------------  --------------

         Outstanding at June 30, 2000 and December 31, 2000                                          600,000         $  1.00
         ====================================================================================================================

         Weighted average fair value of options granted                                                             $     --
         ====================================================================================================================

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
(Unaudited - Prepared by Management)

================================================================================


11.      STOCK BASED COMPENSATION EXPENSE (cont'd.....)

         Following is a summary of the status of options outstanding at December 31, 2000:

         ====================================================================================================================
                                                  Outstanding Options                      Exercisable Options
                                       -------------------------------------------    -------------------------------
                                                                    Weighted
                                                                     Average      Weighted                           Weighted
                                                                   Remaining       Average                            Average
                                                                 Contractual      Exercise                           Exercise
         Exercise Price                                Number           Life         Price             Number           Price
         --------------------------------------------------------------------------------------------------------------------
         $ 1.00                                       600,000          3.45         $  1.00           600,000        $  1.00
         ====================================================================================================================

         COMPENSATION

         Had compensation cost been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been adjusted as follows:

         ===========================================================================================================

                                                                                      December 31,      December 31,
                                                                                              2000              1999
         ===========================================================================================================
         NET LOSS

             As reported                                                              $    (88,166)     $         --
                                                                                      ============      ============



             Pro forma                                                                $    (88,166)     $         --
                                                                                      ============      ============


         BASIC AND DILUTED LOSS PER SHARE
             As reported                                                              $     (0.01)      $         --
                                                                                      ============      ============

             Pro forma                                                                $     (0.01)      $         --
         ===========================================================================================================

         The fair value of each option granted is estimated using the Black Scholes Option Pricing Model. The assumptions used in calculating fair value are as follows:

         =====================================================================================================================
                                                                                               December 31,      December 31,
                                                                                                       2000              1999
         ---------------------------------------------------------------------------------------------------------------------
         Risk-free interest rate                                                                    6.434%                 --
         Expected life of the options                                                              2 years                 --
         Expected volatility                                                                        0.001%                 --
         Expected dividend yield                                                                       --                  --
         =====================================================================================================================

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
(Unaudited - Prepared by Management)

================================================================================


12.      COMMITMENTS


         a) On March 7, 2000 and subsequently amended, the Company entered into a Financing and Management Agreement with Canalaska Ventures Ltd. ("Canalaska") to obtain financing for information technology and software development .

                  The terms of the amended agreement between the Company and Canalaska includes the following provisions:


                  Phase One required Canalaska to issue a $30,000 convertible loan (received) to the Company and a further $70,000 (received) subject to regulatory approval. The entire convertible loan must be converted to common shares of the Company at a price of $0.25 per common share within 30 days of the Approval Date.


                  Phase II of the agreement requires Canalaska to make an additional investment of $100,000 (received). The entire convertible loan ($200,000) can be converted to common shares of the Company at a price of $0.40 per common share. Canalaska also earns a warrant that allows Canalaska the right to purchase an equal number of additional shares in the Company at a price $1.30 per common share for a period of two years from the date each increment is executed or exercised.


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


14.      INCOME TAXES

         The Company's total deferred tax asset is as follows:

         =====================================================================================================================
                                                                                               December 31,          June 30,
                                                                                                       2000              2000
         =====================================================================================================================
         Tax benefit relating to net operating loss carryforwards                           $       109,541  $        64,388
         Valuation allowance                                                                       (109,541)         (64,388)
                                                                                            ---------------  ---------------

                                                                                            $            -   $            -
         =====================================================================================================================

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

                                PLAN OF OPERATION


The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended December 31, 2000. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.


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

                                       NEWSGURUS.COM, INC.
                                       (formerly Annex Business Resources Inc.)



Dated:  February 26, 2001              Per: /s/ Chris Bunka
                                           -------------------------------------
                                            Chris Bunka, President and Director