Form 10QSB
period 2001-03-31
NEWSGURUS COM INC
filed 2001-05-15
CIK 1088211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


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


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest  practicable date:        9,315,000 common shares as at
March 31, 2001

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                               NEWSGURUS.COM, INC.
                    (formerly Annex Business Resources Inc.)


                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.   Financial Statements.......................................3
                   Consolidated Balance Sheets as of
                   March 31, 2001 and June 30, 2000...........................4

                   Consolidated Statements of Operations for the periods ended
                   March 31, 2001 and March 31, 2000..........................5

                   Consolidated Statements of Cash Flows for
                   the periods ended March 31, 2001 and March 31, 2000........6

                   Consolidated Statements of Changes in Stockholders' Equity.7

         Notes to Consolidated Financial Statements...........................8

         Item 2    Plan of Operation.........................................18

PART II. OTHER INFORMATION...................................................20

         Item 1    Legal Proceedings.........................................20

         Item 2    Changes in Securities.....................................20

         Item 3    Defaults Upon Senior Securities...........................20

         Item 4    Submission of Matters to a Vote of Security Holders.......20

         Item 5    Other Information.........................................21

         Item 6    Exhibits and Reports on Form 8K...........................21


         SIGNATURES..........................................................21

                               NEWSGURUS.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                        CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED - PREPARED BY MANAGEMENT)


                                 MARCH 31, 2001

NEWSGURUS.COM, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited - Prepared by Management)

================================================================================================= ================

                                                                                       March 31,         June 30,
                                                                                            2001             2000
------------------------------------------------------------------------------------------------- ----------------

ASSETS

CURRENT
    Cash and cash equivalents                                                   $         2,564   $        83,430
    Accounts receivable                                                                  66,205             3,000
    Marketable securities                                                                 2,880               --
    Deposits                                                                                --             10,000
                                                                                ---------------   ---------------

                                                                                         71,649            96,430
CAPITAL ASSETS (Note 5)                                                                   4,695             3,670
WEB SITE DEVELOPMENT COSTS (Note 6)                                                     122,427            90,300
OTHER ASSETS (Note 7)                                                                     2,327               --
                                                                                ---------------   --------------

TOTAL ASSETS                                                                    $       201,098   $       190,400
================================================================================================= ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
    Accounts payable and accrued liabilities                                    $        77,114   $        23,540
    Convertible loan (Note 8)                                                           200,000           100,000
                                                                                ---------------   ---------------

                                                                                        277,114           123,540
                                                                                ---------------   ---------------

STOCKHOLDERS' EQUITY
    Capital stock (Note 9)
       Authorized
             50,000,000  common shares with a par value of $0.001
             25,000,000  preferred shares with a par value of $0.001
       Issued and outstanding
              9,315,000  common shares (June 30, 2000 - 9,290,000 common shares)          9,315             9,290
    Subscription funds received                                                             --             50,000
    Additional paid in capital                                                          211,610           192,885
    Deficit accumulated during the development stage                                   (296,941)         (185,315)
                                                                                ---------------   ---------------

                                                                                        (76,016)           66,860
                                                                                ---------------   ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $       201,098   $       190,400
================================================================================================= ================

HISTORY AND ORGANIZATION OF THE COMPANY (Note 1)
COMMITMENTS (Note 12) ON BEHALF
OF THE BOARD:



/s/Chris Bunka                       Director   /s/Sudhir Khanna        Director
------------------------------                 ----------------------------
Chris Bunka                                     Sudhir Khanna

              The accompanying notes are an integral part of these
                       consolidated financial statements.

NEWSGURUS.COM, INC.
(A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited - Prepared by Management)

====================================== ================ ================ ================ ================ ================

                                           Period From
                                               Date of
                                         Incorporation
                                            on May 16,       Nine Month       Nine Month      Three Month      Three Month
                                               1997 to     Period Ended     Period Ended     Period Ended     Period Ended
                                             March 31,        March 31,        March 31,        March 31,        March 31,
                                                  2001             2001             2000             2001             2000
-------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------



REVENUE
    Marketing revenue                  $       116,280  $       113,280  $           --   $       111,364  $            --
                                       ---------------  ---------------  ---------------  ---------------     -------------

EXPENSES
    Advertising                                  3,615              --                --             --                 --
    Amortization                                 2,498            2,121              588              109              233
    Bad debts                                       --               --               --           (1,067)              --
    Bank charges                                   311              179               92               36               93
    Computer                                     1,061            1,061               --              430               --
    Consulting fees                            149,900           71,400               --           41,000               --
    Credit card fees                               604              604               --              227               --
    Direct mail costs                           73,407           73,407               --           73,407               --
    Licences and fees                            9,739            7,769              509            2,478              921
    Office and miscellaneous                    12,994            5,269              909            3,730              559
    Professional fees                          129,252           46,085           53,283            5,800           38,839
    Site maintenance                             1,500            1,500               --            1,500               --
    Telephone                                      940              914               26              112               12
    Travel and promotion                        20,680            7,877            2,407              270            2,407
                                       ---------------  ---------------  ---------------  ---------------  ---------------

                                              (406,501)        (218,186)         (57,814)        (128,032)         (43,064)
                                       ---------------  ---------------  ---------------  ---------------  ---------------

OTHER ITEM
    Write-down of marketable
       securities                               (6,720)          (6,720)             --            (6,720)              --
                                       ---------------  ---------------  ---------------  ---------------  --------------


NET LOSS FOR THE PERIOD                $      (296,941) $      (111,626) $       (57,814) $       (23,388) $        (43,064)
====================================== ================ ================ ================ ================ ================


BASIC AND DILUTED LOSS PER
    COMMON SHARE                                        $         (0.02)  $        (0.01)           (0.01)            (0.01)
====================================== ================ ================ ================ ================ ================


WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                        9,305,714        5,578,903        9,315,000         6,495,010
====================================== ================ ================ ================ ================ ================



                   The accompanying notes are an integral part
                  of these consolidated financial statements.

NEWSGURUS.COM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Prepared by Management)

======================================================================== ================ ================= ================

                                                                             Period From
                                                                                 Date of
                                                                           Incorporation
                                                                              on May 16,        Nine Month       Nine Month
                                                                                 1997 to      Period Ended     Period Ended
                                                                               March 31,         March 31,        March 31,
                                                                                    2001              2001             2000
------------------------------------------------------------------------ ---------------- ----------------- ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss for the period                                              $      (296,941) $       (111,626) $       (57,814)
    Items not affecting cash:
       Amortization                                                                2,498             2,121              588
       Stock issued for services                                                  22,750            18,750            3,500

    Changes in non-cash working capital items:
       Increase in accounts receivable                                           (66,205)          (66,205)            (200)
       Decrease in deposit                                                            --            10,000               --
       Increase in accounts payable                                               77,114            53,574           37,197
                                                                         ---------------  ----------------  ---------------

    Net cash used in operating activities                                       (260,784)          (93,386)         (16,729)
                                                                         ---------------  ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Convertible Loan                                                             200,000            50,000               --
    Share capital                                                                198,175                --          192,998
                                                                         ---------------  ----------------  ---------------

    Net cash provided by financing activities                                    398,175            50,000          192,998
                                                                         ---------------  ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of capital assets                                                 (9,520)           (2,473)           2,763
    Web site development costs                                                  (122,427)          (32,127)         (54,622)
    Increase in marketable securities                                             (2,880)           (2,880)              --
                                                                         ---------------  ----------------  --------------

    Net cash used in investing activities                                       (134,827)          (37,480)         (51,859)
                                                                         ---------------  ----------------  ---------------

CHANGE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD                              2,564           (80,866)         124,410

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                                    --            83,430               --
                                                                         ---------------  ----------------  --------------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD                             $         2,564  $          2,564  $       124,410
======================================================================== ================ ================= ================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
    Cash paid for income taxes                                           $            --  $             --  $            --
    Cash paid for interest                                                            --                --               --
======================================================================== ================ ================= ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING,
    AND FINANCING ACTIVITIES:
    Common shares issued for services                                    $         22,750 $         18,750  $           --
    Common shares issued for acquisition of subsidiary                              3,500               --              --
======================================================================== ================ ================= ================

                   The accompanying notes are an integral part of these consolidated financial statements.

NEWSGURUS.COM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited - Prepared by Management)

===================================== ============================= ============= ============== ============== ==============

                                                                                       Deficit
                                                                                   Accumulated
                                             Common Stock            Additional     During the             Share           Total
                                         -------------------------      Paid in    Development     Subscriptions   Stockholders'
                                           Shares         Amount        Capital          Stage          Received          Equity

------------------------------------------------------------------------------------------------------------------------------



BALANCE, MAY 16, 1997                            --   $         --   $        --   $          --   $          --  $          --

  Common stock issued for services        7,000,000          7,000        (6,500)             --              --            500
  Loss for the period                           --              --            --            (500)             --           (500)
                                      -------------  -------------  ------------   -------------   -------------  ------------

BALANCE, JUNE 30, 1997 AND 1998           7,000,000          7,000        (6,500)           (500)             --             --

  Loss for the period                            --             --            --            (235)             --           (235)
                                      -------------  -------------  ------------   -------------   -------------   ------------

BALANCE, JUNE 30, 1999                    7,000,000          7,000        (6,500)           (735)             --           (235)

  Common stock issued to acquire
    subsidiary                            3,500,000          3,500        (3,500)             --              --            --
  Common stock issued for cash            1,147,500          1,148        60,027              --              --         61,175
  Common stock issued for cash              278,000            278        13,622              --              --         13,900
  Common stock issued for cash              100,000            100        24,900              --              --         25,000
  Common stock issued for cash               20,000             20           980              --              --          1,000
  Common stock issued for services           20,000             20           980              --              --          1,000
  Common stock issued for services           50,000             50         2,450              --              --          2,500
  Cancellation of shares                 (3,756,000)        (3,756)        3,756              --              --             --
  Common stock issued for cash              152,000            152         7,448              --              --          7,600
  Common stock issued for cash              500,000            500         4,500              --              --          5,000
  Common stock issued for cash               70,000             70         3,430              --              --          3,500
  Common stock issued for cash               96,000             96        35,904              --              --         36,000
  Common stock issued for cash               25,000             25         9,975              --              --         10,000
  Common stock issued for cash               25,000             25         9,975              --              --         10,000
  Common stock issued for cash               62,500             62        24,938              --              --         25,000
  Share subscriptions received                   --             --            --              --          50,000         50,000
  Loss for the year                              --             --            --        (184,580)             --       (184,580)
                                      -------------  -------------  ------------  -------------    -------------   ------------

BALANCE, JUNE 30, 2000                    9,290,000          9,290       192,885        (185,315)         50,000         66,860

  Share subscription converted
    to debt                                      --             --            --              --         (50,000)       (50,000)
  Common stock issued for services           25,000             25        18,725                                         18,750
  Loss for the period                           --              --            --        (111,626)           --         (111,626)
                                      -------------  -------------  ------------   -------------  -------------    ------------

BALANCE, MARCH 31, 2001                   9,315,000  $       9,315  $    211,610  $     (296,941) $         --    $     (76,016)
===================================== ============== ============== ============= ============== ==============   ============


                   The accompanying notes are an integral part of these consolidated financial statements.

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(Unaudited - Prepared by Management)
================================================================================

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

         The Company entered the development stage in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 on May 16, 1997. Its purpose is to evaluate, structure and complete a merger with, or acquisition of a privately owned corporation.


2.       DISCLOSURE OF MANAGEMENT

         In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended June 30, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending June 30, 2001.

3.       GOING CONCERN

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a loss of $296,941 for the period from inception to March 31, 2001. The Company anticipates expending approximately $4,000,000 over the next twelve month period in pursuing its anticipated plan of operations. The Company anticipates covering these costs by operating revenues and additional equity financing. The Company has entered into a convertible debt agreement for $200,000 of which it has received all the proceeds as of March 31, 2001. The Company may need to issue 650,000 shares should this debt be converted to equity. The Company is not at this time capable of repaying the debt should it be required to do so. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

4.       SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Gurus International Corp and Independent Outsider Inc. All significant intercompany balances and transactions have been eliminated.

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(Unaudited - Prepared by Management)
================================================================================



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

         BASIC LOSS PER SHARE

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share" ("SFAS 128"). Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

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

         MARKETABLE SECURITIES

         In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain investments in Debt and Equity Securities", which became effective for years beginning after December 31, 1993. The statement requires that certain investments be classified into available-for-sale or trading securities stated at fair market values. Any unrealized holding gains or losses are to be reported as a separate component of shareholders' equity until realized for available-for-sale securities, and included in earnings for trading securities.

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

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(Unaudited - Prepared by Management)
================================================================================

4.       SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

         INCOME TAXES

         Income taxes are provided in accordance with SFAS No. 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) result from the net change during the year of deferred tax assets and liabilities.

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

         ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 1999. In June 2000, the FASB issued SFAS No. 138, which is a significant amendment to SFAS 133. The Company does not anticipate that the adoption of these statements will have a significant impact on its financial statements.

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

MARKETABLE SECURITIES

====================================== ================ =================

                                              March 31,          June 30,
                                                   2001              2000
-------------------------------------- ---------------- -----------------

Trading securities                     $         2,800  $           --
====================================== ================ =================

           For the nine month period ended March 31, 2001, the Company recognized a holding loss of $6,720 (2000 - $Nil).

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(Unaudited - Prepared by Management)
================================================================================



5.       CAPITAL ASSETS

         ================================================= ================= ==================================

                                                                                       Net Book Value
                                                                             ----------------------------------

                                                                 Accumulated        March 31,          June 30,
                                                      Cost      Amortization             2001              2000
         ------------------------------------------------- ----------------- ---------------- -----------------

         Computer equipment               $         5,732  $         1,037   $         4,695  $          3670
         Computer software                            688              688                --              --
                                          ---------------  ---------------   ---------------  --------------

                                          $         6,420  $         1,725   $         4,695  $         3,670
         ================================================= ================= ================ =================


6.       WEB SITE DEVELOPMENT COSTS

         Web site development costs of $157,427 are comprised of software costs incurred by the Company in developing its web site. The Company's amortization policy concerning these costs is to amortize the costs over a period of five years commencing from the date of operations. As at March 31, 2001, no amortization has been taken.


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


8.       CONVERTIBLE LOAN

         =========================================================== =================
                                                          March 31,         June 30,
                                                               2001             2000
         ----------------------------------------------------------- -----------------

         Canalaska Ventures Ltd.                    $       200,000  $       100,000
         =========================================================== =================

         The convertible loan bears interest at a rate of 7% per annum and was repayable beginning on March 7, 2001 unless converted into common stock of NewGurus.com, Inc. at a price of $0.25 per share on the first $100,000 and at a price of $0.40 on the second $100,000. The loan has not been formally renegotiated. The Company is currently in negotiation with lenders regarding the repayment of the existing loan. The lender has made no formal demand for the payments.

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(Unaudited - Prepared by Management)
================================================================================

9.       CAPITAL STOCK

         On August 16, 1999, the Company implemented a 1,000:1 forward stock split and on December 17, 1999, a 7:1 forward stock split. The statement of stockholders' equity has been restated to give retroactive recognition of the stock splits by reclassifying to common stock from additional paid in capital, the par value of shares arising from the split. In addition, all references to number of shares and per share amounts of common stock have been restated to reflect the stock split.

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

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(Unaudited - Prepared by Management)
================================================================================


9.       CAPITAL STOCK (cont'd...)

         On September 30, 2000, the Company converted subscription funds received in advance into debt.

         On October 10, 2000, the Company issued 25,000 shares at an agreed value of $18,750 as payment of fees for services received.


10.      STOCK OPTIONS AND WARRANTS

         As at March 31, 2001, the Company had outstanding stock options, enabling the holders to acquire the following number of common shares:

         ============= =========== ==========================================
               Number    Exercise
            of Shares      Price  Expiry Date
         ------------- ----------- ------------------------------------------

              600,000     $  1.00  February 1, 2005
         ============= =========== ==========================================

         As at March 31, 2001, the Company had outstanding share purchase warrants, enabling the holders to acquire the following number of shares:

         =================================================================

                          Original
              Number      Exercise
           of Shares         Price        Expiry Date
         ----------------------------------------------------------------

              60,000       $  1.00        January 25, 2003
              35,000          1.00        February 28, 2003
             125,000          1.00        November 29, 2004
             200,000          1.00        November 29, 2004
             200,000          1.00        November 30, 2004
             148,500          1.00        December 13, 2004
             118,000          1.00        January 3, 2005
             147,000          1.00        February 15, 2005
             360,000          1.00        February 25, 2005
             250,000          1.00        February 25, 2005
         =================================================================


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

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(Unaudited - Prepared by Management)
================================================================================



11.      STOCK BASED COMPENSATION EXPENSE (cont'd...)



         Following is a summary of the status of the plan:


         ===================================================================================================

                                                                                                   Weighted
                                                                                                    Average
                                                                                     Number        Exercise
                                                                                  of Shares           Price
         ----------------------------------------------------------------------------------- ---------------

         Outstanding at June 30, 1999 and 1998                                          --         $    --

             Granted                                                                600,000            1.00
             Forfeited                                                                  --              --
             Exercised                                                                  --              --
                                                                               ------------  -------------

         Outstanding at March 31, 2000 and March 31, 2000                           600,000         $  1.00
         =================================================================================== ===============


         Weighted average fair value of options granted                                             $    --
         =================================================================================== ===============



         Following is a summary of the status of options outstanding at March 31, 2001:


====================================== ==========================================================================
                                                  Outstanding Options                  Exercisable Options
                                           -------------------------------------- -------------------------------
                                                           Weighted
                                                            Average      Weighted                       Weighted
                                                          Remaining       Average                        Average
                                                        Contractual      Exercise                       Exercise
Exercise Price                                Number           Life         Price         Number           Price
-------------------------------------- -------------- -------------- ---------------------------- ---------------


$ 1.00                                       600,000          3.45         $  1.00       600,000        $  1.00
====================================== ============== ============== ============================ ===============

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(Unaudited - Prepared by Management)
================================================================================


11.      STOCK BASED COMPENSATION EXPENSE (cont'd...)

         COMPENSATION

         Had compensation cost been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been adjusted as follows:

================================================================================== =================

                                                                       Nine Month        Nine Month
                                                                     Period Ended      Period Ended
                                                                        March 31,         March 31,
                                                                             2001              2000
---------------------------------------------------------------------------------- -----------------

NET LOSS
    As reported                                                   $      (111,626) $       (57,814)
                                                                  ================ =================

    Pro forma                                                     $      (111,626) $       (57,814)
                                                                  ================ =================

BASIC AND DILUTED LOSS PER SHARE
    As reported                                                   $        (0.02)  $         (0.01)
                                                                  ================ =================

    Pro forma                                                     $        (0.02)   $         (0.01)
================================================================================== =================

         The fair value of each option granted is estimated using the Black Scholes Option Pricing Model. The assumptions used in calculating fair value are as follows:

================================================================================= =================

                                                                       March 31,         March 31,
                                                                            2001              2000
--------------------------------------------------------------------------------- -----------------

Risk-free interest rate                                                   --            6.434%
Expected life of the options                                              --           3 years
Expected volatility                                                       --            .0001%
Expected dividend                                                         --               --
================================================================================= =================

12.      COMMITMENTS

         a) On March 7, 2000 and subsequently amended, the Company entered into a Financing and Management Agreement with Canalaska Ventures Ltd. ("Canalaska") to obtain financing for information technology and software development .

              The terms of the amended agreement between the Company and Canalaska includes the following provisions:

              Phase One required Canalaska to issue a $30,000 convertible loan (received) to the Company and a further $70,000 (received) subject to regulatory approval. The entire convertible loan must be converted to common shares of the Company at a price of $0.25 per common share within 30 days of the Canadian Venture Exchange approving to consummate the lending agreement with the Company.

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(Unaudited - Prepared by Management)
================================================================================


12.      COMMITMENTS (cont'd...)

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

              As of March 31, 2001, Canalaska has not received regulatory approval and therefore all of the advances to March 31, 2001 in the amount of $200,000 are carried as a convertible loan (Note 8). As of March 31, 2001 the Company is in discussions with Canalaska with regard to the agreement, however, no resolution has been reached.

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


13.      RELATED PARTY TRANSACTIONS

         During the period ended March 31, 2001, the Company entered into the following related party transactions:

         a) The Company paid $3,000 to acquire Independent Outsider Inc., a company controlled by common directors (Note 7).

         b) The Company paid consulting fees of $25,500 (March 31, 2000 - $Nil) to companies controlled by directors.

                  Included in accounts payable as at March 31, 2001 is $3,685 (June 30, 2000 - $Nil) due to directors of the Company.

NEWSGURUS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(Unaudited - Prepared by Management)
 =============================================================================


14.      INCOME TAXES

         The Company's total deferred tax asset is as follows:

================================================================================= =================

                                                                       March 31,          June 30,
                                                                            2001              2000
--------------------------------------------------------------------------------- -----------------

Tax benefit relating to net operating loss carryforwards         $       103,173  $        64,388
Valuation allowance                                                     (103,173)         (64,388)
                                                                 ---------------  ---------------

                                                                 $           --   $           --
================================================================================= =================

         The Company has a net operating loss carryforward of approximately $296,941 which expires in 2019, 2020 and 2021. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.


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

                                PLAN OF OPERATION

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended March 31, 2001. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

Prior to March 31, 2001, we engaged Lionel Prins and Darrell Woronchak as paid consultants in order to develop revenue streams and potential joint venture relationships.

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

                           None

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

                                       NEWSGURUS.COM, INC.
                                       (formerly Annex Business Resources Inc.)


Dated:  May 14, 2001          Per:     /s/ Chris Bunka
                                       -----------------------------------------
                                       Chris Bunka, President and Director