Form 10KSB
period 2001-06-30
NEWSGURUS COM INC
filed 2001-09-27
CIK 1088211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[xx] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission file Number: 000-27397

NEWSGURUS.COM, INC.

(Name of small business issuer in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0204280

(I.R.S. Employer Identification Number)

5774 Deadpine Drive

Kelowna, British Columbia, V1P 1A3

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

[ X ]

The Issuer's revenues for its fiscal year ended June 30, 2001 were $167,797.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $3,113,100 as of the closing price of $0.54 per share on June 29, 2001 on the OTC.BB.

On June 30, 2001, the number of shares outstanding of the registrant's Common Stock was 9,815,000.

Transitional Small Business Disclosure Format (Check one): Yes ____; No __X__

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

The Company attracts an audience to its website by delivering exclusive content from established writers and personalities. NewsGurus also reaches additional audiences through re-distribution efforts and agreements. The Company creates marketing revenue streams by delivering targeted content to its audience on behalf of paying sponsors. The Company also is attempting to create revenue streams by reselling technology-oriented products and services developed by third parties.

Despite a difficult business environment, NewsGurus.com Inc. completed many substantial milestones during the last twelve months. It's web site was completed and tested, and now generates modest revenue. More than twenty-five writers and journalists have contributed content to the website; growth of virtually 100% during the past year.

Website traffic has also grown strongly as compared to twelve months earlier. There were 6,712 unique visitors to the site during August, 2001 compared to fewer than 1,500 during the same month one year earlier. Page views were 132,483 in August, 2001. Management is encouraged that traffic continues to grow despite very few expenditures being made on marketing and is confident of the growing strength of the NewsGurus brand.

The Company unveiled a marketing campaign with a retail value of $16 million to be executed in order to build the NewsGurus brand and awareness of the Company. This campaign has not yet commenced as management is evaluating whether, in light of the deteriorated market environment, it represents the best value to shareholders.

In the context of the deteriorating business environment associated with web-based initiatives, management understood that it would need to substantially reinforce its revenue model in order for the company to succeed in the difficult business environment. Several possible initiatives were investigated and, subsequent to June 30, the Company has made announcements in this regard. Additional opportunities in all business segments are constantly under review.

Products and Services.

NewsGurus continues its vertically integrated efforts within the media industry and is leveraging the knowledge gleaned through distribution of such media with an eye towards revenue streams. In January 2001, the Company began its first real efforts at generating revenue as it felt that product and services development had matured sufficiently to allow initial revenue streams to flow. Most of the revenue generated during this period was marketing related, leveraging as planned the NewsGurus retail web audience as well as other audiences.

The environment for marketing had deteriorated during 2001 to such extent that, while NewsGurus' marketing revenue was operationally profitable, it was difficult to reach a critical mass. Other competing media organizations have ceased operations due to mounting losses during this same period.

NewsGurus has subsequently announced several knowledge management and business intelligence products and services to which it has acquired rights. Chief among these is the NtrantTM Enterprise Resource Management system (ERM) to which the Company has acquired exclusive re-seller rights in Alberta, British Columbia, and Washington state; as well as non-exclusive selling rights elsewhere.

Subsequent to June 30, 2001, the Company has also announced an important distribution agreement with Multex.com Inc. of New York, NY. Management believes that this agreement will help deliver additional exposure to its associated writers and provide an incentive for new writers to join NewsGurus, thus helping to create an ever-larger NewsGurus audience.

While no additional technological development is required to enable the Company to offer its existing suite of products and services, NewsGurus.com Inc requires additional development funds in order to offer additional products and services. Those costs could be substantial and even necessary expenditures in order for the Company to remain competitive.

All our plans are dependent, in whole or in part, upon our efforts at securing funding. To that end management is working at all times to secure acceptable funding that allows the company to continue with its development. We plan to undergo additional website and technological development as funds are available. Concurrent with site development, we plan to pursue corporate relationships as noted above; conduct marketing programs; and generally carry out normal business activities

High traffic at our website will strengthen our business plans. To this end it is in our best interests to build a useful and informative website that will attract initial interest from users, and continue to hold that interest over time. Subject to the availability of sufficient funds, we propose an extensive marketing program using both traditional and new media as our forums.

In August, 2001, we test-published our first effort at launching a regular periodical named NewsGurus magazine. Again subject to necessary availability of funds, we intend to eventually publish a monthly magazine to be distributed by traditional methods such as newspaper inserts as a way of attracting a wider audience for our content and to generate additional advertising revenue. If successful, this will produce an important revenue stream through magazine subscriptions and magazine advertising, while also marketing our website. The goal of the magazine would be to popularize the content appearing at the website, and to promote the NewsGurus brand, while at the same time collecting revenue from magazine advertisers. We expect that some of the magazine readers will be attracted to participate at the www.newsgurus.com website to meet their needs of more timely content delivery.

Management's vision is that NewsGurus be the premier supplier to individuals and Small and Medium Sized Enterprises (SME's) of business intelligence and knowledge management products and services in North America. To get there, the Company must apply the knowledge it is gaining through its role as a vertical provider of media and media services, towards the fulfillment of specific knowledge for individual clients. IBM estimates that SME's will spend us$330 billion on IT products and services this year.

Media; the Internet; computer software; and more, are all used by NewsGurus to achieve its vision. To this end the Company's activities encompass many traditional business sectors.

Estimate of the Amount Spent During Each of the Two Last Fiscal Years on Research and Development Activities

We did not expend any funds on research and development during our last two fiscal years.

Number of Total Employees and Number of Full Time Employees

On April 1, 2000, we engaged Chris Bunka and Sudhir Khanna as full-time paid consultants. Mr. Bunka worked on the Newsgurus project without compensation from May, 1999 to March 31, 2000; and, from January 2001 to present. Mr. Khanna worked full-time on the Newsgurus project without compensation from July, 1999 to March 31, 2000; and, from January 2001 to present. In January 2001 we engaged Darrell Woronchak as a full-time paid consultant. Mr. Woronchak's compensation is dependent, in part, upon the level of sales revenue he introduces to the Company.

Beginning in November, 1999, the Company engaged the services of Nebular Research and Development Co. of Toronto, Canada. Nebular was chosen to construct the Newsgurus website under the direction of Sudhir Khanna. Nebular typically has four full-time persons devoted to the Newsgurus project. There are no other direct or indirect employees of the Company.

Over the next 12 months and subject to our ability to raise expansion capital or sales revenue, we expect to hire as many as twelve persons in positions of direct employment, sub-contractual relationships, and full-time consultants. These positions will include but will not be limited to; Chief Operating Officer, computer programmers, secretarial and back-office personnel, editors and copy writers.

Item 2. Description of Property

The Company occupies office space in Kelowna, British Columbia, Canada. This space is currently provided by management on a rent free basis. The Company's Web Servers are located in secure environments under a third party agreement with IPWorld Communications, Kelowna, British Columbia, Canada, and with Nebular Research and Development in Toronto, Ontario, Canada.

Item 3. Legal Proceedings

The Company is not a party to any current or pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's 2001 annual general meeting is scheduled to be held on Friday, October 26, 2001 at 5774 Deadpine Drive, Kelowna, British Columbia at 1:00 p.m. The Company's security holders will be requested to elect new directors, to appoint the Company's auditors for the 2001/2002 fiscal year, to change the name of the Company to NewsGurus Inc., and to ratify all actions taken by the officers and directors of the Company the preceding year. No other business is expected to be brought before the Company's shareholders at the 2001 annual general meeting. The Company's notice of annual general meeting, Schedule 14A proxy statement and proxy are being filed separately and are incorporated herein by reference.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's shares are quoted and listed for trading on the OTC.BB under symbol NGUR. The Company is fully reporting.

There are an undetermined number of shareholders holding our issued common shares. The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $3,113,100 as of the closing price of $0.54 per share on June 29, 2001 on the OTC.BB. ($1,037,700 as of the closing price of $0.18 per share on September 18, 2001.) There are 2,313,500 options and warrants to purchase additional common shares of the Company.

There is a convertible debenture held by one party that could result in the issuance of up to 650,000 common shares of the Company with no additional funding received by the Company; and, up to a further 650,000 common shares upon the Company's receipt of up to $845,000 in additional funding.

The Company does not expect to pay a dividend on its common stock in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings and its cash requirements at that time.

Item 6. Management's Discussion and Analysis or Plan of Operation

Before our appointment of Chris Bunka and Sudhir Khanna as management in May and July, 1999, we had no operating history. Since the appointment of Mr. Bunka and Mr. Khanna, we have raised approximately $400,000 through private placements and completed construction of the initial Newsgurus.com website.

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

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this annual report for the twelve months ended June 30, 2001. This annual report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

Our continued development is almost entirely dependent upon our receipt of additional equity funding. Our rate of development and schedule of accomplishments will be largely influenced by the quantity of equity funding received.

The year ending June 30, 2001, is widely acknowledged to have been one of the most challenging in recent history. Economists agree that much of North America's corporate economy is in the midst of a recession even as the larger consumer economy is teetering on the brink of recession. Deteriorating capital markets during the last twelve to eighteen months have proved very difficult for developing companies as they try to execute their business plans.

Despite a negative and deteriorating environment, NewsGurus.com Inc. completed many substantial milestones during the last twelve months. It's web site was completed and tested, and now generates modest revenue. More than twenty-five writers and journalists have contributed content to the website; growth of virtually 100% during the past year.

Website traffic has also grown strongly as compared to twelve months earlier. There were 6,712 unique visitors to the site during August, 2001 compared to fewer than 1,500 during the same month one year earlier. Page views were 132,483 in August, 2001. Management is encouraged that traffic continues to grow despite very few expenditures being made on marketing and is confident of the growing strength of the NewsGurus brand.

The Company unveiled a marketing campaign with a retail value of $16 million to be executed in order to build the NewsGurus brand and awareness of the Company. This campaign has not yet commenced as management is evaluating whether, in light of the deteriorated market environment, it represents the best value to shareholders.

In the context of the deteriorating business environment associated with web-based initiatives, management understood that it would need to substantially reinforce its revenue model in order for the company to succeed in the difficult business environment. Several possible initiatives were investigated and, subsequent to June 30, the Company has made announcements in this regard.

NewsGurus continues its vertically integrated efforts within the media industry and is leveraging the knowledge gleaned through distribution of such media with an eye towards revenue streams. In January 2001, the Company began its first real efforts at generating revenue as it felt that product and services development had matured sufficiently to allow initial revenue streams to flow. Most of the revenue generated during this period was marketing related, leveraging as planned the NewsGurus retail web audience as well as other audiences.

The environment for marketing had deteriorated during 2001 to such extent that, while NewsGurus' marketing revenue was operationally profitable, it was difficult to reach a critical mass. Other competing media organizations have ceased operations due to mounting losses during this same period.

NewsGurus has subsequently announced several knowledge management and business intelligence products and services to which it has acquired rights. Chief among these is the NtrantTM Enterprise Resource Management system (ERM) to which the Company has acquired exclusive re-seller rights in Alberta, British Columbia, and Washington state; as well as non-exclusive selling rights elsewhere.

Subsequent to June 30, 2001, the Company has also announced an important distribution agreement with Multex.com Inc. of New York, NY. Management believes that this agreement will help deliver additional exposure to its associated writers and provide an incentive for new writers to join NewsGurus, thus helping to create an ever-larger NewsGurus audience.

NewsGurus has not broadened its media coverage into Lifestyle and Health sectors as it had earlier planned due to a lack of resources and our desire to concentrate on core areas of focus. The Company website and database are built to accommodate such broadened media and will do so if and when sufficient resources are available.

While no additional technological development is required to enable the Company to offer its existing suite of products and services, NewsGurus.com Inc requires additional development funds in order to offer additional products and services. Those costs could be substantial and even necessary expenditures in order for the Company to remain competitive.

NewsGurus.com Inc. was publicly traded on the OTC.BB under trading symbol NGUR for the first time in June, 2001. Management is proud to have successfully filled its mandate in this regard, particularly during a time of substantial market upheaval. Management believes current trading activity substantially undervalues NewsGurus.com Inc. and will continue to work diligently to create shareholder value.

.All our plans are dependent, in whole or in part, upon our efforts at securing funding. To that end management is working at all times to secure acceptable funding that allows the company to continue with its development. We plan to undergo additional website and technological development as funds are available. Concurrent with site development, we plan to pursue corporate relationships as noted above; conduct marketing programs; and generally carry out normal business activities

We do not currently have sufficient funds to develop our business plans. Our financial statements have been prepared using generally accepted accounting principles applicable to a going concern. We will not remain a going concern without additional capital. This accounting treatment contemplates the realization of assets and liquidation of liabilities in the normal course of our business. However, we have only modest current sources of revenue. Without additional capital or greatly increased sources of revenue, it is unlikely that we will be able to continue as a going concern.

We can function at only the most basic of levels during the next 12 months without additional funding. Our current funding level prohibits deployment of our business plan however it will allow basic operation of our website and corporate existence.

High traffic at our website will strengthen our business plans. To this end it is in our best interests to build a useful and informative website that will attract initial interest from users, and continue to hold that interest over time. Subject to the availability of sufficient funds, we propose an extensive marketing program using both traditional and new media as our forums.

In August, 2001, we test-published our first effort at launching a regular periodical named NewsGurus magazine. Again subject to necessary availability of funds, we intend to eventually publish a monthly magazine to be distributed by traditional methods such as newspaper inserts as a way of attracting a wider audience for our content and to generate additional advertising revenue. If successful, this will produce an important revenue stream through magazine subscriptions and magazine advertising, while also marketing our website. The goal of the magazine would be to popularize the content appearing at the website, and to promote the NewsGurus brand, while at the same time collecting revenue from magazine advertisers. We expect that some of the magazine readers will be attracted to participate at the www.newsgurus.com website to meet their needs of more timely content delivery.

Management's vision is that NewsGurus be the premier supplier to individuals and Small and Medium Sized Enterprises (SME's) of business intelligence and knowledge management products and services in North America. To get there, the Company must apply the knowledge it is gaining through its role as a vertical provider of media and media services, towards the fulfillment of specific knowledge for individual clients. IBM estimates that SME's will spend us$330 billion on IT products and services this year.

Media; the Internet; computer software; and more, are all used by NewsGurus to achieve its vision. To this end the Company's activities encompass many traditional business sectors.

Chris Bunka remains our CEO, Chairman and President. Sudhir Khanna remains our VP of Information Technology. Darrell Woronchak was appointed as our VP Business Development during this past year. The Company has no other full-time employees or consultants, but does rely as needed on outside consultants to meet its operating and development requirements.

Since November, 1999, Nebular Research and Development Co. of Toronto, Canada has remained our primary technology partner. Nebular was chosen to construct the Newsgurus website under the direction of Sudhir Khanna. Since the beta stage site development is now complete, Nebular is working for us on a care and maintenance basis until such time as we have secured additional funding. Nebular is also the creator of the NtrantTM Enterprise Resource Management system that NewsGurus is currently marketing.

We expect to hire as many as twelve persons in positions of direct employment, sub-contractual relationships, and full-time consultants over the next 12 months. These positions may include one or more executive positions, programmers, secretarial and back-office personnel, editors and copy writers, and sales and marketing persons. The actual number of persons we eventually employ will be determined by our ability to attract equity investment into our company.

NewsGurus.com Inc. thanks its shareholders for their support. Management is extraordinarily dedicated towards increasing shareholder value and is looking forward to a successful year ahead despite the difficult business environment.

"CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-KSB are forward-looking statements based on current expectations and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following heading: "Managements Discussion And Analysis Or Plan Of Operations" the timing and expected profitable results of publishing and sales and the need for no additional financing.

Item 7. Financial Statements

The audited financial statements for Newsgurus.com, Inc. for the year ending June 30, 2001 are included as part of this Form 10KSB following the signature page of this Form 10KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes or disagreements with Accountants or Auditors during the fiscal year.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act.

Biographical Information on our Officers and Directors:

Christopher Bunka, Director, President and C.F.O., Age 40

Mr. Bunka was appointed a director of our company on November 20, 1999. Mr. Bunka is not a director of any other reporting companies.

From January to December, 1995, Mr. Bunka provided independent consulting, management and operational services to small private businesses. In January, 1996 Mr. Bunka began the Outsider's Overture newsletter publications which specialize in identifying economic trends in specific investment sectors. Mr. Bunka has been quoted in international publications and has written articles for several magazines and wrote published a book entitled published "The Outsider's Guide to Speculative Stocks" in April, 1998.

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

We are party to two consulting and employment agreements both dated March 20, 2000; and an additional consulting and employment agreement dated January 4, 2001. Under these agreements, we have contracted the services of C.A.B. Financial Services Ltd. and S.K. Services Ltd. C.A.B. Financial Services Ltd. and S.K. Services Ltd. are private companies wholly owned by Mr. Chris Bunka and Mr. Sudhir Khanna, respectively. We are party to a consulting and employment agreement dated January 4, 2001 under which we have contracted the services of Darrell Woronchak doing business as DW Consulting.

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

Under the agreement with DW Consulting, Mr. Woronchak can receive fees of $2,500 per month subject to certain sales targets being reached. Mr. Woronchak can also receive a 5% sales commission. This agreement also provides that Mr. Woronchak is to receive 100,000 of our stock options which will vest over a five year period. The agreement also provides that Mr. Woronchak may not compete against us in our chosen line of business during the term of his employment or for one year following his employment.

Other than as described above, none of our directors or officers receive any other compensation for their services.

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Comp- ensation ($)
Chris Bunka, President and Director	2000/ 2001	15,000.00	$0.00	$0.00	$0.00	400,000	$0.00	$0.00
Sudhir Khanna, Secretary and Director	2000/ 2001	10,500.00	$0.00	$0.00	$0.00	200,000	$0.00	$0.00
Darrell Woronchak, Vice President	2000/ 2001	5,450.00	$0.00	$0.00	$0.00	100,000	$0.00	$0.00

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding the beneficial ownership of our common stock as of June 30, 2001 by:

* each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock,

* each of our directors and named executive officers, and

* all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
$.001 Par Value Common Stock	Christopher Bunka (1) 5774 Deadpine Drive Kelowna, B.C. V1P 1A3	President and Director 3,075,000 common shares	31.33%
$.001 Par Value Common Stock	Sudhir Khanna (1) 6407 Alderwood Trail Mississauga, Ontario L5N 6W9	Secretary and Director 1,025,000 common shares	10.44%
$.001 Par Value Common Stock	Darrell Woronchak 15239 92nd Ave Surrey, B.C V3R 0A8	Vice President No shares held	0.00%
$.001 Par Value Common Stock	Devinder Randhawa 104 - 1456 St. Paul Street Kelowna, B.C. V1Y 2E6	Former Director 500,000 common shares	5.09%
$.001 Par Value Common Stock	Management as a Group	4,050,000 common shares	41.26%

(1) Messrs. Bunka, Khanna and Woronchak hold options and warrants which entitle them to acquire an additional 600,000, 450,000, and 100,000 of our common shares respectively.

Canalaska Ventures Ltd. has advanced us a convertible loan of $200,000. This loan is convertible into 400,000 units of our company at $0.25 per unit and 250,000 units of our company at $0.40 per unit. Each unit is comprised of one common share and one warrant to acquire one additional common shares at $1.30 per share for two years expiring May 24, 2002. The shares underlying these units have not yet been issued to Canalaska although negotiations to do so are underway. Canalaska is a public company listed on the Canadian Venture Exchange.

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

The original director and promoter of our company was Mr. Devinder Randhawa. Mr. Randhawa owns 500,000 common shares or 5.1% of our issued share capital. Mr. Chris Bunka and Mr. Sudhir Khanna are the current promoters of our company.

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

Item 13. Exhibits, List and Reports on Form 8-K.

(A) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation filed May 16, 1997, and amendments thereto filed August 11, 1999, as filed with the Issuer's Form 10-SB (file no. 000-27397) filed on September 21, 1999 incorporated herein by reference.
3.3	Bylaws as filed with the Issuer's Form 10-SB (file no. 000-27397) on September 21, 1999 incorporated herein by reference.
4.1	Form of Lock Up Agreement Executed by the Issuer's Shareholders as filed with the Issuer's Form 10-SB (file no.000-27397) filed on September 21, 1999, incorporated herein by reference.
13.1	Form 10QSB for the Period ended September 30, 2000, filed on November 21, 2000, incorporated herein by reference.
13.2	Form 10QSB for the Period ended December 31, 2000, filed on February 13, 2000, incorporated herein by reference.
13.3	Form 10QSB for the Period ended March 31, 2001, filed on May 15, 2001, incorporated herein by reference.

(B) Reports on Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWSGURUS.COM, INC.

Dated: September 25, 2001 Per: /s/ Chris Bunka

Chris Bunka, President, C.E.O. and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Chris Bunka

Chris Bunka, President, C.E.O. and Director

September 25, 2001

Date

NEWSGURUS.COM, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Company)

JUNE 30, 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of

NewsGurus.Com, Inc.

(A Development Stage Company)

We have audited the consolidated balance sheets of NewsGurus.Com, Inc. (A Development Stage Company) as at June 30, 2001 and 2000 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended and the cumulative amounts from inception on May 16, 1997 to June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2001 and 2000 and the results of its operations and its cash flows for the years then ended and the cumulative amounts from inception on May 16, 1997 to June 30, 2001 in accordance with generally accepted accounting principles in the United States.

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

0.0.0.0.0.0.0.1 "DAVIDSON & COMPANY"

Vancouver, Canada	Chartered Accountants

September 20, 2001

NEWSGURUS.COM, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

AS AT JUNE 30

		2001	2000

ASSETS

Current
Cash and cash equivalents		$ 7,526	$ 83,430
Accounts receivable		-	3,000
Marketable securities (Note 4)		1	-
Deposit		-	10,000
Prepaid advertising expenses (Note 5)		187,500	-

Total current assets		195,027	96,430

Capital assets (Note 6)		5,955	3,670
Web site development costs (Note 7)		130,058	90,300
Other assets (Note 8)		2,327	-

TOTAL ASSETS		$ 333,367	$ 190,400

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities		$ 23,356	$23,540
Convertible loan (Note 9)		216,500	100,000

Total current liabilities		239,856	123,540

Stockholders' equity
Capital stock (Note 10)
Authorized
50,000,000	common shares with a par value of $0.001
25,000,000	preferred shares with a par value of $0.001
Issued and outstanding
9,815,000	common shares (June 30, 2000 9,290,000 common shares)	9,815	9,290
Subscription funds received		-	50,000
Additional paid in capital		398,610	192,885
Deficit accumulated during the development stage		(314,914)	(185,315)

Total stockholders' equity		93,511	66,860

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$ 333,367	$190,400

History and organization of the Company (Note 1)

Commitments (Note 13)
On behalf of the Board:

/s/ Chris Bunka	Director	/s/ Sudhir Khanna	Director

The accompanying notes are an integral part of these consolidated financial statements.

NEWSGURUS.COM, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	From Inception on May 16, 1997 to June 30, 2001	Year Ended June 30, 2001	Year Ended June 30, 2000

REVENUE	$170,797	$167,797	$3,000

EXPENSES
Advertising	3,615	-	3,615
Amortization	3,437	3,060	377
Amortization of web-site development costs (Note 7)	32,514	32,514	-
Consulting fees	117,350	38,850	78,500
Direct mail costs	110,407	110,407	-
Licences and fees	11,149	9,179	1,735
Office and miscellaneous	18,964	11,100	7,364
Professional fees	139,745	56,578	83,167
Site maintenance	3,458	3,458	-
Travel and promotion	18,973	6,151	12,822

	(459,612)	(271,297)	(187,580)

Loss before other items	(288,815)	(103,500)	(184,580)

OTHER ITEMS
Write-down of marketable securities	(9,599)	(9,599)	-
Interest on loan (Note 9)	(16,500)	(16,500)	-

	(26,099)	(26,099)	-

Loss for the year	$(314,914)	$(129,599)	$(184,580)

Basic and diluted loss per common share		(0.02)	(0.03)

Weighted average common shares outstanding		9,350,480	6,506,278

The accompanying notes are an integral part of these consolidated financial statements.

NEWSGURUS.COM, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	From Inception on May 16, 1997 to June 30, 2001	Year Ended June 30, 2001	Year Ended June 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the year	$(314,914)	$(129,599)	$(184,580)
Items not affecting cash:
Amortization	3,437	3,060	377
Amortization of web-site development costs	32,514	32,514	-
Stock issued for services	22,750	18,750	3,500
Write-down of marketable securities	9,599	9,599	-
Interest accrued on convertible loan	16,500	16,500	-

Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	(9,600)	(6,600)	(3,000)
(Increase) decrease in deposit	-	10,000	(10,000)
Increase (decrease) in accounts payable	23,356	(184)	23,305

Net cash used in operating activities	(216,358)	(45,960)	(170,398)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible loan	200,000	100,000	100,000
Issuance of capital stock	198,175	-	198,175
Share subscriptions received	-	(50,000)	50,000

Net cash provided by financing activities	398,175	50,000	348,175

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of capital assets	(8,719)	(4,672)	(4,047)
Acquisition of subsidiary	(3,000)	(3,000)	-
Web site development costs	(162,572)	(72,272)	(90,300)

Net cash used in investing activities	(174,291)	(79,944)	(94,347)

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

NEWSGURUS.COM, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	From Inception on May 16, 1997 to June 30, 2001	Year Ended June 30, 2001	Year Ended June 30, 2000

Continued

Change in cash and cash equivalents during the year	7,526	(75,904)	83,430

Cash and cash equivalents, beginning of the year	-	83,430	-

Cash and cash equivalents, end of the year	$7,526	$7,526	$83,430

Supplemental disclosure with respect to cash flows
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-

Supplemental disclosure of non-cash operating, investing,
and financing activities:
Common shares issued for services	$ 22,750	$18,750	$3,500
Common shares issued for acquisition of subsidiary	3,500	-	-
Common shares issued for prepaid advertising	187,500	187,500	-

The accompanying notes are an integral part of these consolidated financial statements.

NEWSGURUS.COM, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Common Stock	Additional Paid in	Deficit Accumulated During the Development	Share Subscriptions	Total Stockholders'
	Shares	Amount	Capital	Stage	Received	Equity

0.0.0.0.0.0.1Balance, May 16, 1997	-	$-	$-	$-	$-	$-

Common stock issued for services	7,000,000	7,000	(6,500)	-	-	500
Loss for the period	-	-	-	(500)	-	(500)

Balance, June 30, 1997 and 1998	7,000,000	7,000	(6,500)	(500)	-	-

Loss for the year	-	-	-	(235)	-	(235)

Balance, June 30, 1999	7,000,000	7,000	(6,500)	(735)	-	(235)

Common stock issued to acquire subsidiary	3,500,000	3,500	(3,500)	-	-	-
Common stock issued for cash	1,147,500	1,148	60,027	-	-	61,175
Common stock issued for cash	278,000	278	13,622	-	-	13,900
Common stock issued for cash	100,000	100	24,900	-	-	25,000
Common stock issued for cash	20,000	20	980	-	-	1,000
Common stock issued for services	20,000	20	980	-	-	1,000
Common stock issued for services	50,000	50	2,450	-	-	2,500
Cancellation of shares	(3,756,000)	(3,756)	3,756	-	-	-
Common stock issued for cash	152,000	152	7,448	-	-	7,600
Common stock issued for cash	500,000	500	4,500	-	-	5,000
Common stock issued for cash	70,000	70	3,430	-	-	3,500
Common stock issued for cash	96,000	96	35,904	-	-	36,000
Common stock issued for cash	112,500	112	44,888	-	-	45,000
Share subscriptions received	-	-	-	-	50,000	50,000
Loss for the year	-	-	-	(184,580)	-	(184,580)

Balance, June 30, 2000	9,290,000	9,290	192,885	(185,315)	50,000	66,860

Share subscription converted to debt	-	-	-	-	(50,000)	(50,000)
Common stock issued for services	25,000	25	18,725	-	-	18,750
Common stock issued for prepaid advertising	500,000	500	187,000	-	-	187,500
Loss for the year	-	-	-	(129,599)	-	(129,599)

Balance, June 30, 2001	9,815,000	$9,815	$398,610	$(314,914)	$-	$93,511

The accompanying notes are an integral part of these consolidated financial statements.

NEWSGURUS.COM, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001

1. HISTORY AND ORGANIZATION OF THE COMPANY

NewsGurus.Com, Inc. ("the Company") was incorporated on May 16, 1997 under the laws of Nevada. The Company's principal business consists of providing opinion and information in the areas of money, health and lifestyles and eventually into e-commerce through the Internet.

During the year ended June 30, 2000, the Company acquired a 100% interest in Gurus International Corp. During the year ended June 30, 2001 the Company acquired a 100% interest in Independent Outsider, Inc.

2. GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a loss of $129,599 for the year and aggregate losses from inception to June 30, 2001 of $314,914. The Company anticipates significant expenditures over the next twelve months in pursuing its anticipated plan of operations. The Company anticipates covering these costs by operating revenues and additional equity financing. The Company has entered into a convertible debt agreement for $200,000 of which it has received all the proceeds as of June 30, 2001. Subsequent to June 30, 2001, the Company entered into negotiations with the holder of the convertible debt and expects to report resolution of said debt prior to September 30, 2001. The Company may need to issue 650,000 shares should this debt be converted to equity. The Company is not at this time capable of repaying the debt should it be required to do so. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

3. SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Gurus International Corp. and Independent Outsider, Inc. All significant intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the year. Actual results could differ from these estimates.

Basic loss per share

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Under SFAS No. 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

NEWSGURUS.COM, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001

3. SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Capital assets

Tangible capital assets, being computer equipment and software, are recorded at cost. Amortization of capital assets is calculated using the declining balance method at an annual rate of 30% for computer equipment and 100% for software.

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

Software development

The Company has adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", as its accounting policy for internally developed computer software costs. Under SOP 98-1, computer software costs incurred in the preliminary development stage are expensed as incurred. Computer software costs incurred during the application development stage are capitalized and amortized over the software's estimated useful life.

Revenue recognition

The Company recognizes marketing and advertising revenues as services are sold and as collection of these amounts is reasonably assured. To date, revenues have been for marketing services offered by the Company to implement wide-ranging shareholder awareness, sales, and advertising programs.

Advertising costs

The Company recognizes advertising expenses in accordance with SOP 98-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of advertising in the year in which the services are rendered.

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

JUNE 30, 2001

3. SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Other assets

Intangible assets, being merchant credit rights, are amortized over 3 years on a straight line basis.

Accounting for derivative instruments and hedging activities

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June, 1999, the FASB issued SFAS No. 137 to defer the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 1999. In June, 2000, the FASB issued SFAS No. 138, which is a significant amendment to SFAS No. 133. The adoption of these statements did not have a significant impact on the Company's financial statements as it has no derivative instruments or hedging activities.

Stock-based compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

4. MARKETABLE SECURITIES

	2001	2000

Trading securities	$1	$-

For the year ended June 30, 2001, the Company recognized a holding loss of $9,599 (2000 - $Nil).

5. PREPAID ADVERTISING EXPENSES

Prepaid advertising expenses are for prepaid contract advertising. Pursuant to an agreement with News USA, Inc., the Company issued 500,000 shares of the Company in exchange for advertising media availabilities in News USA, Inc. media. This media will be made available to the Company on an as ordered basis for a period of 12 months. This prepaid advertising will be expensed as the Company orders advertising from News USA, Inc.

NEWSGURUS.COM, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001

6. CAPITAL ASSETS

			Net Book Value
	Cost	Accumulated Amortization	2001	2000

Computer equipment	$ 8,031	$ 2,076	$ 5,955	$ 3670
Computer software	688	688	-	-

	$ 8,719	$ 2,764	$ 5,955	$ 3,670

7. WEB-SITE DEVELOPMENT COSTS

			Net Book Value
	Cost	Accumulated Amortization	2001	2000

Web-site development costs	$ 162,572	$ 32,514	$ 130,058	$ 90,300

Web site development costs are comprised of software costs incurred by the Company in developing its web site. The Company's amortization policy concerning these costs is to amortize the costs over a period of five years commencing from the date of operations.

8. BUSINESS COMBINATION

During the year, the Company entered into an acquisition agreement whereby the Company acquired all of the outstanding shares of Independent Outsider, Inc. ("Independent") by paying $3,000. At the date of acquisition, Independent's net assets had a fair value of $3,100. As of June 30, 2001, Independent's net assets had a net book value of $2,327.

The total cost of $3,000 has been allocated to other assets which consist of an intangible right to merchant credit.

9. CONVERTIBLE LOAN

	2001	2000

Canalaska Ventures Ltd.	$ 216,500	$ 100,000

NEWSGURUS.COM, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001

9. CONVERTIBLE LOAN (cont'd)

The convertible loan bears interest at a rate of 7% per annum and is repayable beginning on March 7, 2001 unless converted into common stock of NewGurus.com, Inc. at a price of $0.25 per share on the first $100,000 and at a price of $0.40 on the second $100,000. To date, $16,500 of interest has been accrued. The Company is currently in negotiation with the lender regarding the repayment of the existing loan (Note 13). The lender has made no formal demand for payment.

10. CAPITAL STOCK

On August 16, 1999, the Company implemented a 1,000:1 forward stock split and on December 17, 1999, a 7:1 forward stock split. The statements of stockholders' equity has been restated to give recognition to the stock splits by reclassifying to common stock from additional paid in capital, the par value of shares arising from the split. In addition, all references to number of shares and per share amounts of common stock have been restated to reflect the stock split.

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

JUNE 30, 2001

10. CAPITAL STOCK (cont'd)

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

On June 1, 2001, the Company issued 500,000 shares with a value of $187,500 as payment for prepaid advertising costs.

11. STOCK OPTIONS AND WARRANTS

As at June 30, 2001, the Company had outstanding stock options, enabling the holders to acquire the following number of common shares:

Number of Shares	Exercise Price	Expiry Date

600,000	$ 1.00	February 1, 2005
100,000	1.00	January 4, 2005
70,000	1.00	September 18, 2005

As at June 30, 2001, the Company had outstanding share purchase warrants, enabling the holders to acquire the following number of shares:

Number of Shares	Exercise Price	Expiry Date

60,000	$ 1.00	January 25, 2003
35,000	1.00	February 28, 2003
125,000	1.00	November 29, 2004
200,000	1.00	November 29, 2004
200,000	1.00	November 30, 2004
148,500	1.00	December 13, 2004
118,000	1.00	January 3, 2005
147,000	1.00	February 15, 2005
360,000	1.00	February 25, 2005
250,000	1.00	February 25, 2005

NEWSGURUS.COM, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001

12. STOCK BASED COMPENSATION EXPENSE

SFAS No. 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using APB No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of quoted market price of the Company's stock at the date of grant over the option price.

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". No stock based compensation has resulted from use of this standard.

Following is a summary of the stock option activity:

	Number of Shares	Weighted Average Exercise Price

Outstanding at June 30, 1999	-	$ -
Granted	600,000	1.00
Forfeited	-	-
Exercised	-	-

Outstanding at June 30, 2000	600,000	1.00
Granted	170,000	1.00
Forfeited	-	-
Exercised	-	-

Outstanding at June 30, 2001	770,000	$ 1.00

The fair value of options granted during the year ended June 30, 2001 was $Nil.

Following is a summary of the status of options outstanding at June 30, 2001:

	Outstanding Options			Exercisable Options
Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$ 1.00	770,000	3.53	$ 1.00	725,000	$ 1.00

NEWSGURUS.COM, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001

12. STOCK BASED COMPENSATION EXPENSE (cont'd)

Compensation

Had compensation costs for stock options granted to employees been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been adjusted as follows:

	June 30, 2001	June 30, 2000

0.0.0.0.1Net loss
As reported	$(129,599)	$(184,580)

Pro forma	$(129,599)	$(184,580)

0.0.0.0.2Basic and diluted loss per share
As reported	$(0.02)	$(0.03)

Pro forma	$(0.02)	$(0.03)

The fair value of each option granted is estimated using the Black Scholes Option Pricing Model. The assumptions used in calculating fair value are as follows:

	June 30, 2001	June 30, 2000

Risk-free interest rate	6.002%	6.434%
Expected life of the options	2 years	2 years
Expected volatility	0.001	0.001%
Expected dividend yield	-	-

The Company has granted 70,000 options to a consultant which is accounted for under SFAS 123 and EITF 96-18. Accordingly, using the Black-Scholes option pricing model, the options are marked to fair value through charges to operations as stock-based compensation. Stock-based compensation recognized during the period ended June 30, 2001 was $Nil (2000 - $Nil).

13. COMMITMENTS

a) Per an agreement dated March 7, 2000 and subsequently amended, the Company entered into a Financing and Management Agreement with Canalaska Ventures Ltd. ("Canalaska") to obtain financing for information technology and software development.

NEWSGURUS.COM, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001

13. COMMITMENTS (cont'd)

a) (cont'd)

To date, the Company has received $200,000 from Canalaska. Canalaska has the option to convert the first $100,000 loan into common shares of the Company at a price of $0.25 per share within 30 days of the Canadian Venture Exchange approving the loan agreement. The remaining $100,000 can be converted to common shares of the Company at a price of $0.40 per share.

As of June 30, 2001, Canalaska has not received regulatory approval and therefore all of the advances to June 30, 2001 in the amount of $200,000 are carried as a convertible loan (Note 9). As of June 30, 2001 the Company is in discussions with Canalaska with regard to the agreement, however, no resolution has been reached.

b) The Company entered into a hardware and software licensing agreement with Healthnet International Inc. ("Healthnet") so that the Company may operate web-based e-commerce health stores.

The terms of the agreement between the Company and Healthnet include the following provisions:

The Company paid $35,000 for an initial license, production and set-up fee and is required to pay marketing fees equal to 3% of quarterly sales (net of shipping) and a sub-license fee for use of the Super-Nutrition Distribution Inc. product database. To date there have been no sales.

The agreement shall automatically renew for one year terms unless either party gives not less than three months written notice that it wishes to have the agreement expire.

14. RELATED PARTY TRANSACTIONS

During the year ended June 30, 2001, the Company entered into the following related party transactions:

a) The Company paid $3,000 to acquire Independent Outsider Inc., a company controlled by common directors (Note 8).

b) The Company paid consulting fees of $25,500 (June 30, 2000 - $8,500) to companies controlled by directors.

c) The Company paid consulting fees of $Nil (June 30, 2000 - $70,000) to a company controlled by a former director.

d) The Company paid professional fees of $Nil (June 30, 2000 - $30,000) to a company controlled by a former director.

The amounts charged to the Company for the services provided have been determined by negotiation among the parties and, in certain cases, are covered by signed agreements. These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

NEWSGURUS.COM, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001

15. INCOME TAXES

The Company's total deferred tax asset is as follows:

	2001	2000

Tax benefit relating to net operating loss carryforwards	$ 110,220	$64,388
Valuation allowance	(110,220)	(64,388)

	$ -	$-

The Company has a net operating loss carryforward of approximately $315,000 which expires through 2021. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

16. FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, marketable securities, accounts payable and accrued liabilities and convertible loans. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

17. CONCENTRATIONS

During the year, the Company had revenues of $143,918 from one customer, Peace Arch Entertainment Group Inc. which was in excess of 10% of total revenue.

18. SUBSEQUENT EVENTS

On July 10, 2001 the Company entered into a consulting agreement for general public relations services whereby it issued 100,000 common shares of the Company.

On July 11, 2001 the Company entered into a consulting agreement for sales and marketing services whereby it issued 150,000 common shares of the Company.