Form 10QSB
period 2001-09-30
NEWSGURUS COM INC
filed 2001-11-15
CIK 1088211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

Commission file Number: 000-27397

NEWSGURUS.COM, INC.

(formerly Annex Business Resources, Inc.)

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0204280

(I.R.S. Employer Identification Number)

5774 Deadpine Drive

Kelowna, British Columbia

V1P 1A3

(Address of principal executive offices)

(250) 765-6424

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,495,000 common shares as at September 30, 2001

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

NEWSGURUS.COM, INC.

(formerly Annex Business Resources Inc.)

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of

September 30, 2001 and September 30, 2000

Consolidated Statements of Operations for the periods ended

September 30, 2001 and September 30, 2000

Consolidated Statements of Cash Flows for the periods ended

September 30, 2001 and September 30, 2000

Consolidated Statements of Changes in Stockholders' Equity

Notes to Consolidated Financial Statements

Item 2 Plan of Operation

PART II. OTHER INFORMATION

Item 1 Legal Proceedings

Item 2 Changes in Securities

Item 3 Defaults Upon Senior Securities

Item 4 Submission of Matters to a Vote of Security Holders

Item 5 Other Information

Item 6 Exhibits and Reports on Form 8K

SIGNATURES

NEWSGURUS.COM, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited  Prepared by Management)

SEPTEMBER 30, 2001

NEWSGURUS.COM, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited  Prepared by Management)

		September 30, 2001	June 30, 2001

ASSETS

Current
Cash and cash equivalents		$ 1,763	$ 7,526
Accounts receivable		963	-
Marketable securities		1	1
Prepaid advertising expenses (Note 4)		-	187,500

Total current assets		2,727	195,027

Capital assets		5,731	5,955
Web site development costs		123,955	130,058
Other assets		2,036	2,327

Total assets		$ 134,449	$ 333,367

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities		$ 31,652	$ 23,356
Convertible loan (Note 5)		220,000	216,500

Total current liabilities		$ 251,652	239,856

Stockholders' equity
Capital stock (Note 6)
Authorized
50,000,000	common shares with a par value of $0.001
25,000,000	preferred shares with a par value of $0.001
Issued and outstanding
9,495,000	common shares (June 30, 2001 9,815,000 common shares)	9,495	9,815
Additional paid in capital		252,680	398,610
Deficit accumulated during the development stage		(379,378)	(314,914)

Total stockholders' equity		(117,203)	93,511

Total liabilities and stockholders' equity		$ 134,449	$ 333,367

History and organization of the Company (Note 1)

Commitments (Note 7)
On behalf of the Board:

/s/ Chris Bunka	Director	/s/ Sudhir Khanna	Director

The accompanying notes are an integral part of these consolidated financial statements.

NEWSGURUS.COM, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited  Prepared by Management)

	Period From Inception on May 16, 1997 to September 30, 2001	Three Month Period Ended September 30, 2001	Three Month Period Ended September 30, 2000

REVENUE	$180,632	$9,835	$1,517

EXPENSES
Advertising	14,865	11,250	-
Amortization		3,087	921
Amortization of web-site development costs	40,643	8,129	-
Consulting fees	147,650	30,300	12,750
Direct mail costs	111,507	1,100	-
Licences and fees	13,570	2,421	2,346
Office and miscellaneous	22,686	3,722	6,823
Professional fees	148,495	8,750	20,815
Site maintenance	3,458	-	-
Travel and promotion	21,013	2,040	6,560

	(530,411)	(70,799)	(50,215)

Loss before other items	(349,779)	(60,964)	(48,698)

OTHER ITEMS
Write-down of marketable securities	9,599	-	-
Interest on loan (Note 5)	20,000	3,500	-

	29,599	(3,500)	-

Loss for the period	$(379,378)	$(64,464)	$(48,698)

Basic and diluted loss per common share		$(0.01)	$(0.01)

Weighted average common shares outstanding		9,947,222	9,290,000

The accompanying notes are an integral part of these consolidated financial statements.

NEWSGURUS.COM, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited  Prepared by Management)

	Period From Inception on May 16, 1997 to September 30, 2001	Three Month Period Ended September 30, 2001	Three Month Period Ended September 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(379,378)	$(64,464)	$(48,698)
Items not affecting cash:
Amortization	6,524	3,087	921
Amortization of web-site development costs	40,643	8,129	-
Stock issued for services	64,000	41,250	-
Interest accrued on convertible loan	20,000	3,500	-

Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	(963)	(963)	1,795
Increase in marketable securities	(9,600)	-	-
Decrease in deposit	-	-	10,000
Increase in accounts payable	31,652	8,296	7,547

Net cash used in operating activities	(227,122)	(1,165)	(28,435)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible loan	200,000	-	50,000
Issuance of capital stock	198,175	-	-

Net cash provided by financing activities	398,175	-	50,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of capital assets	(11,292)	(2,573)	(3,788)
Acquisition of subsidiary	(3,000)	-	-
Web site development costs	(164,597)	(2,025)	(43,971)
Write-down of marketable securities	9,599	-	-

Net cash used in investing activities	(169,290)	(4,598)	(47,759)

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

NEWSGURUS.COM, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited  Prepared by Management)

	Period From Inception on May 16, 1997 to September 30, 2001	Three Month Period Ended September 30, 2001	Three Month Period Ended September 30, 2000

Continued

Change in cash and cash equivalents during the period	$1,763	$(5,763)	$(26,194)

Cash and cash equivalents, beginning of the period	-	7,526	83,430

Cash and cash equivalents, end of the period	$1,763	$1,763	$57,236

Supplemental disclosure with respect to cash flows
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-

Supplemental disclosure of non-cash operating, investing,
and financing activities:
Common shares issued for services	$ 64,000	$ 41,250	-
Common shares issued for acquisition of subsidiary	3,500	-	-
Common shares issued for prepaid advertising	187,500	-	-

The accompanying notes are an integral part of these consolidated financial statements.

NEWSGURUS.COM, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited  Prepared by Management)

	Common Stock		Additional	Deficit Accumulated During the	Total
	Shares	Amount	Paid in Capital	Development Stage	Stockholders' Equity

Balance, June 30, 2001	9,815,000	$9,815	$398,610	$(314,914)	$93,511

Common stock issued for services	150,000	150	29,850	-	30,000

Cancellation of shares	(500,000)	(500)	(187,000)	-	(187,500)

Common stock issued for services	30,000	30	11,220	-	11,250

Loss for the period	-	-	-	(64,464)	(64,464)

Balance, September 30, 2001	9,495,000	$9,495	$252,680	$(379,378)	$(117,203)

The accompanying notes are an integral part of these consolidated financial statements.

NEWSGURUS.COM, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited  Prepared by Management)

SEPTEMBER 30, 2001

1. HISTORY AND ORGANIZATION OF THE COMPANY

NewsGurus.Com, Inc. ("the Company") was incorporated on May 16, 1997 under the laws of Nevada. The Company's principal business consists of providing opinion and information in the areas of money, health and lifestyles and eventually into e-commerce through the Internet.

2. GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a loss of $64,464 for the period and aggregate losses from inception to September 30, 2001 of $379,378. The Company anticipates expending approximately $500,000 over the next twelve months in pursuing its anticipated plan of operations. The Company anticipates covering these costs by operating revenues and additional equity financing. The Company has entered into a convertible debt agreement for $200,000 of which it has received all the proceeds as of September 30, 2001. Subsequent to September 30, 2001, the Company agreed to settle the debt by having two of the existing shareholders assume the debt in exchange for 675,000 shares belonging to those shareholders and those shareholders receiving 443,000 shares of the Company at a deemed price of $0.25 per share in order to compensate them for the assumption of the debt. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

3. DISCLOSURE OF MANAGEMENT

In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended June 30, 2001. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending June 30, 2002.

4. PREPAID ADVERTISING EXPENSES

Prepaid advertising expenses are for prepaid contract advertising. Pursuant to an agreement with News USA, Inc., the Company issued 500,000 shares of the Company in exchange for advertising media availabilities in News USA, Inc. media. This media was to be made available to the Company on an as ordered basis for a period of 12 months. This prepaid advertising was to be expensed as the Company orders advertising from News USA, Inc. During the current period, the Company reached a definitive agreement with News USA Inc. to substantially cancel the marketing arrangement. The Company cancelled the certificate for 500,000 shares and issued a new share certificate for 30,000 shares for the limited number of services that have been performed to date of the cancellation.

NEWSGURUS.COM, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited  Prepared by Management)

SEPTEMBER 30, 2001

5. CONVERTIBLE LOAN

	September 30, 2001	June 30, 2001

Canalaska Ventures Ltd.	$ 220,000	$ 216,500

The convertible loan bears interest at a rate of 7% per annum and is repayable beginning on March 7, 2001 unless converted into common stock of NewGurus.com, Inc. at a price of $0.25 per share on the first $100,000 and at a price of $0.40 on the second $100,000. To date, $20,000 of interest has been accrued. During the current period, the Company agreed to a settlement (note 9).

6. CAPITAL STOCK

On July 10, 2001, the Company issued 50,000 shares with a value of $10,000 as payment for general public relations services.

On July 11, 2001, the Company issued 100,000 shares with a value of $20,000 as payment for sales and marketing.

During the current period, the Company cancelled 500,000 shares which were initially issued as part of a marketing agreement (Note 4). Capital stock and contributed surplus have reduced by $500 and $187,000, respectively, to eliminate the value initially recorded on issuance.

During the current period, the Company issued 30,000 shares with a value of $11,250 as payment of fees for marketing services.

7. COMMITMENTS

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

As of June 30, 2001, Canalaska has not received regulatory approval and therefore all of the advances to June 30, 2001 in the amount of $200,000 are carried as a convertible loan (Note 5). Subsequent to September 30, the Company settled the debt as set forth in Note 9.

NEWSGURUS.COM, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited  Prepared by Management)

SEPTEMBER 30, 2001

7. COMMITMENTS (cont'd)

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

During the period, the Company and Healthnet mutually agreed to terminate the agreement.

c) On July 10, 2001, the Company entered into a consulting agreement for general public relations services whereby it agreed to issue 100,000 common shares of the Company. To September 30, 2001, only 50,000 shares had been issued to the consultant under the agreement. The remaining 50,000 shares will be issued to the consultant if and when the work to earn the shares has been performed.

On July 11, 2001, the Company entered into a consulting agreement for sales and marketing services whereby it agreed to issue 150,000 common shares of the Company. To September 30, 2001, only 100,000 shares had been issued to the consultant under the agreement. The remaining 50,000 shares will be issued to the consultant if and when the work to earn the shares has been performed.

8. RELATED PARTY TRANSACTIONS

During the period ended September 30, 2001, the Company entered into the following related party transactions:

a) The Company paid consulting fees of $Nil (September 30, 2000 - $12,750) to companies controlled by directors.

b) Included in accounts payable as at September 30, 2001 is $4,723 (September 30, 2000 - $6,673) due to a director of the Company.

c) The Company paid $Nil (September 30, 2000 - $3,000) to acquire Independent Outsider Inc., a company controlled by common directors.

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

NEWSGURUS.COM, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited  Prepared by Management)

SEPTEMBER 30, 2001

9. SUBSEQUENT EVENTS

The following events occurred subsequent to September 30, 2001:

a) The Company entered into a settlement agreement with Canalaska Ventures Ltd. to settle the convertible loan. The Company has agreed to settle the debt by having two of the existing shareholders assume the debt in exchange for 675,00 shares belonging to those shareholders and those shareholders receiving 443,000 shares of the Company at a deemed price of $0.25 per share in order to compensate them for the assumption of the debt.

b) The Company entered into a definitive discussion to merge with C3I Operations, Inc., a private company based in Phoenix, AZ.

Plan of Operation

Before our appointment of Chris Bunka and Sudhir Khanna as management in May and July, 1999, we had no operating history. Since the appointment of Mr. Bunka and Mr. Khanna, we have raised approximately $400,000 through private placements, completed construction of the initial Newsgurus.com website, and began general operations.

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

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this report for the three months ended September 30, 2001. This report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

Our continued development is almost entirely dependent upon our receipt of additional equity funding. Our rate of development and schedule of accomplishments will be largely influenced by the quantity of equity funding received.

The difficult business environment of the past 15 months significantly deteriorated during the most recent 3 months. The terrorist acts on September 11 have impacted our ability to raise capital, to collect marketing and advertising revenue, and to pursue our original business plan.

Progress was made with increased traffic at the corporate website and increased participation from an ever-widening group of writers and journalists.

In light of the events of September 11th, management has decided the earlier announced $16 million marketing campaign is not in the company's best interests at this time. It has therefore revoked the issuance of 500,000 shares previously issued for this prepaid advertising, and instead issued 30,000 shares to cover the costs of those services already provided.

The $200,000 convertible debenture held by Canalaska has been converted into equity. The Company will issue a total of 886,000 shares to complete this matter, including interest. As a result of these transactions, the Company now has no long-term debt.

Management accelerated considerably its earlier announced initiatives towards substantially reinforcing its revenue model in order for the company to succeed in the difficult business environment. Many opportunities have been and continue to be investigated. The Company does not believe that its best opportunities currently lie within the field of online media.

NewsGurus earlier announced its acquisition of certain rights to the NtrantTM ERM software system designed to assist with knowledge management issues in small and medium sized companies. While no revenue has been produced as a result of this relationship, the company is in active discussions with several third parties regarding strategies to leverage this technology.

While no additional technological development is required to enable the Company to offer its existing suite of products and services, NewsGurus.com Inc requires additional development funds in order to offer additional products and services. Those costs could be substantial and even necessary expenditures in order for the Company to remain competitive. The Company does not plan on making any substantial expenditures in media sectors at this time.

NewsGurus continues its efforts to leverage the knowledge gleaned through media distribution towards revenue streams. In January 2001, the Company began its first real efforts at generating revenue as it felt that product and services development had matured sufficiently to allow initial revenue streams to flow. Most of the revenue generated since was marketing related, leveraging as planned the NewsGurus retail web audience as well as other audiences. This sector is viable but under severe stress due to the deteriorated marketing environment.

Management believes current trading activity substantially undervalues NewsGurus.com Inc. and continues to work diligently to create shareholder value.

All our plans are dependent, in whole or in part, upon our efforts at securing funding. To that end management is working at all times to secure acceptable funding that allows the company to continue with its development. We plan to undergo additional website and technological development as funds are available. Concurrent with site development, we plan to pursue corporate relationships as noted above; conduct marketing programs; and generally carry out normal business activities. Management is also considering other options including the entry into entirely new areas of business and even the potential elimination of its current business plan.

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

High traffic at our website strengthens our current business plan. To this end it is in our best interests to build a useful and informative website that will attract initial interest from users, and continue to hold that interest over time.

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

Management's vision is that NewsGurus be the premier supplier to individuals and Small and Medium Sized Enterprises (SME's) of business intelligence and knowledge management products and services in North America. To get there, the Company must apply the knowledge it is gaining through its role as a vertical provider of media and media services, towards the fulfilment of specific knowledge for individual clients. IBM estimates that SME's will spend us$330 billion on IT products and services this year.

Subsequent to September 30, the Company announced it had entered formal discussions with C3I Operations, Inc, a private company based in Phoenix AZ, with the intent to merge the two companies. Such discussions continue and it is management's belief that increased shareholder value could result from a successful conclusion of such discussions. Management is additionally pursuing other opportunities in the field of intelligent data flows and security with other, unrelated companies.

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

We expect to hire additional persons in positions of direct employment, sub-contractual relationships, and full-time consultants over the next 12 months. Such positions will be dependent upon our ability to raise expansion capital and the outcome of discussion related to mergers or other opportunities.

NewsGurus.com Inc. thanks its shareholders for their support. Management is extraordinarily dedicated towards increasing shareholder value and is looking forward to success ahead despite the difficult business environment.

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

NEWSGURUS.COM, INC.

(formerly Annex Business Resources Inc.)

Dated: November 14, 2001 Per: /s/ Chris Bunka

Chris Bunka, President and Director

c:\data\wp\gurus\form10.qsb\mar31-01.qsb\mar31-01 - Newsgurus.com