Form 10QSB
period 2001-12-31
NEWSGURUS COM INC
filed 2002-02-15
CIK 1088211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

Commission file Number: 000-27397

NEWSGURUS.COM, INC.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0204280

(I.R.S. Employer Identification Number)

5774 Deadpine Drive

Kelowna, British Columbia

V1P 1A3

(Address of principal executive offices)

(250) 765-6424

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,501,000 common shares as at December 31, 2001

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]


NEWSGURUS.COM, INC.

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of

December 31, 2001 and June 30, 2000

Consolidated Statements of Operations for the periods ended

December 31, 2001 and December 31, 2000

Consolidated Statements of Cash Flows for the periods ended

December 31, 2001 and December 31, 2000

Consolidated Statements of Changes in Stockholders' Equity

Notes to Consolidated Financial Statements

Item 2 Plan of Operation

PART II. OTHER INFORMATION

Item 1 Legal Proceedings

Item 2 Changes in Securities

Item 3 Defaults Upon Senior Securities

Item 4 Submission of Matters to a Vote of Security Holders

Item 5 Other Information

Item 6 Exhibits and Reports on Form 8K

SIGNATURES


NEWSGURUS.COM, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited  Prepared by Management)

DECEMBER 31, 2001


NEWSGURUS.COM, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited  Prepared by Management)

<table>
	December 31, 2001	June 30, 2001

ASSETS

Current
Cash and cash equivalents	$ 4,674	$ 7,526
Marketable securities	1	1
Prepaid expenses (Note 4)	20,000	187,500

Total current assets	24,675	195,027

Capital assets	5,508	5,955

Web site development costs (Note 5)	-	130,058

Other assets	2,036	2,327

Total assets	$ 32,219	$ 333,367

</table>

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

      NEWSGURUS.COM, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited  Prepared by Management)

<table>
		December 31, 2001	June 30, 2001

Cont'd

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current
Accounts payable and accrued liabilities		$ 45,877	$ 23,356
Convertible loan (Note 6)		-	216,500
Due to related party (Note 9)		1,725	-

Total current liabilities		$ 47,602	$ 239,856

Stockholders' equity (deficiency)
Capital stock (Note 7)
Authorized
50,000,000	common shares with a par value of $0.001
25,000,000	preferred shares with a par value of $0.001

Issued and outstanding
10,501,000	common shares (June 30, 2001 9,815,000 common shares)	10,501	9,815

Additional paid in capital		496,174	398,610
Deficit accumulated during the development stage		(522,058)	(314,914)

Total stockholders' equity (deficiency)		(15,383)	93,511

Total liabilities and stockholders' equity (deficiency)		$ 32,219	$333,367

</table>

History and organization of the Company (Note 1)

Commitments (Note 8)

The accompanying notes are an integral part of these consolidated financial statements.


NEWSGURUS.COM, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited  Prepared by Management)

<table>
	Period From Inception on May 16, 1997 to December 31, 2001	Six Month Period Ended December 31, 2001	Six Month Period Ended December 31, 2000	Three Month Period Ended December 31, 2001	Three Month Period Ended December 31, 2000

REVENUE	$ 200,457	$29,660	$1,537	$19,825	$20

EXPENSES
Advertising	3,615	-	-	-	-
Amortization	6,748	3,311	1,653	224	732
Amortization of web-site development costs	48,771	16,257	-	8,128	-
Consulting fees	149,470	32,120	30,400	1,820	17,650
Direct mail costs	115,003	4,596	-	3,496	-
Investor relations	11,580	11,580	-	330	-
Licences and fees	14,750	3,601	5,292	1,180	2,992
Office and miscellaneous	23,903	4,939	4,399	1,217	(2,469)
Professional fees	173395	33,650	40,285	24,900	19,470
Site maintenance	8,293	4,835	-	4,835	-
Travel and promotion	20,062	1,089	7,674	(951)	1,114
Write-off of web-site development costs	115,826	115,826	-	115,826	-

	691,416	231,804	89,703	161,005	39,489

Loss before other items	(490,959)	(202,144)	(88,166)	(141,180)	(39,469)

OTHER ITEMS
Write-down of marketable securities	9,599	-	-	-	-
Interest on loan (Note 6)	21,500	5,000	-	1,500	-

	31,099	5,000	-	1,500	-

</table>

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

NEWSGURUS.COM, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited  Prepared by Management)

<table>

	Period From Inception on May 16, 1997 to December 31, 2001	Six Month Period Ended December 31, 2001	Six Month Period Ended December 31, 2000	Three Month Period Ended December 31, 2001	Three Month Period Ended December 31, 2000

Cont'd

Loss for the period	$(522,058)	$(207,144)	$ (88,166)	$(142,680)	$(39,469)

Basic and diluted loss per common share		$(0.02)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding		10,230,489	6,525,730	10,478,667	6,528,538

</table>

The accompanying notes are an integral part of these consolidated financial statements.


NEWSGURUS.COM, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited  Prepared by Management)

<table>
	Period From Inception on May 16, 1997 to December 31, 2001	Six Month Period Ended December 31, 2001	Six Month Period Ended December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (522,058)	$ (207,144)	$ (88,166)
Items not affecting cash:
Amortization	6,748	3,311	1,653
Amortization of web-site development costs		16,257	-
Stock issued for services	67,000	44,250	18,750
Interest accrued on convertible loan	21,500	5,000	-
Write-off of web-site development costs	115,826	115,826	-
Write-down of marketable securities	9,599	-	-

Changes in non-cash working capital items:
Decrease in accounts receivable	-	-	3,000
Decrease in deposit	-	-	10,000
Increase in due to related party	1,725	1,725	-
Increase (decrease) in accounts payable	45,877	22,521	(5,113)

Net cash provided by (used in) operating activities	(205,012)	1,746	(59,876)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible loan	200,000	-	50,000
Issued capital stock	198,175	-	-

Net cash provided by financing activities	398,175	-	50,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of capital assets	(11,292)	(2,573)	(3,788)
Acquisition of subsidiary	(3,000)	-	-
Web site development costs	(164,597)	(2,025)	(63,632)
Acquisition of marketable securities	(9,600)	-	-

Net cash used in investing activities	(188,489)	(4,598)	(67,420)

</table>

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

NEWSGURUS.COM, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited  Prepared by Management)

<table>
	Period From Inception on May 16, 1997 to December 31, 2001	Six Month Period Ended December 31, 2001	Six Month Period Ended December 31, 2000

Cont'd

Change in cash and cash equivalents during the period	$4,674	$(2,852)	$(77,296)

Cash and cash equivalents, beginning of the period	-	7,526	83,430

Cash and cash equivalents, end of the period	$4,674	$4,674	$6,134

Supplemental disclosure with respect to cash flows
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-

Supplemental disclosure of non-cash investing and
financing activities:
Common shares issued for services	$ 67,000	$ 44,250	$ 18,750
Common shares issued for acquisition of subsidiary	3,500	-	-
Common shares issued (cancelled) for prepaid advertising	-	(187,500)	-
Common shares issued for payment of loan payable	221,500	221,500	-
Common shares issued for prepaid investor relations	20,000	20,000	-

</table>

The accompanying notes are an integral part of these consolidated financial statements.


NEWSGURUS.COM, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

(Unaudited  Prepared by Management)

<table>
	Common Stock		Additional	Deficit Accumulated During the	Total Stockholders'
	Shares	Amount	Paid in Capital	Development Stage	Equity (Deficiency)

Balance, June 30, 2001	9,815,000	$9,815	$398,610	$(314,914)	$93,511

Common stock issued for services	250,000	250	49,750	-	50,000

Cancellation of stock	(500,000)	(500)	(187,000)	-	(187,500)

Common stock issued for services	30,000	30	11,220	-	11,250

Common stock issued for services	20,000	20	2,980	-	3,000

Common stock issued for debt	886,000	886	220,614	-	221,500

Loss for the period	-	-	-	(207,144)	(207,144)

Balance, December 31, 2001	10,501,000	$10,501	$496,174	$(522,058)	$(15,383)

</table>

The accompanying notes are an integral part of these consolidated financial statements.


NEWSGURUS.COM, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited  Prepared by Management)

DECEMBER 31, 2001

1. HISTORY AND ORGANIZATION OF THE COMPANY

NewsGurus.Com, Inc. ("the Company") was incorporated on May 16, 1997 under the laws of Nevada and on January 10, 2002 changed its name to Secure Enterprise Solutions Inc. To date, the Company's principal business consisted of providing opinion and information in the areas of money, health and lifestyles and e-commerce through the Internet. Pursuant to resolutions by the shareholders, the Company has decided to sell its media assets (Note 10) and move into the security services sector where it would provide IT consulting, software development and IT outservicing.

2. GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a loss of $207,144 for the current period and aggregate losses from inception to December 31, 2001 of $522,058. The Company has entered into a binding letter of intent to purchase 100% of Edgetech Services Inc. ("Edgtech") through a series of payments as mentioned in Note 10. In pursuing its acquisition and plan of operations, the Company anticipates covering its costs through additional equity financing and operating revenues. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

3. DISCLOSURE OF MANAGEMENT

In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended June 30, 2001. The results of operations for the period ended December 31, 2001 are not necessarily indicative of the results to be expected for the year ending June 30, 2002.

4. PREPAID EXPENSES

Prepaid investor relations

Prepaid investor relations are for prepaid contract investor relations. Pursuant to agreements, the Company issued common shares of the Company in exchange for investor relations services (Note 7).


NEWSGURUS.COM, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited  Prepared by Management)

DECEMBER 31, 2001

4. PREPAID EXPENSES (cont'd)

Prepaid advertising expenses

Prepaid advertising expenses are for prepaid contract advertising. Pursuant to an agreement with News USA, Inc., the Company issued 500,000 shares of the Company in exchange for advertising media availabilities in News USA, Inc. media. This media was to be made available to the Company on an as ordered basis for a period of 12 months. This prepaid advertising was to be expensed as the Company orders advertising from News USA, Inc. During the current period, the Company reached a definitive agreement with News USA, Inc. to substantially cancel the marketing arrangement. The Company cancelled the certificate for 500,000 shares and issued a new share certificate for 30,000 shares, valued at $11,250, for the limited number of services that have been performed to date of the cancellation.

5. WEB-SITE DEVELOPMENT COSTS

<table>
Net Book Value
	Cost	Accumulated Amortization	December 31, 2001	June 30, 2001

Web-site development costs	$ -	$ -	$ -	$ 130,058

</table>

Web site development costs are comprised of software costs incurred by the Company in developing its web site. The Company's amortization policy concerning these costs is to amortize the costs over a period of five years commencing from the date of operations. During the period ended December 31, 2001, these costs were written-off to operations as the Company has changed its principal business to be in the managed security services sector.

6. CONVERTIBLE LOAN

<table>

	December 31, 2001	June 30, 2001

Canalaska Ventures Ltd.	$ -	$ 216,500

</table>

On October 10, 2001, the Company agreed to settle the debt by having two of the existing shareholders assume the debt in exchange for 675,000 shares belonging to those shareholders and those shareholders each receiving 443,000 shares of the Company at a deemed price of $0.25 per share.

To date of settlement, $21,500 of interest had been accrued.

NEWSGURUS.COM, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited  Prepared by Management)

DECEMBER 31, 2001

7. CAPITAL STOCK

On July 10, 2001, the Company issued 100,000 shares with a value of $20,000 as payment for general public relations services. As of December 31, 2001, $10,000 has been recorded as prepaid investor relation expenses.

On July 11, 2001, the Company issued 150,000 shares with a value of $30,000 as payment for sales and marketing. As of December 31, 2001, $10,000 has been recorded as prepaid investor relation expenses.

During the current period, the Company cancelled 500,000 shares, which were initially issued as part of a marketing agreement (Note 4). Capital stock and contributed surplus have been reduced by $500 and $187,000, respectively, to eliminate the value initially recorded on issuance.

During the current period, the Company issued 30,000 shares with a value of $11,250 as payment of fees for marketing services.

During the current period, the Company issued 20,000 shares with a value of $3,000 as payment for professional services.

On October 10, 2001 the company issued 886,000 common shares in settlement of the Canalaska convertible loan (Note 6).

8. COMMITMENTS

a) On July 10, 2001, the Company entered into a consulting agreement for general public relations services whereby it agreed to issue 100,000 common shares of the Company. To December 31, 2001, only 50,000 shares had been issued to the consultant under the agreement. The remaining 50,000 shares will be issued to the consultant if and when the work to earn the shares has been performed.

On July 11, 2001, the Company entered into a consulting agreement for sales and marketing services whereby it agreed to issue 150,000 common shares of the Company. To December 31, 2001, only 100,000 shares had been issued to the consultant under the agreement. The remaining 50,000 shares will be issued to the consultant if and when the work to earn the shares has been performed.

b) On November 10, 2001, the Company signed a 10 year reseller agreement with C31 Operations Inc. that permits both parties to sell specified products and services of the other. There are further discussions regarding a possible merger, but no formal agreement has been made.

9. RELATED PARTY TRANSACTIONS

During the period ended December 31, 2001, the Company entered into the following related party transactions:

a) The Company paid consulting fees of $750 (December 31, 2000 - $25,500) to companies controlled by directors.

NEWSGURUS.COM, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited  Prepared by Management)

DECEMBER 31, 2001

9. RELATED PARTY TRANSACTIONS (cont'd)

The amounts charged to the Company for the services provided have been determined by negotiation among the parties and, in certain cases, are covered by signed agreements. These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

10. SUBSEQUENT EVENTS

The following events occurred subsequent to December 31, 2001:

a) On January 7, 2002, the Company granted 490,000 stock options to directors and officers of the Company, with price ranges of $0.20 - $0.30 and expiring five years from date of vesting. The options will not be exercisable until they are registered.

b) On January 10, 2002, the shareholders passed a resolution to change the Company name to "Secure Enterprise Solutions Inc".

c) On January 10, 2002, the shareholders passed a resolution to sell 100% of its NewsGurus media assets to a private company controlled by two directors of the Company, for $48,000.

d) On January 14, 2002 the Company signed a letter of intent to acquire 100% of Edgetech for CDN$2,242,000. Edgetech specializes in IT placement, outsourcing training, training, and software development projects. The terms of the agreement require the Company to make the following payments to acquire a 100% interest in Edgetech:

i) $500,000 on March 17, 2002 for a 25% interest;

ii) $500,000 by June 17, 2002 for an additional a 24.5% interest;

iii) $750,000 by December 17, 2002 for the remaining 50.5% interest; and

iv) $492,000 payable as to $41,000 per month beginning January 17, 2003 with the final monthly payment of $41,000 due on December 17, 2003.

Plan of Operation

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this report for the six months ended December 31, 2001. This report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

Our continued development is almost entirely dependent upon our receipt of additional equity funding. Our rate of development and schedule of accomplishments will be largely influenced by the quantity of equity funding received.

The difficult business environment of the past 18 months significantly deteriorated recently. The terrorist acts on September 11 have impacted our ability to raise capital, to collect marketing and advertising revenue, and to pursue our original business plan.

As a result of these events and the widely acknowledge challenging business environment, the Company has taken decisive steps to increase shareholder value. These include the elimination of all long-term debt and a change in business focus.

On January 10, 2002, shareholders overwhelmingly approved the new change in focus. As a result, all media assets were sold to two directors of the Company, after no third-party offers were received.

On July 11, 2001, the Company announced its acquisition of certain rights to the NtrantTM Enterprise Resource Management software system designed for small and medium sized companies. The Company has determined that this technology, which includes a powerful software engine, can be adapted to become a central management and reporting system to control disparate security-focused modules.

The Company intends to build integration modules that permit best of breed third-part security systems to communicate with one another through a central platform. The Company hopes to form technology and reseller relationships with many providers of such technology, rather than re-invent the technology itself. Instead, the Company will create proprietary technology that permits communication between different security devices, extraction of the data sets they create, and, action based on the data variables.

Management has investigated the security sector extensively and believes its entry in the Managed Security Service Provider (MSSP) sector is viable and represents an opportunity to increase shareholder value.

On January 14, 2002, the Company announced its intention to purchase Edgetech Services Inc. ("Edgetech") of Toronto, Ontario under which the Company has the option to acquire 100% of Edgetech's issued common shares by making the following cash payments:

1. $500,000 on March 17, 2002 for 25% interest;

2. $500,000 by June 17, 2002 for additional 24.5% interest;

3. $750,000 by December 17, 2002 for remaining 50.5% interest;

4. $492,000 payable as to $41,000 per month beginning January 17, 2003 with the final monthly payment of $41,000 due on December 17, 2003.

Edgetech Services Inc. specializes in software development, consulting, and IT placement and outsourcing.

The Company is acquiring and integrating proven best-of-breed licensed and proprietary security-focused technology to create the world's first unified security management and monitoring platform with enhanced real-time control.

The Company will achieve benefits of scale and maximize profitability quickly through acquisitions and efficiencies therein created. The strategy acquires solution-focused companies at low valuations and subsequently integrates and empowers them into high value security services providers.

The Company will endeavor to raise US $6.0 million with which to complete its acquisition of Edgetech and to implement its business plan. These funds would be used to continue product development; integrate licensed technology; establish sales and marketing programs; complete the Edgetech acquisition; contemplate additional acquisitions; and, otherwise pursue normal business activities.

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

On November 5, 2001, the Company announced it had entered formal discussions with C3I Operations, Inc, a private company based in Phoenix AZ, with the intent to merge the two companies. Such discussions have not yet resulted in an agreement being reached and no formal discussions are currently underway. A 10-year contract was signed between C3I Operations and the Company that grants both parties reseller rights to specified technology created or licensed by the parties.

Chris Bunka remains our CEO, Chairman and President. Sudhir Khanna remains our VP of Information Technology. There are currently no other executive officers with the Company though additional appointments are expected subject to the completion of successful financing efforts.

Since November, 1999, Nebular Research and Development Co. of Toronto, Canada has remained our primary technology partner. Nebular is also the creator of the NtrantTM Enterprise Resource Management system licensed by the Company.

We expect to hire additional persons in positions of direct employment, sub-contractual relationships, and full-time consultants over the next 12 months. Such positions will be dependent upon our ability to raise expansion capital and the outcome of discussion related to mergers or other opportunities.

The Company thanks its shareholders for their support. Management remains extraordinarily dedicated towards increasing shareholder value through business success.

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

(a) We held an annual general meeting on October 26, 2001.

(b) Our annual general meeting involved the election of directors. Chris Bunka, Sudhir Khanna and Stephen Encarnacao were re-elected directors of our company.

(c) The first matter which was voted on at our annual general meeting was the election of directors. 5,205,000 votes received were cast for and zero votes were received against the election of Chris Bunka, Sudhir Khanna and Stephen Encarnacao as the directors of the Company.

The second matter which was voted on at our annual general meeting was the election of auditors. 5,205,000 votes received were cast for and zero votes were received against the election of Davidson & Company as our auditors for the fiscal year ending June 30, 2002

The third matter which was voted on at our annual general meeting was the amendment of "Section 2.8 Quorum" of Article 2 of our bylaws. 5,205,000 votes received were cast for and zero votes were received against the amendment of "Section 2.8 - Quorum" of Article 2 of our bylaws.

(d) Not applicable.

Item 5 OTHER INFORMATION

None

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWSGURUS.COM, INC.

Dated: February 14, 2002 Per: /s/ Chris Bunka

Chris Bunka, President and Director