Form 10QSB
period 2002-03-31
NEWSGURUS COM INC
filed 2002-05-15
CIK 1088211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

Commission file Number: 000-27397

SECURE ENTERPRISE SOLUTIONS INC.

(formerly Newsgurus.com, Inc.)

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0204280

(I.R.S. Employer Identification Number)

5774 Deadpine Drive

Kelowna, British Columbia

V1P 1A3

(Address of principal executive offices)

(250) 765-6424

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,611,000 common shares as at March 31, 2002

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

SECURE ENTERPRISE SOLUTIONS INC.

(formerly Newsgurus.com, Inc.)

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of

March 31, 2002 and June 30, 2001

Consolidated Statements of Operations for the periods ended

March 31, 2002 and March 31, 2001

Consolidated Statements of Cash Flows for the periods ended

March 31, 2002 and March 31, 2001

Consolidated Statements of Changes in Stockholders' Equity

Notes to Consolidated Financial Statements

Item 2 Plan of Operation

PART II. OTHER INFORMATION

Item 1 Legal Proceedings

Item 2 Changes in Securities

Item 3 Defaults Upon Senior Securities

Item 4 Submission of Matters to a Vote of Security Holders

Item 5 Other Information

Item 6 Exhibits and Reports on Form 8K

SIGNATURES

SECURE ENTERPRISE SOLUTIONS INC.

(formerly NewsGurus.com, Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited  Prepared by Management)

MARCH 31, 2002

SECURE ENTERPRISE SOLUTIONS INC.

(formerly NewGurus.com, Inc.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited  Prepared by Management)

	March 31, 2002	June 30, 2001
ASSETS

Current
Cash and cash equivalents	$ 2,456	$ 7,526
Accounts receivable	750	-
Marketable securities	1	1
Prepaid expenses (Note 4)	20,000	187,500
Current portion of note receivable	24,000	-

Total current assets	47,207	195,027

Web site development costs (Note 5)	-	130,058

Capital assets	5,285	5,955

Note receivable (Note 9)	24,000	-

Other assets	2,036	2,327

Total assets	$ 78,528	$ 333,367

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

SECURE ENTERPRISE SOLUTIONS INC.

(formerly NewGurus.com, Inc.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited  Prepared by Management)

		March 31, 2002	June 30, 2001
Cont'd
LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities		$ 36,453	$ 23,356
Convertible loan (Note 6)		-	216,500
Due to related party		1,725	-

Total current liabilities		$ 38,178	$ 239,856

Stockholders' equity
Capital stock (Note 7)
Authorized
50,000,000	common shares with a par value of $0.001
25,000,000	preferred shares with a par value of $0.001

Issued and outstanding
10,611,000	common shares (June 30, 2001 9,815,000 common shares)	10,611	9,815

Additional paid in capital		518,064	398,610
Deficit accumulated during the development stage		(488,325)	(314,914)

Total stockholders' equity		40,350	93,511

Total liabilities and stockholders' equity		$ 78,528	$ 333,367

History and organization of the Company (Note 1)

Commitments (Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

SECURE ENTERPRISE SOLUTIONS INC.

(formerly NewGurus.com, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited  Prepared by Management)

	Period From Inception on May 16, 1997 to March 31, 2002	Nine Month Period Ended March 31, 2002	Nine Month Period Ended March 31, 2001	Three Month Period Ended March 31, 2002	Three Month Period Ended March 31, 2001

REVENUE	$ 203,941	$33,144	$113,280	$3,485	$111,364

EXPENSES
Advertising	3,615	-	-	-	-
Amortization	6,971	3,534	2,121	224	109
Amortization of web-site development costs	48,771	16,257	-	-	-
Consulting fees	149,470	32,120	71,400	-	41,000
Direct mail costs	115,003	4,596	73,407	-	73,407
Investor relations	16,436	16,436	-	4,856	-
Licences and fees	16,363	5,214	7,769	1,613	2,478
Office and miscellaneous	27,322	8,358	8,027	3,419	3,468
Professional fees	179,120	39,375	46,085	5,725	5,800
Site maintenance	9,093	5,635	1,500	800	1,500
Travel and promotion	21,177	2,204	7,877	1,115	270
Write-off of web-site development costs	115,826	115,826	-	-	-

	(709,167)	(249,555)	(218,186)	(17,752)	(128,032)

Loss before other items	(505,226)	(216,411)	(104,906)	(14,267)	(16,668)

OTHER ITEMS
Gain on sale of media assets (Note 9)	48,000	48,000	-	48,000	-
Write-down of marketable securities	(9,599)	-	(6,720)	-	(6,720)
Interest on loan (Note 6)	(21,500)	(5,000)	-	-	-

	16,901	43,000	(6,720)	48,000	(6,720)

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

SECURE ENTERPRISE SOLUTIONS INC.

(formerly NewGurus.com, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited  Prepared by Management)

	Period From Inception on May 16, 1997 to March 31, 2002	Nine Month Period Ended March 31, 2002	Nine Month Period Ended March 31, 2001	Three Month Period Ended March 31, 2002	Three Month Period Ended March 31, 2001

Cont'd

Income (loss) for the period	$(488,325)	$(173,411)	$ (111,626)	$33,733	$(23,388)

Basic and diluted earnings (loss) per common share		$(0.02)	$(0.01)	$0.01	$(0.01)

Weighted average common shares outstanding		10,336,956	9,305,714	10,549,889	9,315,000

The accompanying notes are an integral part of these consolidated financial statements.

SECURE ENTERPRISE SOLUTIONS INC.

(formerly NewGurus.com, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited  Prepared by Management)

	Period From Inception on May 16, 1997 to March 31, 2002	Nine Month Period Ended March 31, 2002	Nine Month Period Ended March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (488,325)	$ (173,411)	$ (111,626)
Items not affecting cash:
Amortization	6,971	3,534	2,121
Amortization of web-site development costs	48,771	16,257	-
Stock issued for services	67,000	44,250	18,750
Interest accrued on convertible loan	21,500	5,000	-
Write-off of web-site development costs	115,826	115,826	-
Write-down of marketable securities	9,599	-	-
Gain on sale of media assets	(48,000)	(48,000)	-

Changes in non-cash working capital items:
Increase in accounts receivable	(750)	(750)	(66,205)
Decrease in deposit	-	-	10,000
Increase in due to related party	1,725	1,725	-
Increase in accounts payable	36,453	13,097	53,574

Net cash used in operating activities	(229,230)	(22,472)	(93,386)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible loan	200,000	-	50,000
Issued capital stock	220,175	22,000	-

Net cash provided by financing activities	420,175	22,000	50,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of capital assets	(11,292)	(2,573)	(2,473)
Acquisition of subsidiary	(3,000)	-	-
Web site development costs	(164,597)	(2,025)	(32,127)
Acquisition of marketable securities	(9,600)	-	(2,880)

Net cash used in investing activities	(188,489)	(4,598)	(37,480)

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

SECURE ENTERPRISE SOLUTIONS INC.

(formerly NewGurus.com, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited  Prepared by Management)

	Period From Inception on May 16, 1997 to March 31, 2002	Nine Month Period Ended March 31, 2002	Nine Month Period Ended March 31, 2001

Cont'd

Change in cash and cash equivalents during the period	$2,456	$(5,070)	$(80,866)

Cash and cash equivalents, beginning of the period	-	7,526	83,430

Cash and cash equivalents, end of the period	$2,456	$2,456	$2,564

Supplemental disclosure with respect to cash flows
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-

Supplemental disclosure of non-cash investing and
financing activities:
Common shares issued for services	$ 87,000	$ 64,250	$ 18,750
Common shares issued for acquisition of subsidiary	3,500	-	-
Common shares issued (cancelled) for prepaid advertising	-	(187,500)	-
Common shares issued for payment of loan payable	221,500	221,500	-

The accompanying notes are an integral part of these consolidated financial statements.

SECURE ENTERPRISE SOLUTIONS INC.

(formerly NewGurus.com, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited  Prepared by Management)

	Common Stock		Additional	Deficit Accumulated During the	Total
	Shares	Amount	Paid in Capital	Development Stage	Stockholders' Equity

Balance, June 30, 2001	9,815,000	$9,815	$398,610	$(314,914)	$93,511

Common stock issued for services	250,000	250	49,750	-	50,000

Cancellation of stock	(500,000)	(500)	(187,000)	-	(187,500)

Common stock issued for services	30,000	30	11,220	-	11,250

Common stock issued for services	20,000	20	2,980	-	3,000

Common stock issued for debt	886,000	886	220,614	-	221,500

Common stock issued for cash	110,000	110	21,890	-	22,000

Loss for the period	-	-	-	(173,411)	(173,411)

Balance, March 31, 2002	10,611,000	$10,611	$518,064	$(488,325))	$40,350

The accompanying notes are an integral part of these consolidated financial statements.

SECURE ENTERPRISE SOLUTIONS INC.

(formerly NewGurus.com, Inc.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited  Prepared by Management)

MARCH 31, 2002

1. HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated under the laws of Nevada on May 16, 1997, and changed its name to Secure Enterprise Solutions Inc. (the "Company") on January 10, 2002. Prior to the name change, the Company's principal business consisted of providing opinion and information in the areas of money, health and lifestyles and e-commerce through the Internet. Pursuant to resolutions by the shareholders, the Company has decided to sell it media assets (Note 9) and move into managed security services, wherein disparate security systems, such as video surveillance; biometric authentication; access control; and restricted data access, among others, are unified under a single system and empowered with command and control capabilities.

2. GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a loss of $173,411 for the current period and aggregate losses from inception to March 31, 2002 of $488,325. The Company has entered into binding letters of intent to purchase 100% of Edgetech Services Inc. ("Edgtech") through a series of payments and to purchase 51% of Secured Infrastructure Design Corporation ("SIDC") through a series of payments as mentioned in Note 8. In pursuing its acquisition and plan of operations, the Company anticipates covering its costs through additional equity financing and operating revenues. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

3. DISCLOSURE OF MANAGEMENT

In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended June 30, 2001. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending June 30, 2002.

4. PREPAID EXPENSES

Prepaid investor relations

Prepaid investor relations are for prepaid contract investor relations. Pursuant to agreements, the Company issued common shares of the Company in exchange for investor relations services (Note 7).

SECURE ENTERPRISE SOLUTIONS INC.

(formerly NewGurus.com, Inc.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited  Prepared by Management)

MARCH 31, 2002

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

5. WEB-SITE DEVELOPMENT COSTS

Net Book Value
	Cost	Accumulated Amortization	March 31, 2002	June 30, 2001

Web-site development costs	$ -	$ -	$ -	$ 130,058

Web site development costs are comprised of software costs incurred by the Company in developing its web site. The Company's amortization policy concerning these costs is to amortize the costs over a period of five years commencing from the date of operations. During the period ended March 31, 2002, these costs were written-off to operations as the Company has changed its principal business to be in the managed security services sector.

6. CONVERTIBLE LOAN

	March 31, 2002	June 30, 2001

Canalaska Ventures Ltd.	$ -	$ 216,500

On October 10, 2001, the Company agreed to settle the debt by having two of the existing shareholders assume the debt in exchange for 675,000 shares belonging to those shareholders and those shareholders each receiving 443,000 shares of the Company at a deemed price of $0.25 per share.

To date of settlement, $21,500 of interest had been accrued.

SECURE ENTERPRISE SOLUTIONS INC.

(formerly NewGurus.com, Inc.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited  Prepared by Management)

MARCH 31, 2002

7. CAPITAL STOCK

On July 10, 2001, the Company issued 100,000 shares with a value of $20,000 as payment for general public relations services. As of March 31, 2002, $10,000 has been recorded as prepaid expenses.

On July 11, 2001, the Company issued 150,000 shares with a value of $30,000 as payment for sales and marketing. As of March 31, 2002, $10,000 has been recorded as prepaid expenses.

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

On October 10, 2001, the Company issued 886,000 common shares in settlement of the Canalaska convertible loan (Note 6).

During the current period, the Company issued 110,000 shares at $0.20 for cash proceeds in the amount of $22,000.

On January 7, 2002, the Company granted 490,000 stock options to directors and officers of the Company with price ranges of $0.20 - $0.30. The options vest as follows; 200,000 on January 7, 2002, 165,000 on December 31, 2002, and 125,000 on December 31, 2003. The options expire five years from the vesting date.

8. COMMITMENTS

a) On July 10, 2001, the Company entered into a consulting agreement for general public relations services whereby it agreed to issue 100,000 common shares of the Company. To March 31, 2002, only 50,000 shares had been issued to the consultant under the agreement. The remaining 50,000 shares will be issued to the consultant if and when the work to earn the shares has been performed.

On July 11, 2001, the Company entered into a consulting agreement for sales and marketing services whereby it agreed to issue 150,000 common shares of the Company. To March 31, 2002, only 100,000 shares had been issued to the consultant under the agreement. The remaining 50,000 shares will be issued to the consultant if and when the work to earn the shares has been performed.

b) On November 10, 2001, the Company signed a 10 year reseller agreement with C31 Operations Inc. that permits both parties to sell specified products and services of the other. There are further discussions regarding a possible merger, but no formal agreement has been made.

SECURE ENTERPRISE SOLUTIONS INC.

(formerly NewGurus.com, Inc.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited  Prepared by Management)

MARCH 31, 2002

8. COMMITMENTS (cont'd)

c) On January 14, 2002 the Company signed a letter of intent to acquire 100% of Edgetech for CDN$2,242,000. Edgetech specializes in IT placement, outsourcing training, and software development projects. The terms of the agreement require the Company to make the following payments to acquire a 100% interest in Edgetech:

i) $500,000 (U.S.$66,000 has been paid subsequent to the period for a 5% interest) on March 17, 2002 for a 25% interest;

ii) $500,000 by June 17, 2002 for an additional 24.5% interest;

iii) $750,000 by December 17, 2002 for the remaining 50.5% interest; and

iv) $492,000 payable as to $41,000 per month beginning January 17, 2003 with the final monthly payment of $41,000 due on December 17, 2003.

d) On March 11, 2002 the Company signed a letter of intent to acquire 51% of Secured Infrastructure Design Corporation ("SIDC") with the following terms:

i) $30,000 by April 8, 2002 (paid subsequent to the period) and 100,000 common shares (issued subsequent to the period) pursuant to rule 144 for a 9.8% post interest.

ii) $30,000 by May 1, 2002 for a 6.1% post interest

iii) $30,000 by June 1, 2002 for a 4.9% post interest

iv) up to $30,000 by September 1, 2002 and an equivalent of up to $30,000 in common shares pursuant to rule 144 based upon a performance ratio for a 7.6% post interest

v) up to $30,000 by December 1, 2002 and an equivalent of up to $30,000 in common shares pursuant to rule 144 based upon a performance ratio for a 7.6% post interest

vi) up to $30,000 by March 1, 2003 and an equivalent of up to $30,000 in common shares pursuant to rule 144 based upon a performance ratio for a 7.6% post interest

vii) up to $30,000 by June 1, 2003 and an equivalent of up to $30,000 in common shares pursuant to rule 144 based upon a performance ratio for a 7.4% post interest

viii) SIDC shall pay to the Company 10% of gross revenue earned by SIDC from April 8, 2002 onwards until $100,000 cumulative is paid to the Company. Monthly payment are to commence June 1, 2002 based on revenues earned two months prior.

SECURE ENTERPRISE SOLUTIONS INC.

(formerly NewGurus.com, Inc.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited  Prepared by Management)

MARCH 31, 2002

9. RELATED PARTY TRANSACTIONS

During the period ended March 31, 2002, the Company entered into the following related party transactions:

a) The Company paid consulting fees of $750 (March 31, 2001 - $25,500) to companies controlled by directors.

b) On January 10, 2002, the shareholders passed a resolution to sell 100% of its NewsGurus media assets to a private company controlled by two directors of the Company, for $48,000. The purchase price is to be paid by payments of $3,000 by each company quarterly beginning with March 31, 2002. At March 31, 2002 no payments have been received. A $48,000 gain on sale of media assets has been recognized during the current period.

The amounts charged to the Company for the services provided have been determined by negotiations amongst the parties and, in certain cases, are covered by signed agreements. These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

10. SUBSEQUENT EVENTS

The following events occurred subsequent to March 31, 2002:

a) On April 9, 2002, the Company issued 375,000 shares for cash proceeds in the amount of $75,000, and 103,000 shares for consulting services with a value of $37,080.

b) On April 18, 2002, the Company issued 150,000 shares for cash proceeds in the amount of $30,000.

c) The Company made payments of $66,000 to Edgetech and earned a 5% interest.

d) The Company paid $30,000 and issued 100,000 shares pursuant to Rule 144 to SIDC for a 9.8% interest in SIDC.

Plan of Operation

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this report for the nine months ended March 31, 2002. This report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

Our continued development is almost entirely dependent upon our receipt of additional equity funding. Our rate of development and schedule of accomplishments will be largely influenced by the quantity of equity funding received.

The Company has been and continues to take significant steps towards improving shareholder value. In recent months it has eliminated long term debt and changed its business focus and has entered the security business. On January 10, 2002, shareholders overwhelmingly approved the new change in focus.

Management has investigated the security sector extensively and believes its entry in the Managed Security Service Provider (MSSP) sector is viable and represents an opportunity to increase shareholder value.

The Company has entered an agreement to acquire 100% of Edgetech Services Inc. ("Edgetech") of Toronto, Ontario under the following payment schedule.

1. $500,000 on March 17, 2002 for 25% interest;

2. $500,000 by June 17, 2002 for additional 24.5% interest;

3. $750,000 by December 17, 2002 for remaining 50.5% interest;

4. $492,000 payable as to $41,000 per month beginning January 17, 2003 with the final monthly payment of $41,000 due on December 17, 2003.

The Company has paid Edgetech $66,000 towards this schedule and has thus acquired 5% of Edgetech to date. The Company is actively negotiating with Edgetech to substantially revise the terms of payment for the acquisition though definitive terms have not yet been reached. The Company has also signed a mutual 10-year Value Added Reseller agreement with Edgetech, independent of the acquisition.

On February 13 the Company announced it had entered into an agreement to incorporate facial-recognition biometric technology into its product offerings.

On March 20 the Company announced it had entered into a Trusted WorldTM Partnership program with Baltimore Technologies [BLM-LSE], an acknowledged world-leading provider of E-security technology that authenticates and approves data and content-based relationships and transactions.

On April 16 the Company announced its intention to acquire up to 51% of Secured Infrastructure Design Corporation (SIDC) of Tokyo, Japan, as part of the ongoing strategy of building a diversified security consulting firm. At this time $30,000 and 100,000 shares of the Company have been paid to SIDC to acquire a 9.8% ownership interest.

Despite the considerable progress achieved during the most recent quarter, the investment and capital markets remain challenging environments in which to raise capital and further our corporate goals.

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

The Company will endeavor to raise funds with which to complete its acquisition of Edgetech and to implement its business plan. These funds would be used to continue product development; integrate licensed technology; establish sales and marketing programs; complete the Edgetech acquisition; contemplate additional acquisitions; and, otherwise pursue normal business activities.

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

We can function at only the most basic of levels during the next 12 months without additional funding. We have to date been able to raise sufficient capital to make initial payments to acquire ownership positions in two companies and to fund basic operations, but not to fully execute our business plan.

Chris Bunka remains our CEO, Chairman and President. Sudhir Khanna remains our VP of Information Technology. There are currently no other executive officers with the Company though additional appointments are expected subject to the completion of successful financing efforts and/or acquisitions.

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

The Company thanks its shareholders for their support. Management remains dedicated towards increasing shareholder value and building a sustainable and profitable business.

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

None

Item 3 DEFAULTS UPON SENIOR SECURITIES

None

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) We held an extra-ordinary general meeting on January 10, 2002.

(b) Not Applicable.

(c) The first matter which was voted on at our extra-ordinary general meeting was changing the name of the Company from "Newsgurus.com, Inc." to "Secure Enterprise Solutions Inc." 5,591,500 votes received were cast for and zero (0) votes were received against changing the name of the Company from "Newsgurus.com, Inc." to "Secure Enterprise Solutions Inc."

The second matter which was voted on at our extra-ordinary general meeting was the ability for the Company to have flexibility to complete a 1 for 2 reverse stock split in the event the Company is required to reduce its issued share capital in connection with a future financing for the Company's new business. 5,591,500 votes received were cast for and zero (0) votes were received against the Company having the flexibility to complete a 1 for 2 reverse stock split in the event the Company is required to reduce its issued share capital.

(d) Not applicable.

Item 5 OTHER INFORMATION

None

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Not Applicable

(b) Reports on Form 8-K

Form 8-K was filed on January 24, 2002 reporting the agreement to acquire Edgetech Services Inc. and also reporting the Company's change of name from "NewsGurus.com, Inc" to "Secure Enterprise Solutions Inc."

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWSGURUS.COM, INC.

Dated: May 15, 2002 Per: /s/ Chris Bunka

Chris Bunka, President and Director