Form 10QSB
period 2002-07-31
SECURE ENTERPRISE SOLUTIONS INC
filed 2002-09-17
CIK 1088211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002

Commission file Number: 000-27397

SECURE ENTERPRISE SOLUTIONS INC.

(formerly Newsgurus.com, Inc.)

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0204280

(I.R.S. Employer Identification Number)

18 Wynford Drive

Toronto Ontario

M3C 3S2

(Address of principal executive offices)

(416) 441-4046

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,861,500 common shares as at July 31, 2002

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

SECURE ENTERPRISE SOLUTIONS INC.

(formerly Newsgurus.com, Inc.)

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of

July 31, 2002 and July 31, 2001

Consolidated Statements of Operations for the periods ended

July 31, 2002 and July 31, 2001

Consolidated Statements of Cash Flows for the periods ended

July 31, 2002 and July 31, 2001

Consolidated Statements of Changes in Stockholders' Equity

Notes to Consolidated Financial Statements

Item 2 Plan of Operation

PART II. OTHER INFORMATION

Item 1 Legal Proceedings

Item 2 Changes in Securities

Item 3 Defaults Upon Senior Securities

Item 4 Submission of Matters to a Vote of Security Holders

Item 5 Other Information

Item 6 Exhibits and Reports on Form 8K

SIGNATURES

SECURE ENTERPRISE SOLUTIONS INC.

(formerly Newsgurus.com, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

JULY 31, 2002

SECURE ENTERPRISE SOLUTIONS INC.

(formerly Newsgurus.com, Inc.)

CONSOLIDATED BALANCE SHEETS

(Unaudited - Prepared by Management)

	July 31, 2002	April 30, 2002

ASSETS

Current
Cash	$ 2,506	$18,354
Accounts receivable	237,880	213,987
Marketable securities	1	-
Prepaid expenses	56,580	26,556
Current portion of note receivable	24,000	-

Total current assets	320,967	258,897

Capital assets (Note 4)	23,149	18,753

Investment (Note 5)	42,500	-

Note receivable	24,000	-

Other assets	2,449	415

Total assets	$413,065	$278,065

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

SECURE ENTERPRISE SOLUTIONS INC.

(formerly Newsgurus.com, Inc.)

CONSOLIDATED BALANCE SHEETS

(Unaudited - Prepared by Management)

		July 31, 2002	April 30, 2002

Cont'd

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Bank indebtedness		$ 73,180	$-
Accounts payable and accrued liabilities		199,393	173,288
Current portion of capital lease obligations		3,646	6,524
Loan payable (Note 6)		1,826	3,113

Total current liabilities		278,045	182,925

Capital lease obligations (Note 7)		-	2,622

Due to related parties(Note 8)		193,069	197,220

Total liabilities		471,114	382,767

Stockholders' deficiency
Capital stock
Authorized
50,000,000	common shares with a par value of $0.001
25,000,000	preferred shares with a par value of $0.001

Issued and outstanding
28,861,500	common shares (April 30, 2002 11,034,000)	28,862	64

Additional paid-in capital		166,100	-
Deficit		(253,011)	(104,766)

		(58,049)	(104,702)

Total liabilities and stockholders' deficiency		$413,065	$278,065

The accompanying notes are an integral part of these consolidated financial statements.

SECURE ENTERPRISE SOLUTIONS INC.

(formerly Newsgurus.com, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

(Unaudited - Prepared by Management)

THREE MONTH PERIOD ENDED JULY 31

	2002	2001

REVENUE	$ 357,422	$ 249,277

EXPENSES
Consulting, marketing and subcontractors	403,014	202,376
Depreciation	1,016	1,143
Salaries and management fees	65,639	43,577
Selling, general and administration	35,998	38,461

	505,667	285,557

Net loss for the period	$ (148,245)	$ (36,280)

Basic and diluted loss per common share	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding	24,391,828	9,631,667

The accompanying notes are an integral part of these consolidated financial statements.

SECURE ENTERPRISE SOLUTIONS INC.

(formerly Newsgurus.com, Inc.)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY

(Unaudited - Prepared by Management)

	Capital Stock
	Number of Shares	Amount	Contributed Surplus	Deficit	Total

Balance at April 30, 2002	100	$64	$-	$(104,766)	$(104,702)

Capital stock of Edgetech Services Inc.
at May 22, 2002	(100)	(64)	64	-	-

Capital stock of the Company at
May 22, 2002	11,659,000	11,659	(11,659)	-	-

Shares issued to acquire Edgetech
Services Inc.	16,005,000	16,005	80,643	-	96,648

Shares issued for finders' fee on the
acquisition of Edgetech Services Inc.	825,000	825	40,425	-	41,250

Shares issued for cash	182,500	183	28,317	-	28,500

Shares issued for services	20,000	20	2,980	-	3,000

Shares issued for settlement of debt	170,000	170	25,330	-	25,500

Loss for the period	-	-	-	(148,245)	(148,245)

Balance at July 31, 2002	28,861,500	$28,862	$166,100	$(253,011)	$(58,049)

The accompanying notes are an integral part of these consolidated financial statements.

SECURE ENTERPRISE SOLUTIONS INC.

(formerly Newsgurus.com, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - Prepared by Management)

THREE MONTH PERIOD ENDED JULY 31

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (148,245)	$ (36,280)
Items not involving cash:
Amortization	1,016	1,143
Stock issued for services	25,240	-

Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	(23,232)	59,568
Increase in prepaid expenses	(10,161)	(11,253)
Increase in accounts payable and accrued liabilities	26,675	6,827

Net cash provided by (used in) operating activities	(128,707)	20,005

CASH FLOWS FROM FINANCING ACTIVITIES
Capital lease obligations	(5,450)	(6,076)
Bank indebtedness	73,180	-
Issuance of capital stock	28,500	-
Due to related parties	(4,821)	5
Loan payable	(1,269)	(2,097)

Net cash provided by( used in) financing activities	90,140	(8,168)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets	(226)	(800)
Cash acquired on acquisition of subsidiary	22,945	-

Net cash provided by (used in) investing activities	22,719	(800)

Change in cash during the period	(15,848)	11,037

Cash, beginning of period	18,354	(40,477)

Cash (indebtedness), end of period	$ 2,506	$ (29,440)

Supplemental disclosure with respect to cash flows:
Common shares issued for services	$ 3,000	$ -
Common shares issued for acquisition of subsidiary	96,648	-
Common shares issued for finders' fee	41,250	-
Common shares issued for settlement of debt	25,500	-

The accompanying notes are an integral part of these consolidated financial statements.

SECURE ENTERPRISE SOLUTIONS INC.

(formerly Newsgurus.com, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

JULY 31, 2002

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated under the laws of Nevada on May 16, 1997 as Newsgurus.com, Inc., and changed its name to Secure Enterprise Solutions Inc. (the "Company") on January 10, 2002. Prior to the name change, the Company's principal business consisted of providing opinion and information in the areas of money, health and lifestyles and e-commerce through the Internet. Pursuant to resolutions by the shareholders, the Company decided to sell it media assets and move into the business of providing security services and IT solutions and services.

On May 22, 2002, the Company acquired all of the issued and outstanding capital stock of Edgetech Services Inc. ("Edgetech"). Edgetech specializes in IT placement outsourcing training and software development projects. As consideration for all of the common shares of Edgetech, the Company issued 16,005,000 common shares and made payments of $66,000 to the former shareholders of Edgetech.

Legally, the Company is the parent of Edgetech. However, control of the combined companies passed to the former shareholders of Edgetech. This type of share exchange has been accounted for as a recapitalization of the Company using accounting principles applicable to reverse acquisitions. In accounting for this transaction:

i) Edgetech is deemed to be the purchaser and parent company for accounting purposes. Accordingly, its net assets are included in the balance sheet at book values.

ii) The deemed acquisition of the Company is accounted for by the purchase method with the net assets of the Company recorded at fair market value at the date of acquisition. At the date of acquisition the Company's net assets were $96,648. The net assets acquired were as follows:

Cash $ 22,945

Receivable 1,800

Prepaid expenses 20,000

Notes receivable 48,000

Capital assets 5,285

Other assets 2,036

100,066

Accounts payable and accrued liabilities (3,418)

Net assets $ 96,648

iii) Historical cost financial statements presented are those of Edgetech, with equity amounts of Edgetech restated to reflect the number of shares received in the business combination.

iv) The consolidated statements of operations and cash flows include Edgetech's results of operations and cash flows for the three month period ended July 31, 2002 and the Company's results of operations from May 22, 2002 (date of acquisition). The consolidated statements of operations and cash flows fro the three month period ended July 31, 2001 are those of Edgetech's.

SECURE ENTERPRISE SOLUTIONS INC.

(formerly Newsgurus.com, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

JULY 31, 2002

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION (cont'd)

The accompanying unaudited consolidated financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These consolidated statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Edgetech for the year ended April 30, 2002. The results of operations for the three month period ended July 31, 2002 are not necessarily indicative of the results to be expected for the year ending April 30, 2003.

2. GOING CONCERN

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the issuance of capital stock. Continued operations of the Company are dependent on the Company's ability to complete public equity financing or generate profitable operations in the future. Management's plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms.

	July 31, 2002	April 30, 2002
	(Unaudited)

Deficit	$ (253,011)	$(104,766)
Working capital	42,922	75,972

3. SIGNIFICANT ACCOUNTING POLICIES

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

SECURE ENTERPRISE SOLUTIONS INC.

(formerly Newsgurus.com, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

JULY 31, 2002

3. SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant inter-company transactions have been eliminated upon consolidation.

Cash and equivalents

The Company considers all investments with a maturity of three months or less to be cash equivalents.

Investments

Long-term investments with which the Company does not exercise any significant influence are carried at cost. If it is determined that the value of the investment is permanently impaired, it is written down to its estimated net realizable value.

Loss per share

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Under SFAS No. 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

Capital assets

Capital assets are recorded at cost less accumulated amortization. Amortization is recorded annually on a declining balance basis at the following annual rates:

Office equipment and furniture	20%
Computer equipment	30%
Computer software	100%
Books	20%

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

SECURE ENTERPRISE SOLUTIONS INC.

(formerly Newsgurus.com, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

JULY 31, 2002

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

Foreign currency translation

The Company's operations are substantially through a Canadian subsidiary whose functional currency is the Canadian dollar. These consolidated financial statements are stated in US dollars. Assets and liabilities denominated in Canadian dollars are translated to US dollars using the exchange rate in effect at the year end date. Revenue and expenses are translated to US dollars using the average rate of exchange for the respective period.

The Company also conducts transactions in currencies other than the Canadian dollar. These amounts are translated as follows: Transactions are translated at the rate in effect on the transaction date. Monetary assets and liabilities denominated in foreign currencies are then translated using the rate in effect at the year end date.

Financial instruments

The Company's financial instruments consist of cash, accounts receivable, marketable securities, notes receivable, bank indebtedness, accounts payable and accrued liabilities, loan payable, capital lease obligations, and amount due to related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

The fair value of the amount due to related parties is not determinable as it has no repayment terms.

Revenue recognition

Revenues from operations are recognized when services are provided and ultimate collection is reasonably assured.

SECURE ENTERPRISE SOLUTIONS INC.

(formerly Newsgurus.com, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

JULY 31, 2002

4. CAPITAL ASSETS

	July 31, 2002			April 30, 2002
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value

Office equipment
and furniture	$20,556	$7,228	$13,328	$12,526	$4,765	$7,761
Computer equipment	31,085	21,264	9,821	30,397	19,405	10,992
Computer software	12,922	12,922	-	12,922	12,922	-
Books	3,241	3,241	-	3,241	3,241	-

	$67,804	$44,655	$23,149	$59,086	$40,333	$18,753

5. INVESTMENT

On March 11, 2002 the Company signed a letter of intent to acquire 51% of SIDC. To date the, the Company paid $30,000 and issued 100,000 common shares pursuant to rule 144 for a 9.8% post interest, with a total value of $42,500. Currently, there are no further plans to make any further payments or share issuances.

6. LOAN PAYABLE

The loan is a short-term demand loan and is unsecured and non-interest bearing.

7. CAPITAL LEASE OBLIGATIONS

The Company leases certain computer equipment under agreements that are classified as capital leases. The future minimum lease payments required under the capital leases are as follows:

2003	$ 3,746

Total minimum payments	3,746
Less amount representing interest	(100)

3,646
Current portion	(3,646)

$ -

SECURE ENTERPRISE SOLUTIONS INC.

(formerly Newsgurus.com, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

JULY 31, 2002

8. DUE TO RELATED PARTIES

The amount due to related parties is non interest bearing, unsecured, and is not expected to be repaid within one year.

9. COMMITMENTS

a) The Company has a lease agreement for its current premises for 5 years. The agreement requires the Company to make payments as follows:

i) Years 1 and 2: $17,078 per annum

ii) Years 3 and 4: $18,113 per annum

iii) Year 5: $18,631 for the year

b) On July 10, 2001, the Company entered into a consulting agreement for general public relations services whereby it agreed to issue 100,000 common shares of the Company. To July 31, 2002, only 50,000 shares had been issued to the consultant under the agreement. The remaining 50,000 shares will be issued to the consultant if and when the work to earn the shares has been performed.

c) On November 10, 2001, the Company signed a 10 year reseller agreement with C31 Operations Inc. that permits both parties to sell specified products and services of the other.

10. RELATED PARTY TRANSACTIONS

During the period ended July 31, 2002, the Company entered into the following related party transaction:

The Company paid or accrued consulting fees of $17,000 to companies controlled by directors.

The amounts charged to the Company for the services provided have been determined by negotiations amongst the parties and, in certain cases, are covered by signed agreements. These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

Plan of Operation

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this report for the three months ended July 31, 2002. This report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

Our continued development is almost entirely dependent upon our receipt of additional equity funding. Our rate of development and schedule of accomplishments will be largely influenced by the quantity of equity funding received.

On April 16 the Company announced its intention to acquire up to 51% of Secured Infrastructure Design Corporation (SIDC) of Tokyo, Japan, as part of the ongoing strategy of building a diversified security consulting firm. A total of $30,000 and 100,000 shares of the Company have been paid to SIDC to acquire a 9.8% ownership interest. No further ownership interest is contemplated at this time.

The Company has taken significant steps towards improving shareholder value. On July 30 the Company filed its Form 8K detailing the transaction that led to a merger with Edgetech Services Inc, an IT security and consulting firm.

The original agreement to acquire Edgetech primarily for cash payments was modified due to market conditions, and instead Edgetech was acquired for Rule 144 restricted stock and for $66,000. 16,005,000 shares were issued to acquire 65% of Edgetech's issued and outstanding shares. This percentage will increase to 100% when the remaining 35% of Edgetech's common shares are repurchased and returned to treasury under an existing, ongoing escrow and repurchase plan. Edgetech is paying certain of its shareholders a total of US$68,580 paid in 24 equal monthly installments to November, 2003, such payment to complete this escrow and repurchase plan.

A finder's fee of 825,000 restricted Rule 144 shares was paid to a third party, Mr. Richard Biscan.

The Company has no further obligations related to the Edgetech acquisition.

The Company has been integrating operations and administration systems as executive control of the Company has passed to the Edgetech team headed by brothers Tae Ho Kim and Sang Ho Kim.

The completion of the Edgetech transaction has considerably reduced the Company's requirements for capital as compared to earlier periods. However, operating and expansion capital is required on an ongoing basis. The Company hopes to be able to procure sufficient operating funds in part due to its expanding revenue base.

The Company remains open to additional acquisitions and mergers on an individual basis. The strategy acquires solution-focused companies at low valuations and subsequently integrates and empowers them into high value security services providers. No assurance is given that future mergers or acquisitions will take place.

If additional funds are raised they will be used primarily to establish sales and marketing programs; integrate technology systems; contemplate additional acquisitions; and, otherwise pursue normal business activities.

We do not currently have sufficient funds to fully develop our business plans. Our financial statements have been prepared using generally accepted accounting principles applicable to a going concern. We will not remain a going concern without additional capital. This accounting treatment contemplates the realization of assets and liquidation of liabilities in the normal course of our business. We have increased our revenue but without additional capital or profitable operations our ability to operate as a going concern is uncertain. We require additional capital or profitable operations in order to continue operating over the next 12 months.

With the Company operating under existing management, and with a new board of directors to be nominated, founder Chris Bunka is stepping down as an officer and a director effective at the next Annual General Meeting expected to be held in October. Sudhir Khanna is our Executive Vice president and a director. Sang Ho Kim is the President and will be nominated as the Chairman of the board of directors. Tae Ho Kim is the Chief Executive Officer and will be nominated to the board of directors. Fred Fulcher and Robert Pollack will be nominated to the board of directors.

More than twenty corporate partnerships have been entered, including those with some of the leading security technology companies in the world. These partnerships enable the Company to offer a broader suite of products and services to potential clients and thus enhance the Company's potential for growth. Additional corporate partnerships are contemplated and additions or deletion in the list of corporate partners could occur at any time.

One of the key strategies of the company is to "own" the relationship with major enterprise-class clients in the premium IT Security space. The company is also investigation plans to acquire proprietary technology in the Network monitoring space to offer leading edge Network management services. Furthermore, the company expects to perform beta testing on a new security product, details of which will be announced if and as appropriate.

The Company notes strong revenue growth in the period ending July 31, 2002

In spite of significant challenges in many technology sectors, the Company has managed exemplary growth. Edgetech operating revenue, measured in Canadian currency, has increased by 47% from the quarter ending July 31, 2001.  For the same period, Edgetech operating losses grew by less than US$9,000.

Results to July 31, 2002 do not reflect any value to the large potential sales pipeline of IT-Security related business currently pursued and under negotiation, which management expects to begin being reflected within the next two quarters. Strong revenue growth is expected to continue for the balance of fiscal 2002.

Edgetech employs about 15 people in its Toronto and Winnipeg offices. Other persons are contracted for specific projects at any given time. The Company expects to hire additional employees or contract with consultants, primarily in the fields of marketing and sales, if and as financing is available. All existing and future positions are dependent to some degree upon our ability to raise expansion capital.

Edgetech's clients include IBM; Falconbridge; Bell Nexxia; Rogers Telecom; and, the Province of Ontario. Of the US$1.1 million in revenue in the year ending April 30, 2002, the following companies each accounted for more than 10% of Edgetech's total revenue: IBM Canada (30%); CGS (18%); Applicor (17%); and Mastech Canada (13%).

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

None

Item 3 DEFAULTS UPON SENIOR SECURITIES

None

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5 OTHER INFORMATION

None

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Not Applicable

(b) Reports on Form 8-K

Form 8-K was filed on July 31, 2002 reporting the agreement to acquire Edgetech Services Inc. and also reporting consolidated audited annual financial statements to April 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERTIFICATION OF C.E.O. AND C.F.O. PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10QSB of Secure Enterprise Solutions Inc. for the quarter ending July 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, the undersigned, in the capacity and date indicated below, hereby certifies that:

1. I have reviewed this quarterly report on Form 10-QSB of Secure Enterprise Solutions Inc.

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design of operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SECURE ENTERPRISE SOLUTIONS, INC.

Dated: September 15, 2002 Per: \s\ Tae Ho Kim

Mr. Tae Ho Kim, CEO, CFO