Form 10QSB
period 2002-10-31
SECURE ENTERPRISE SOLUTIONS INC
filed 2002-12-13
CIK 1088211

EDGETECH SERVICES INC.

(formerly Secure Enterprise Solutions Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

OCTOBER 31, 2002


EDGETECH SERVICES INC.

(formerly Secure Enterprise Solutions Inc.)

CONSOLIDATED BALANCE SHEETS

(Unaudited - Prepared by Management)

	October 31, 2002	April 30, 2002

ASSETS

Current
Cash	$ 1,829	$ 18,354
Accounts receivable	200,820	213,987
Marketable securities	1	-
Prepaid expenses	64,618	26,556
Current portion of note receivable	24,000	-

Total current assets	291,268	258,897

Capital assets (Note 4)	24,011	18,753

Investment (Note 5)	42,500	-

Note receivable	24,000	-

Other assets	2,453	415

Total assets	$ 384,232	$ 278,065

- continued -

The accompanying notes are an integral part of these consolidated financial statements.


EDGETECH SERVICES INC.

(formerly Secure Enterprise Solutions Inc.)

CONSOLIDATED BALANCE SHEETS

(Unaudited - Prepared by Management)

		October 31, 2002	April 30, 2002

Continued…

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current
Bank indebtedness		$ 65,459	$ -
Accounts payable and accrued liabilities		270,723	173,288
Current portion of capital lease obligations		2,703	6,524
Loan payable (Note 6)		1,205	3,113

Total current liabilities		340,090	182,925

Capital lease obligations (Note 7)		-	2,622

Due to related parties (Note 8)		186,490	197,220

Total liabilities		526,580	382,767

Stockholders’ deficiency
Capital stock
Authorized
50,000,000	common shares with a par value of $0.001
25,000,000	preferred shares with a par value of $0.001
Issued and outstanding
28,961,500	common shares (April 30, 2002 – 11,034,000)	28,962	64
Additional paid-in capital		186,000	-
Deficit		(357,310)	(104,766)

		(142,348)	(104,702)

Total liabilities and stockholders’ deficiency		$ 384,232	$ 278,065

The accompanying notes are an integral part of these consolidated financial statements.


EDGETECH SERVICES INC.

(formerly Secure Enterprise Solutions Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

(Unaudited - Prepared by Management)

	Three Month Period Ended October 31, 2002	Three Month Period Ended October 31, 2001	Six Month Period Ended October 31, 2002	Six Month Period Ended October 31, 2001

REVENUE	$ 294,342	$ 266,102	$ 656,830	$ 515,557

EXPENSES
Amortization	1,025	1,124	2,055	2,266
Consulting, marketing and subcontractors	286,331	198,108	693,527	400,477
Salaries and management fees	55,117	51,007	121,546	89,580
Selling, general and administration	56,168	46,731	92,246	90,341

	398,641	296,970	909,374	582,664

Net loss for the period	$ (104,299)	$ (30,868)	$ (252,544)	$ (67,107)

Basic and diluted loss per common share	$ 0.00	$ 0.00	$ (0.01)	$ 0.00

Weighted average number of
common shares outstanding	28,921,283	16,005,000	27,260,519	16,005,000

The accompanying notes are an integral part of these consolidated financial statements.


EDGETECH SERVICES INC.

(formerly Secure Enterprise Solutions Inc.)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY

(Unaudited - Prepared by Management)

	Capital Stock
	Number of Shares	Amount	Contributed Surplus	Deficit	Total

Balance at April 30, 2002	100	$ 64	$ -	$ (104,766)	$ (104,702)

Capital stock of Edgetech Services Inc.
at May 22, 2002	(100)	(64)	64	-	-

Capital stock of the Company at
May 22, 2002	11,659,000	11,659	(11,659)	-	-

Shares issued to acquire Edgetech
Services Inc.	16,005,000	16,005	80,643	-	96,648

Shares issued for finders' fee on the
acquisition of Edgetech Services Inc.	825,000	825	40,425	-	41,250

Shares issued for cash	282,500	283	48,217	-	48,500

Shares issued for services	20,000	20	2,980	-	3,000

Shares issued for settlement of debt	170,000	170	25,330	-	25,500

Loss for the period	-	-	-	(252,544)	(252,544)

Balance at October 31, 2002	28,961,500	$ 28,962	$ 186,000	$ (357,310)	$ (142,348)

The accompanying notes are an integral part of these consolidated financial statements.


EDGETECH SERVICES INC.

(formerly Secure Enterprise Solutions Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - Prepared by Management)

SIX MONTH PERIOD ENDED OCTOBER 31

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (252,544)	$ (67,107)
Items not involving cash:
Amortization	2,055	2,266
Stock issued for services	25,240	-

Changes in non-cash working capital items:
Decrease in accounts receivable	16,219	33,610
Increase in prepaid expenses	(17,905)	(11,009)
Increase (decrease) in accounts payable and accrued liabilities	95,624	(3,721)

Net cash used in operating activities	(131,311)	(45,961)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital lease obligations	(6,497)	(6,477)
Bank indebtedness	65,459	-
Issuance of capital stock	48,500	-
Due to related parties	(11,884)	(318)
Loan payable	(1,926)	36,585

Net cash provided by financing activities	93,652	29,790

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets	(1,918)	(2,597)
Cash acquired on acquisition of subsidiary	22,945	-

Net cash provided by (used in) investing activities	21,027	(2,597)

Change in cash during the period	(16,632)	(18,768)

Cash, beginning of period	18,461	(40,103)

Cash (indebtedness), end of period	$ 1,829	$ (58,871)

Supplemental disclosure with respect to cash flows:
Common shares issued for services	$ 3,000	$ -
Common shares issued for acquisition of subsidiary	96,648	-
Common shares issued for finders' fee	41,250	-
Common shares issued for settlement of debt	25,500	-

The accompanying notes are an integral part of these consolidated financial statements.


EDGETECH SERVICES INC.

(formerly Secure Enterprise Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

OCTOBER 31, 2002

1.

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated under the laws of Nevada on May 16, 1997 as Newsgurus.com, Inc., and changed its name to Secure Enterprise Solutions Inc. (the “Company”) on January 10, 2002.  Prior to the name change, the Company’s principal business consisted of providing opinion and information in the areas of money, health and lifestyles and e-commerce through the Internet.  Pursuant to resolutions by the shareholders, the Company decided to sell its media assets and move into the business of providing security services and IT solutions and services.

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

iv)

The consolidated statements of operations and cash flows include Edgetech's results of operations and cash flows for the three and six month periods ended October 31, 2002 and the Company's results of operations from May 22, 2002 (date of acquisition).  The consolidated statements of operations and cash flows for the three and six month periods ended October 31, 2001 are those of Edgetech's.

Subsequent to the acquisition, the Company changed its name to Edgetech Services Inc.


EDGETECH SERVICES INC.

(formerly Secure Enterprise Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

OCTOBER 31, 2002

1.

NATURE OF OPERATIONS AND BASIS OF PRESENTATION (cont'd…)

The accompanying unaudited consolidated financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein.  These consolidated statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended April 30, 2002.  The results of operations for the six month period ended October 31, 2002 are not necessarily indicative of the results to be expected for the year ending April 30, 2003.

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

The operations of the Company have primarily been funded by the issuance of capital stock.  Continued operations of the Company are dependent on the Company's ability to complete public equity financing or generate profitable operations in the future.  Management's plan in this regard is to secure additional funds through operations.

	October 31, 2002	April 30, 2002
	(Unaudited)

Deficit	$ (357,310)	$ (104,766)
Working capital (deficiency)	(48,822)	75,972

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


EDGETECH SERVICES INC.

(formerly Secure Enterprise Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

OCTOBER 31, 2002

3.

SIGNIFICANT ACCOUNTING POLICIES (cont'd…)

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

Loss per share

In February 1997, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 128, "Earnings Per Share". Under SFAS No. 128, basic and diluted earnings per share are to be presented.  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

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


EDGETECH SERVICES INC.

(formerly Secure Enterprise Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

OCTOBER 31, 2002

3.

SIGNIFICANT ACCOUNTING POLICIES (cont'd…)

Other assets

Intangible assets, being merchant credit rights, are amortized over 3 years on a straight line basis.

Stock-based compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion (“APB”) No. 25, "Accounting for Stock Issued to Employees."  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

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


EDGETECH SERVICES INC.

(formerly Secure Enterprise Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

OCTOBER 31, 2002

4.

CAPITAL ASSETS

	October 31, 2002			April 30, 2002
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value

Office equipment
and furniture	$ 19,562	$ 5,654	$ 13,908	$ 12,526	$ 4,765	$ 7,761
Computer equipment	30,688	20,843	9,845	30,397	19,405	10,992
Computer software	13,300	13,042	258	12,922	12,922	-
Books	3,252	3,252	-	3,241	3,241	-

	$ 66,802	$ 42,791	$ 24,011	$ 59,086	$ 40,333	$ 18,753

5.

INVESTMENT

On March 11, 2002 the Company signed a letter of intent to acquire 51% of Secured Infrastructure Design Corporation.  To date the, the Company paid $30,000 and issued 100,000 common shares pursuant to rule 144 for a 9.8% post interest, with a total value of $42,500.  Currently, there are no further plans to make any further payments or share issuances.

6.

LOAN PAYABLE

The loan is a short-term demand loan and is unsecured and non-interest bearing.

7.

CAPITAL LEASE OBLIGATIONS

The Company leases certain computer equipment under agreements that are classified as capital leases.  The future minimum lease payments required under the capital leases are as follows:

2003	$ 2,803

Total minimum payments	2,803
Less amount representing interest	(100)

2,703
Current portion	(2,703)

$ -


EDGETECH SERVICES INC.

(formerly Secure Enterprise Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

OCTOBER 31, 2002

8.

DUE TO RELATED PARTIES

The amount due to related parties is non interest bearing and is unsecured.

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

10.

RELATED PARTY TRANSACTIONS

During the period ended October 31, 2002, the Company entered into the following related party transaction:

a)

The Company accrued consulting fees of $29,750 to companies controlled by directors.

b)

Included in accounts payable is $29,750 owed to companies controlled by directors of the Company.

The amounts charged to the Company for the services provided have been determined by negotiations amongst the parties and, in certain cases, are covered by signed agreements.  These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.