Form 10QSB/A
period 2002-10-31
SECURE ENTERPRISE SOLUTIONS INC
filed 2002-12-16
CIK 1088211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2002

Commission file Number:  000-27397

EDGETECH SERVICES INC.

(formerly Secure Enterprise Solutions, Inc.)

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0204280

(I.R.S. Employer Identification Number)

18 Wynford Drive

Toronto Ontario

M3C 3S2

(Address of principal executive offices)

(416) 441-4046

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:    28,961,500 common shares as at October 31, 2002

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]


EDGETECH SERVICES INC.

(formerly Secure Enterprise Solutions, Inc.)

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets as of

October 31, 2002

Consolidated Statements of Operations for the periods ended

October 31, 2002

Consolidated Statements of Cash Flows for the periods ended

October 31, 2002

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


Plan of Operation

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this report for the three months ended Otober 31, 2002.  This report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

The Company has taken significant steps towards improving shareholder value.  A merger has been completed and the name of the Company is now Edgetech Services Inc.

Edgetech was acquired for Rule 144 restricted stock and for $66,000. 16,005,000 shares were issued to acquire 65% of Edgetech’s issued and outstanding shares. This percentage will increase to 100% when the remaining 35% of Edgetech's common shares are repurchased and returned to treasury under an existing, ongoing escrow and repurchase plan. Edgetech is paying certain of its shareholders a total of US$68,580 paid in 24 equal monthly instalments to November, 2003, such payment to complete this escrow and repurchase plan.

A finder’s fee of 825,000 restricted Rule 144 shares was paid to a third party, Mr. Richard Biscan.

The Company has no further obligations related to the Edgetech acquisition.

The Company has been integrating operations and administration systems as executive control of the Company has passed to the Edgetech team headed by brothers Tae Ho Kim and Sang Ho Kim.

The completion of the Edgetech transaction has considerably reduced the Company’s requirements for capital as compared to earlier periods. However, operating and expansion capital is required on an ongoing basis. The Company hopes to be able to procure sufficient operating funds in part due to its expanding revenue base.

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

With the Company operating under existing management, and with a new board of directors having been nominated, founder Chris Bunka has resigned as an officer and a director, as planned.  Sang Ho Kim is the President and Chairman of the board of directors. Tae Ho Kim is the Chief Executive Officer and a director. Sudhir Khanna is our Executive Vice president and a director. Fred Fulcher and Robert Pollack are directors.

More than twenty corporate partnerships have been entered, including those with some of the leading security technology companies in the world. These partnerships enable the Company to offer a broader suite of products and services to potential clients and thus enhance the Company’s potential for growth. Additional corporate partnerships are contemplated and additions or deletion in the list of corporate partners could occur at any time.

One of the key strategies of the company is to “own” the relationship with major enterprise-class clients in the premium IT Security space.  The company is also investigation plans to acquire proprietary technology in the Network monitoring space to offer leading edge Network management services.  Furthermore, the company expects to perform beta testing on a new security product, details of which will be announced if and as appropriate.

The Company notes continued revenue growth in the period ending October 31, 2002 and is working towards continuing and accelerating revenue growth as possible.

Results to October 31, 2002 reflect very little of the effort expended to the large potential sales pipeline of IT-Security related business currently pursued and under negotiation. Management hopes that these efforts will result in significant new revenue streams going forward.

The Company has taken efforts to reduce expenses and as a result employs a varying number of people in its Toronto and Winnipeg offices. Other persons are contracted for specific projects at any given time. The Company expects to hire additional employees or contract with consultants, primarily in the fields of marketing and sales, if and as corporate financing is available. All existing and future positions are dependent to some degree upon our ability to raise expansion capital.

Edgetech’s clients include IBM; Falconbridge; Bell Nexxia; Rogers Telecom; and, the Province of Ontario. Of the US$1.1 million in revenue in the year ending April 30, 2002, the following companies each accounted for more than 10% of Edgetech’s total revenue: IBM Canada (30%); CGS (18%); Applicor (17%); and Mastech Canada (13%).

The Company thanks its shareholders for their support.  Management remains dedicated towards increasing shareholder value and building what it hopes will become a leading security solutions provider.

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


PART II

OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

None

Item 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 3

DEFAULTS UPON SENIOR SECURITIES

None

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)

We held an annual general meeting on October 28, 2002.

(a)

The first matter which was voted on at our extra-ordinary general meeting was the election of the board of directors. Sudhir Khanna, Sang Ho Kim, Tae Ho Kim, Fred Fulcher and Robert Pollack were elected as directors.

(b)

Sudhir Khanna, Sang Ho Kim, Tae Ho Kim, Fred Fulcher and Robert Pollack were the management nominees for election as directors. 21,698,757 shareholder votes were cast in favor, zero against, and 3,000 shares abstaining.

The re-appointment of Davidson & Company as auditors was approved by 21,701,757 shareholder votes in favor with zero votes against and zero abstaining.

The renaming of the company to Edgetech Services was approved by 21,525,757 shareholder votes in favor; 160,000 votes against, and zero abstaining.

A new management and employee stock option plan of a total 1,500,000 options was approved by 19,435,946 shareholder votes in favor; 174,100 votes against and 21,000 shares abstaining.

(d)

Not applicable.

Item 5

OTHER INFORMATION

None

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

Not Applicable

(b)

Reports on Form 8-K

Not Applicable.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERTIFICATION OF C.E.O. AND C.F.O. PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10QSB of Secure Enterprise Solutions Inc. for the quarter ending October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, the undersigned, in the capacity and date indicated below, hereby certifies that:

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

Dated:  December 13, 2002

Per:

\s\ Tae Ho Kim

Mr. Tae Ho Kim, CEO, CFO