Form 10QSB
period 2003-01-31
EDGETECH SERVICES INC
filed 2003-03-21
CIK 1088211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003

Commission file Number:  000-27397

EDGETECH SERVICES INC.

(formerly Secure Enterprise Solutions, Inc.)

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0204280

(I.R.S. Employer Identification Number)

18 Wynford Drive

Toronto Ontario

M3C 3S2

(Address of principal executive offices)

(416) 441-4046

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:      30,989,500 common shares as of March 10, 2003

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

EDGETECH SERVICES INC.

(formerly Secure Enterprise Solutions, Inc.)

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets as of

January 31, 2003 (unaudited) and April 30, 2002 (audited)

Consolidated Statements of Operations for the three and nine-month period ended January 31, 2003 and 2002 (unaudited)

Consolidated Statements of Cash Flows for the nine-month periods ended

January 31, 2003 and 2002 (unaudited)

Consolidated Statements of Changes in Stockholders' Equity

Notes to Consolidated Financial Statements (unaudited)

Item 2

Management’s Discussion and Analysis or Plan of Operation

Item 3

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Changes in Securities and Use of Proceeds

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

EDGETECH SERVICES INC.

(formerly Secure Enterprise Solutions Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2003

EDGETECH SERVICES INC.

(formerly Secure Enterprise Solutions Inc.)

CONSOLIDATED BALANCE SHEETS

	January 31, 2003	April 30, 2002
	(Unaudited)	(Audited)

ASSETS

Current
Cash	$ 1,749	$ 18,354
Accounts receivable	198,203	213,987
Marketable securities	1	-
Prepaid expenses (Note 4)	288,826	26,556
Current portion of note receivable	24,000	-
Deferred income tax, less valuation allowance of $388,968	-	-

Total current assets	512,779	258,897

Property and equipment, net (Note 5)	22,505	18,753

Note receivable (Note 7)	24,000	-

Other assets	2,461	415

Total assets	$ 561,745	$ 278,065

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC.

(formerly Secure Enterprise Solutions Inc.)

CONSOLIDATED BALANCE SHEETS

		January 31, 2003	April 30, 2002
		(Unaudited)	(Audited)

Continued…

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current
Bank indebtedness		$ 18,071	$ -
Accounts payable and accrued liabilities		258,939	173,288
Current portion of capital lease obligations		1,346	6,524
Loan payable (Note 8)		1,227	3,113

Total current liabilities		279,583	182,925

Capital lease obligations (Note 9)		-	2,622

Due to related parties (Note 10)		213,440	197,220

Total liabilities		493,023	382,767

Stockholders’ equity (deficiency)
Common stock
Authorized
50,000,000	common shares with a par value of $0.001
25,000,000	preferred shares with a par value of $0.001
Issued and outstanding
30,556,500	common shares (April 30, 2002 – 11,034,000)	30,557	64
Additional paid-in capital		598,197	-
Cumulative translation adjustment		(5,966)	-
Deficit		(554,066)	(104,766)

Total stockholders’ equity (deficiency)		68,722	(104,702)

Total liabilities and stockholders’ equity (deficiency)		$ 561,745	$ 278,065

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC.

(formerly Secure Enterprise Solutions Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Month Period Ended January 31, 2003	Three Month Period Ended January 31, 2002	Nine Month Period Ended January 31, 2003	Nine Month Period Ended January 31, 2002

REVENUE	$ 343,257	$ 271,013	$ 1,000,392	$ 786,483

EXPENSES
Amortization	1,824	3,142	3,878	5,446
Consulting, marketing and subcontractors	347,929	148,537	1,041,089	547,727
Salaries and management fees	110,528	44,525	165,255	134,039
Selling, general and administration	43,773	35,534	196,970	125,624

	504,054	231,738	1,407,192	812,836

Net income (loss) before impairment loss	(160,797)	39,275	(406,800)	(26,353)
on investment

Impairment loss of investment	(42,500)	-	(42,500)	-

Net income (loss) before income taxes	(203,297)	39,275	(449,300)	(26,353)

Provision for income taxes	-	-	-	-

Net income (loss)	$ (203,297)	$ 39,275	$ (449,300)	$ (26,353)

Basic and diluted income (loss) per common share	$ (0.01)	$ 0.00	$ (0.02)	$ (0.00)

Weighted average number of common shares
Outstanding – basic and diluted	29,509,556	16,005,000	27,606,318	16,005,000

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC.

(formerly Secure Enterprise Solutions Inc.)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

(Unaudited)

	Common Stock
	Number of Shares	Amount	Contributed Surplus	Cumulative Translation Adjustment	Deficit	Total

Balance at April 30, 2002	100	$ 64	$ -	$ -	$ (104,766)	$ (104,702)

Common stock of Edgetech
Services, Inc. at May 22, 2002	(100)	(64)	64	-	-	-

Common stock of the Company at
May 22, 2002	11,659,000	11,659	(11,659)	-	-	-

Shares issued to acquire Edgetech
Services Inc.	16,005,000	16,005	80,643	-	-	96,648

Shares issued for finders' fee
on the acquisition of
Edgetech Services Inc.	825,000	825	40,425	-	-	41,250

Shares issued for cash	782,500	783	177,717	-	-	178,500

Shares issued for services	115,000	115	36,677	-	-	36,792

Shares issued for prepaid
Consulting	1,000,000	1,000	249,000	-	-	250,000

Shares issued for settlement
of debt	170,000	170	25,330	-	-	25,500

Translation adjustment	-	-	-	(5,966)	-	(5,966)

Net loss	-	-	-	-	(449,300)	(449,300)

Balance at January 31, 2003	30,556,500	$ 30,557	$ 598,197	$ (5,966)	$ (554,066)	$ 68,722

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC.

(formerly Secure Enterprise Solutions Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

NINE MONTH PERIOD ENDED JANUARY 31

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (449,300)	$ (26,353)
Items not affecting cash:
Amortization	3,878	5,466
Stock issued for services	79,865	-
Write-off of investment	42,500	-

Changes in non-cash working capital items:
Decrease in accounts receivable	22,342	30,153
Increase in prepaid expenses	(11,827)	(22,426)
Increase (decrease) in accounts payable and accrued liabilities	77,146	(22,102)

Net cash used in operating activities	(235,396)	(35,262)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital lease obligations	(7,877)	(6,409)
Bank indebtedness	18,071	13,464
Issuance of capital stock	178,500	-
Shares repurchased for cancellation	-	(72,084)
Due to related parties	11,236	70,968
Loan payable	(1,926)	33,317

Net cash provided by financing activities	198,004	39,256

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,917)	(3,994)
Cash acquired on acquisition of subsidiary	22,945	-

Net cash provided by (used by) investing activities	21,028	(3,994)

	(16,364)	-

Effect of exchange rate changes on cash	(241)	-

Change in cash during the period	(16,605)	-

Cash, beginning of period	18,354	-

Cash, end of period	$ 1,749	$ -

Supplemental disclosure with respect to cash flows:
Cash paid during the period for interest	$ -	$ -
Cash paid during the period for income taxes	$ -	$ -
Common shares issued for services	$ 79,865	$ -
Common shares issued for acquisition of subsidiary	$ 96,648	$ -
Common shares issued for finders' fee	$ 41,250	$ -
Common shares issued for settlement of debt	$ 25,500	$ -
Common shares issued for prepaid expenses	$ 250,000	$ -

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC.

(formerly Secure Enterprise Solutions Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2003

1.

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated under the laws of Nevada on May 16, 1997, as Newsgurus.com, Inc., and changed its name to Secure Enterprise Solutions Inc. (the “Company”) on January 10, 2002.  Prior to the name change, the Company’s principal business consisted of providing opinion and information in the areas of money, health and lifestyles and e-commerce through the Internet.  Pursuant to resolutions by the shareholders, the Company decided to sell its media assets and move into the business of providing security services and information technology (IT) solutions and services.

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

i)

Edgetech was deemed to be the purchaser and parent company for accounting purposes.  Accordingly, its net assets were included in the balance sheet at historical values.

ii)

The deemed acquisition of the Company was accounted for by the purchase method with the net assets of the Company recorded at fair market value at the date of acquisition.  At the date of acquisition the Company's net assets were $96,648.  The net assets acquired were as follows:

Cash	$ 22,945
Receivable	1,800
Prepaid expenses	20,000
Notes receivable	48,000
Capital assets	5,285
Other assets	2,036

100,066
Accounts payable and accrued liabilities	(3,418)

Net assets	$ 96,648

iii)

Historical cost financial statements presented are those of Edgetech, with equity amounts of Edgetech restated to reflect the number of shares received in the business combination.

iv)

The consolidated statements of operations and cash flows include Edgetech's results of operations and cash flows for the three and six month periods ended January 31, 2003 and the Company's results of operations from May 22, 2002 (date of acquisition).  The consolidated statements of operations and cash flows for the three and six month periods ended January 31, 2002, are those of Edgetech.

Subsequent to the acquisition, the Company changed its name to Edgetech Services Inc.

EDGETECH SERVICES INC.

(formerly Secure Enterprise Solutions Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2003

1.

NATURE OF OPERATIONS AND BASIS OF PRESENTATION (cont'd…)

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended January 31, 2003, may not necessarily be indicative of the results that may be expected for the year ended April 30, 2003.

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

The operations of the Company have primarily been funded by the issuance of common stock.  Continued operations of the Company are dependent on the Company's ability to complete public equity financing or generate profitable operations in the future.  Management's plan in this regard is to secure additional funds through operations.

	January 31, 2003	April 30, 2002
	(Unaudited)	(Audited)

Deficit	$ (554,066)	$ (104,766)
Working capital	233,196	75,972

3.

SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Secure Enterprise Solutions Inc.  Significant inter-company transactions have been eliminated upon consolidation.

Investments

Long-term investments with which the Company does not exercise any significant influence are carried at cost.  If it is determined that the value of the investment is permanently impaired, it is written down to its estimated net realizable value.

EDGETECH SERVICES INC.

(formerly Secure Enterprise Solutions Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2003

3.

SIGNIFICANT ACCOUNTING POLICIES (cont'd…)

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization.  Depreciation and amortization is recorded annually on a declining balance basis at the following annual rates:

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

EDGETECH SERVICES INC.

(formerly Secure Enterprise Solutions Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2003

4.

PREPAID EXPENSES

Prepaid expenses consist of consulting fees paid in advance of services rendered.  Included in the amount, is $229,167 (net of accumulated amortization of $20,833) related to the issuance of 1,000,000 common shares of the Company valued at $250,000.  The amount is being amortized on a straight line basis over the next twelve months as the services are rendered.  The price used to value the shares was the closing market value on the date of the commitment to issue the shares.

5.

PROPERTY AND EQUIPMENT

	January 31, 2003 (Unaudited)			April 30, 2002 (Audited)
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value

Office equipment
and furniture	$ 14,546	$ 6,229	$ 8,317	$ 12,526	$ 4,765	$ 7,761
Computer equipment	39,300	25,277	14,023	30,397	19,405	10,992
Computer software	13,552	13,387	165	12,922	12,922	-
Books	3,314	3,314	-	3,241	3,241	-

	$ 70,712	$ 48,207	$ 22,505	$ 59,086	$ 40,333	$ 18,753

6.

INVESTMENT

On March 11, 2002 the Company signed a letter of intent to acquire 51% of Secured Infrastructure Design Corporation.  To date the, the Company paid $30,000 and issued 100,000 common shares pursuant to Securities and Exchange Commission Rule 144 for a 9.8% interest, with a total value of $42,500.  During the current period, management decided not to make any further payments or share issuances.  As the Company has not generated any revenue from its investment, management has decided the full amount was impaired and charged the amount to operations.

7,

NOTE RECEIVABLE

Note receivable relates to the sale of media assets to the former shareholders of Secure Enterprise Solutions Inc.  The note is non-interest bearing, and unsecured.  The note holders have the legal option to offset any amounts owed to them by the note.

8.

LOAN PAYABLE

The loan is a short-term, unsecured demand loan and is non-interest bearing.

EDGETECH SERVICES INC.

(formerly Secure Enterprise Solutions Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

JANUARY 31, 2003

9.

CAPITAL LEASE OBLIGATIONS

The Company leases certain computer equipment under agreements that are classified as capital leases.  The future minimum lease payments required under the capital leases are as follows:

2003	$ 342
2004	1,142

Total minimum payments	1,484
Less amount representing interest	(138)

1,346
Current portion	(1,346)

$ -

10.

DUE TO RELATED PARTIES

The amount due to related parties is non-interest bearing and is unsecured.

11.

STOCK OPTIONS

The Company has a stock option plan enabling it to grant options for up to 2,800,000 common shares to directors and employees of the Company.  The exercise price of all stock options, granted under the stock option program, must be at least equal to the fair market value (subject to regulated discounts) of such common shares on the date of grant.  Proceeds received by the Company from the exercise of stock options are credited to common stock and additional paid-in capital.  Stock options granted to directors and employees of the Company generally have a term of five years and frequently vest equally over the first three years.

Following is a summary of the status of the plan during 2002 and 2001:

	Number of Shares	Weighted Average Exercise Price

Outstanding at April 30, 2002	1,060,000	$ 0.28
Granted	1,380,000	0.33
Forfeited	-	-
Exercised	-	-

Outstanding at January 31, 2003	2,440,000	$ 0.31

EDGETECH SERVICES INC.

(formerly Secure Enterprise Solutions Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2003

11.

STOCK OPTIONS (cont’d…)

Following is a summary of the status of stock options outstanding at January 31, 2003:

	Outstanding Options			Exercisable Options
Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$ 0.20	100,000	0.86	$ 0.20	100,000	$ 0.20
0.25	510,000	3.50	0.25	510,000	0.25
0.30	1,140,000	2.04	0.30	79,500	0.30
0.35	345,000	4.77	0.35	-	-
0.40	345,000	4.77	0.40	-	-

The Company has elected to follow APB Opinion No. 25 (Accounting for Stock Issued to Employees) in accounting for its employee stock options.  Accordingly, compensation cost for stock options is measured as the excess, if any, of quoted market price of the Company's stock at the date of grant over the option price.  Stock based compensation recognized during the period ended January 31, 2003 was $Nil (2002 - $Nil).  If under Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation) the Company determined compensation costs based on the fair value at the grant date for its stock options, net loss and loss per share would have been increased to the following pro-forma amounts:

	January 31, 2003	January 31, 2002

Net loss
As reported	$ (449,300)	$ (26,353)

Pro forma	$ (485,332)	$ (26,353)

Basic and diluted loss per common share
As reported	$ (0.02)	$ (0.00)

Pro forma	$ (0.02)	$ (0.00)

EDGETECH SERVICES INC.

(formerly Secure Enterprise Solutions Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2003

11.

STOCK OPTIONS (cont’d…)

The weighted average estimated fair value of stock options granted during the periods ended January 31, 2003 and 2002 were $0.10 and $Nil  per share, respectively.  These amounts were determined using the Black-Scholes option pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option.  The assumptions used in the Black-Scholes model were as follows for stock options granted:

	January 31, 2003	January 31, 2002

Risk-free interest rate	2.92%	-
Expected life of the options	5 years	-
Expected volatility	187.14%	-
Expected dividend yield	-	-

12.

COMMITMENTS

The Company entered into operating lease agreements for its current premises.  The annual lease commitments under these leases are as follows:

2003

$

28,586

2004

25,388

2005

23,865

2006

24,547

13.

RELATED PARTY TRANSACTIONS

During the period ended January 31, 2003, the Company entered into the following related party transaction:

a)

The Company accrued consulting fees of $29,750 (2002 - $Nil) to companies controlled by directors.

b)

Included in accounts payable is $29,750 owed to companies controlled by directors of the Company.

The amounts charged to the Company for the services provided have been determined by negotiations among the parties and, in certain cases, are covered by signed agreements.  These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

14.

SEGMENTED INFORMATION

The Company operates principally in Canada in one business sector, that being providing security services and IT solutions and services.

EDGETECH SERVICES INC.

(formerly Secure Enterprise Solutions Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2003

15.

SUBSEQUENT EVENTS

The following events occurred subsequent to January 31, 2003:

a)

The Company issued 604,950 common shares for proceeds of $149,738 pursuant to the exercise of options.

b)

The Company issued 28,000 common shares for consulting services.

Management’s Discussion and Analysis or Plan of Operation

The following discussion of our plan of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this report for the nine months ended January 31, 2003.  This report contains certain forward-looking statements and our future operation results could differ materially from those discussed herein.

Revenue for the third quarter ended January 31, 2003 was $343,257 an increase of 27% from the same period last year.  For the nine month ended January 31, 2003, revenue was $1,000,392, and increase of 27% from the same period last year.  The increase was primarily due to continued growth in both our IT Security Practice and our IT Outsourcing lines of business.

Consulting, marketing and subcontractors for the quarter ended January 31, 2003 was $347,929, up from $148,537 for same period of last year.  For the nine month period January 31, 2003, consulting marketing and subcontractors was $1,041,089, up from $547,727 for the same period last year.  This increase was due to increased expenditures incurred from consulting work related to creating and reorganising our corporate structure in preparation for increased expansion.  These costs are primarily one time expenses and will diminish going forward.

Net loss of the quarter was $203,297, and $449,300 for the nine month period ended January 31, 2003.  Net income for the quarter ended January 31, 2002 was $39,275 and a loss of $26,353 for the nine month period ended January 31, 2002.   The net loss for the current period included $42,500 impairment in the Company’s investment.  The increase in loss for the period is due to write down of this investment and increased cost associated with creating and implementing a corporate reorganization following our recent merger with the public company formerly known as Secure Enterprise Solutions.

Loss per share was $0.01 for the quarter ended January 31, 2003 and $0.02 for the nine month period ended January 31, 2003.  Income per share was $0.00 for the quarter ended January 31, 2002, and a loss of $0.00 per share for the nine month period ended January 31, 2002.

As of January 31, 2003, we had working capital of $233,196, which represented an increase of $157,224 as compared to the working capital position of $75972 as of April 30, 2002.  The primary reason for the increase in working capital was an increase of $262,270 in prepaid expenses.

Accounts Receivable represents 39% of current assets and continues to turn over at acceptable rates.

Our continued development is almost entirely dependent upon our receipt of additional equity funding.  Our rate of development and schedule of accomplishments will be largely influenced by the quantity of equity funding received.

On April 16, 2002, we announced our intention to acquire up to 51% of Secured Infrastructure Design Corporation (SIDC) of Tokyo, Japan, as part of the ongoing strategy of building a diversified security consulting firm.  A total of $30,000 and 100,000 shares of our common stock have been paid to SIDC to acquire a 9.8% ownership interest. No further ownership interest is contemplated at this time.  We have decided to write-off our investment in SIDC as we have received no return to date.  We will continue to focus on our core operation in North America.

We have taken significant steps towards improving shareholder value.  A merger has been completed and our name is now Edgetech Services Inc.

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

We have no further obligations related to the Edgetech acquisition.

We have been integrating operations and administration systems as executive control of the Company has passed to the Edgetech team headed by brothers Tae Ho Kim and Sang Ho Kim.  We have taken steps to settle outstanding liabilities from both the public company and the operating company.

The completion of the Edgetech transaction has considerably reduced our requirements for capital as compared to earlier periods. However, operating and expansion capital is required on an ongoing basis. We hope to be able to procure sufficient operating funds in part due to our expanding revenue base.

We remain open to additional acquisitions and mergers on an individual basis. The strategy acquires solution-focused companies at low valuations and subsequently integrates and empowers them into high value security services providers. While, we have assessed several target companies, we have not pursued any acquisitions at the present time.  No assurance is given that future mergers or acquisitions will take place.

If additional funds are raised they will be used primarily to establish sales and marketing programs; integrate technology systems; contemplate additional acquisitions; and, otherwise pursue normal business activities.

We have raised $100,000 through a private placement, which were used to offset outstanding liabilities and add to our increasing working capital requirements.  Our working capital needs have risen due to increased sales during the quarter ending January 31, 2003.

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

Operating under existing management, and with a new board of directors having been nominated, founder Chris Bunka has resigned as an officer and a director, as planned.  Sang Ho Kim is the President and Chairman of the board of directors. Tae Ho Kim is the Chief Executive Officer and a director. Sudhir Khanna has resigned as Executive Vice president and a director to pursue other interest and since he was originally with the public company, we do not anticipate any negative impact to ongoing operations. Fred Fulcher and Robert Pollack are directors.  We are presently in discussions with several potential, high profile individuals to join our board of directors.

Subsequent to our last report, we have added over ten additional “corporate partnerships” with the total now exceeding more than thirty, including those with some of the leading security technology companies in the world. These “partnerships” enable the Company to offer a broader suite of products and services to potential clients and thus enhance the Company’s potential for growth. Additional “corporate partnerships” are contemplated and additions or deletion in the list of corporate partners could occur at any time.

One of our key strategies of is to “own” the relationship with major enterprise-class clients in the premium IT Security space.  We are also investigating plans to acquire proprietary technology in the Network monitoring space to offer leading edge Network management services.  Furthermore, we expect to perform beta testing on a new security product, details of which will be announced if and as appropriate.

We continue revenue growth in the period ending January 31, 2003 and is working towards continuing and accelerating revenue growth as possible.  Furthermore, this revenue growth has come from both the newer IT Security Practice and from our IT Outsourcing Division.

We have presently engaged experienced veteran executives from Illumina Partners to execute both an acquisition and sales strategy for the future.

We have taken steps to reduce expenses. Other persons are contracted for specific projects at any given time. We expect to hire additional employees or contract with consultants, primarily in the fields of marketing and sales, if and as corporate financing is available.  All existing and future positions are dependent to some degree upon our ability to raise expansion capital.

Our clients include IBM; Falconbridge; Bell Nexxia; Rogers Telecom; and, the Province of Ontario.  Of the US$1.1 million in revenue in the year ending April 30, 2002, the following companies each accounted for more than 10% of Edgetech’s total revenue: IBM Canada (30%); CGS (18%); Applicor (17%); and Mastech Canada (13%).

Management remains dedicated towards increasing shareholder value and building what it hopes will become a leading security solutions provider.

Item 3 - Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded that our controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms are effective, based upon their evaluation of these controls and procedures as of a date within 90 days of the filing date of this Form 10-QSB.

There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and weaknesses.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Certain statements in this section and elsewhere in this quarterly report on Form 10-QSB are forward-looking in nature and relate to our plans, objectives, estimates and goals.  Words such as “expects,” “anticipates,” “intends,” “plans,” “projects,” “forecasts,” “believes,” and “estimates,” and variations of such words and similar expressions, identify such forward-looking statements.  Such statements are made pursuant to the safe harbor provisions of the private securities litigation reform act of 1995 and speak only as of the date of this report.  The statements are based on current expectations, are inherently uncertain, are subject to risks and uncertainties and should be viewed with caution.  Actual results and experience may differ materially from those expressed or implied by the forward-looking statements as a result of many factors, including, without limitation, those set forth under “business -- additional factors that may affect our business and future results” in our most recent annual report on Form 10-KSB and under “risk factors”.  We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

PART II

OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

None

Item 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 3

DEFAULTS UPON SENIOR SECURITIES

None

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5

OTHER INFORMATION

None

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

99.1

Certification of Disclosure by the Company's Chief Executive Officer and Chief Financial Officer

(b)

Reports on Form 8-K

The Company filed a Form 8K on February 27, 2003 with respect to the resignation of a director of the Company.

The Company filed a Form 8K on March 17, 2003 with respect to the change of auditors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGETECH SERVICES INC.

Dated:  March 21, 2003

Per:

/s/Tae Ho Kim

Mr. Tae Ho Kim, CEO, CFO