Form 10KSB
period 2003-04-30
EDGETECH SERVICES INC
filed 2003-07-30
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[x ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2003____________________________________

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _____________
Commission file number _000-27397_______________________________

EDGETECH SERVICES INC. (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0204280 (I.R.S. Employer Identification No.)

18 Wynford Drive, Suite 615 Toronto, Ontario, M3C 3S2 (Address of principal executive offices)	_______________________________ (Zip Code)

Issuer's telephone number (416) (441 - 4046) _________________________________________

Securities registered under Section 12(b) of the Exchange Act:

Title of each class None	Name of each exchange on which registered Over the Counter Bulletin Board ("OTC.BB") ___________________________________

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.001 Per Share (Title of class)
Preferred Stock, Par Value $0.001 Per Share (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x ]

The Issuers revenues for its fiscal year ended April 30, 2003 were $1,420,006.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $5,202,720 based upon the closing price of $0.16 per share on July 18, 2003 on the OTC.BB.

On July 18, 2003, the number of shares outstanding of the issuer's Common Stock was 32,517,000.  On July 18, 2003, there were no Preferred Stock shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ____; No __X__

Edgetech Services Inc.

Form 10-KSB

PART I

Item 1. Description of Business.

OVERVIEW

We were incorporated under the provisions of the General Corporation Act of the State of Nevada, USA on May 16, 1997 as Annex Business Resources Inc.  We became a reporting company under the US Securities and Exchange Act of 1934 on November 20, 1999. We have not undergone any bankruptcy, receivership or similar proceedings. We changed our name to NewsGurus.com, Inc, which later on changed to SETP or Secure Enterprise Solutions Inc. On December 2, 2002 we changed our name to Edgetech Services Inc. (the "Company") following our acquisition of Edgetech Services Inc on May 22, 2002. As part of the acquisition, we acquired all of the issued and outstanding capital stock of EdgeTech Services Inc., a private company incorporated under the laws of Ontario, Canada.  We issued 16,005,000 common shares to the former shareholders of EdgeTech Services Inc, and payments of $66,000. Item 6 of this Form 10-KSB goes into further detail of the acquisition. EdgeTech Services Inc. was found on July 11th, 1995 to provide innovative and effective solutions to help our clients achieve their business goals.  Edgetech Services Inc. is a Total Business Solutions Provider specializing in Information Technology (IT) Security, Enterprise Resource Planning (ERP) and Knowledge Based Systems.

PRODUCTS AND SERVICES

IT Security

Our expertise is a complete end-to-end Security services offering. Everything from detailed Security Audits to Risk Analysis and Full Solutions are offered in the Edgetech IT Security Package.

ERP

EdgeTech Services has been providing a variety of services for the global ERP market since 1995. With Technical and Functional Analysts with in-house expertise in SAP, PeopleSoft, BaaN, Oracle Applications and J.D. Edwards software packages, we have become a reliable and renowned ERP vendor to global consulting concerns and public and private "end-user" clients.

Upcoming products include Bundled Security Packages designed for Security compliance in mind. These packages will be certified by the various standard organizations to be the technical aspect in the compliance issue.

DEVELOPMENTS DURING 2003

We were successful in aligning strategic "partners" with companies such as Conterpane, Symantec, e-Eye and Top layer to name just a few. These "partners" will help in producing the Security compliance packages, which would not be complete without our technical expertise.

A number of successful conferences were presented of which each had an average attendance of 90 to 150 managers, technical experts and executives from many government and Fortune 1000 companies. Through these partnerships and marketing launches, we were able to penetrate the market areas such as the large telcos, provincial and federal governments, financial, insurance and many other organizations. Much work has been done to put in place a strong foundation to build growth in the next year.

SEASONALITY

Our business is not subject to seasonality, as companies require ongoing services throughout the year.

COMPETITION

The competitive environment includes other companies in similar business.  The IT services are highly competitive and fragmented and have low barriers to entry.  We compete with other providers of IT outsourcing. We believe that our principal competitive factors are accurate assessment of our client's requirements, timely assignment of technical consultants with appropriate skills, and the price of our services. We believe that we have a market lead on our products and services. The branding and general awareness of Edgetech in the Fortune 1000 has been in place earlier than the competition and we plan to take a good percentage of the market share in the IT Security Solutions offering.

CLIENTS

The following is a partial list of our clients:

  IBM Global Services

  Falconbridge

  Manta Corporation

  Nailor Industries

  Nortel Networks (Computer Sciences Corporation / Procomm / Mastech)

  Entology

  Internoded

  CGI Consulting, Montreal

  PlanetIntra.com

  Nextair.com

  Bell Nexia

  Rogers Telecommunication

  Bristol Myers Squibb

  CNR

  Gold Coast

  Ideas & Associates

  Fastlane

  Janna Systems

  CGS

  Ontario Hydro

  MBS

  Warner Brothers

  BMO

  Ministry of Health (Nova Scotia)

We have concentrations with respect to the volume of business conducted with several major customers.  For the years ended April 30, 2003 and 2002, we had made sales of $697,084 to IBM (2002 - $330,318), and $319,329 to LGS (2002 - $181,844), which were in excess of 10% of total sales for the years presented.

RESEARCH AND DEVELOPMENT

We spent approximately $95,000 in consulting fees to further develop its solutions during fiscal 2003.  These costs have been expensed during the current year as part of consulting expense.

EMPLOYEES

We currently employ approximately nine full time staff at the Toronto office, and four at the Winnipeg office.  We have approximately fifteen subcontractors.

Item 2. Description of Property.

We occupy office space in two locations.  Our head office is at 18 Wynford Drive, Toronto, Ontario, M3C 3S2, which has approximately 1900 square feet of office space.  We have an operating lease on the premises until December 14, 2006.  The current occupancy rate is approximately $12 per square foot.  Our second office is located at 175 Carlton Street, Winnipeg, Manitoba, R3C 3S9, which has approximately 600 square feet. We have an operating lease on the premises until March 31, 2004.  The current occupancy rate is approximately $10 per square foot.  We believe that these facilities will be adequate to meet our requirements for the foreseeable future and that suitable additional space will be available if needed. Other than described above, neither we, nor our subsidiary presently own or lease any other property or real estate.

Item 3. Legal Proceedings.

We are not party to any current or pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders through solicitation or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted and listed for trading on the OTC.BB under the symbol EDGH.  Our trading symbol changed to EDGH effective Monday, December 2, 2002 from SETP, and our name was changed from Secure Enterprise Solutions Inc. to Edgetech Services Inc. effectively on the same day.  Our new CUSIP No. 28027N 10 9.

We are fully reporting.

As of July 18, 2003 there are approximately 600 shareholders holding our issued common shares.  The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $2,996,492 as of the closing price of $0.16 per share on July 18, 2003 on the OTC.BB.  There are 3,173,150 options and warrants to purchase additional common shares of the Company.

Table No. 1 lists the high and low closing sales prices on the OTC.BB for our common shares for the last eight fiscal quarters.  The price was $0.16 on July 18, 2003.

Table No. 1

OTC.BB Stock Exchange

Fiscal Quarter Ended	High	Low
04/30/03	$1.12	$0.17
01/31/03	$0.75	$0.11
10/31/02	$0.25	$0.10
07/31/02	$0.29	$0.05

04/30/02	$0.45	$0.16
01/31/02	$0.30	$0.06
10/31/01	$0.40	$0.11
07/31/01	$0.75	$0.07

Other than described above, our shares of common stock are not and have not been listed or quoted on any other exchange or quotation system.

DIVIDENDS

There are no restrictions that limit our ability to pay dividends on our common stock.  We have not declared any dividends since incorporation and we do not anticipate do so in the foreseeable future.  Our present policy is to retain future earnings for use in our operations and expansion of its business.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operation contains "forward looking statements." Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although our management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be materially different from the expectations expressed in this Annual Report. The following discussion should be read in conjunction with the audited Consolidated Financial Statements and related Notes thereto included in Item 7.

BUSINESS COMBINATION WITH EDGETECH SERVICES INC.

On May 22, 2002, we completed the acquisition of Edgetech Services Inc, and subsequently changed our name to Edgetech Services Inc. from Secure Enterprise Solutions Inc.

As consideration for all of the common shares of Edgetech Services Inc, we paid $66,000 and issued 16,005,000 common shares to the former stockholders of Edgetech. Legally, our Company is the parent of Edgetech. However, control of the combined companies passed to the former stockholders of Edgetech. This share exchange has been accounted for as a recapitalization of our Company. The consolidated statements of operations and cash flows include Edgetech's results of operations and cash flows for the year ended April 30, 2003 and our results of operations and cash flows from May 22, 2002 (date of acquisition).  The consolidated statements of operations and cash flows for the year ended April 30, 2002 are those of Edgetech. The issued number of shares of common stock is that of our Company. The acquisition was accounted for as a recapitalization of our Company.  The value of the shares issued on the acquisition was based on the fair market value of the net assets acquired, which as of the date of acquisition was $96,648.

Edgetech is paying certain of its shareholders a total of US$68,580 paid in 24 equal monthly instalments of $US 2,857.50 per month to November, 2003.  These payments are to complete this escrow and repurchase plan.

A finder's fee of 825,000 restricted Rule 144 shares was paid to a third party, Mr. Richard Biscan.

We have no further obligations related to the Edgetech acquisition.

For the purposes of this Form 10-KSB, the continuing operations are those of the newly acquired Edgetech as presented for the years ending April 30, 2003 and 2002. Previous financial results were recorded in Canadian dollars and were converted into US dollars using the current rate method. Table No.2 shows the exchange rates used when converting Edgetech's financial statements from Canadian to US dollars.

Table No.2

Year	Average	April 30
2003	1.5396	1.4424
2002	1.5673	1.5665

RESULTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 2003 AND 2002

Revenues increased 29% to $1,420,006 during Fiscal 2003 as compared to Fiscal 2002 when revenues were $1,097,014. The increase was primarily due to continued growth in both our IT Security Practice and our IT Outsourcing lines of business. We are benefiting from strong demand for outsourced IT and security services. Current trends related to security infrastructure development are expected to continue to drive growth.

Consulting and subcontractors increased 77% to $1,351,905 during Fiscal 2003 as compared to fiscal 2002 when consulting and subcontractors were $765,080.  This increase was due to increased expenditures incurred from consulting work related to creating and reorganizing our corporate structure in preparation for increased expansion.  These costs are primarily one-time expenses and are expected to diminish going forward.

Selling, general and administration increased 68% to $298,352 during fiscal 2003 as compared to fiscal 2002 when selling, general, and administration was $177,592.  This increase was due to increased expenditures incurred from our reorganizing, and the addition of several staff members in preparation for increased expansion.

During fiscal 2003, we wrote off the balance of a note receivable in the amount of $11,750.  The note receivable relates to the sale of media assets to former shareholders of our Company.  The note was non-interest bearing and unsecured.  The note holders had the legal option to offset any amounts owed to them by the note.  During fiscal 2003, $36,250 was offset against liabilities owed to these former shareholders.  We have determined that it unlikely that the balance will be collected, and accordingly we have written off the balance to operations.

Net loss for fiscal 2003 was $556,094, and $65,119 for fiscal 2002.   The increase in loss for the year is due to increased costs associated with creating and implementing a corporate reorganization following the recent merger with the public company formerly known as Secure Enterprise Solutions Inc. During fiscal 2003 we incurred expenses that resulted from the operations of the former Secure Enterprise Solutions Inc., and to increase our sales force as well as costs to develop our existing business plan.  We anticipate these costs to decrease in the coming year.

No income taxes were payable in 2003 or in 2002, as a result of the operating losses recorded during those years. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets, and, accordingly, has not booked an income tax benefit as of April 30, 2003 and 2002. All losses incurred can be carried forward for seven years for Canadian income tax purposes and twenty years for United States income tax purposes.

Loss per share was $0.02 for fiscal 2003 and a loss of $0.01 per share for fiscal 2002.

On April 16, 2002, we announced our intention to acquire up to 51% of Secured Infrastructure Design Corporation (SIDC) of Tokyo, Japan, as part of the ongoing strategy of building a diversified security-consulting firm.  A total of $30,000 and 100,000 shares of our common stock have been paid to SIDC to acquire a 9.8% ownership interest. No further ownership interest is contemplated at this time, and we do not expect any revenues from this investment.  We have decided to write-off our investment in SIDC, which was written off prior to the acquisition of Edgetech.  We will continue to focus on our core operation in North America.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2003, we had working capital of $118,611, which represented an increase of $87,324 as compared to the working capital position of $31,287 as of April 30, 2002. The primary reason for the increase in working capital was an increase of $187,954 in prepaid expenses that relates primarily to prepaid consulting fees paid in advance of services rendered and prepaid insurance.  Included in the amount, is $166,667 (net of accumulated amortization of $83,333) related to the issuance of 1,000,000 common shares of our Company valued at $250,000.  The amount is being amortized on a straight-line basis over twelve months as the services are rendered.

Accounts Receivable represents 66% of current assets and continues to turn over at acceptable rates. 97% of the Company's assets are current and predominantly made up of receivables from AAA credit rated companies like IBM and MTS. We are currently examining several financing options and negotiating our line of credit with our banker to fund our receivables.

Cash flows used in Operating Activities for Fiscal 2003 totaled ($268,964), which was primarily due to the loss for the year.  Cash flows used in Operating Activities for Fiscal 2002 totaled ($14,916).  The increase in cash outflows from operating activities between 2003 and 2002 is primarily due to the expansion of our Company and the reorganization of our business.  These factors contributed to greater one-time expenses. Many of the consulting expenses were settled through the issuance of common stock, which is one of the reasons why the cash outflow from operations is significantly lower than our loss for the year.

Cash Flows from Fiscal 2003 Investing Activities totaled $22,733, which was attributed to the cash acquired on acquisition of Edgetech Services Inc. Cash flows from fiscal 2002 totaled  ($8,794), consisting exclusively from the purchase of property and equipment.  We are now more focused on leasing capital assets through way of operating leases, and our property and equipment expenditures have therefore decreased.

Cash Flows from financing activities for fiscal 2003 totaled $244,483, consisting primarily from issuance of capital stock of $195,613 and bank indebtedness of $109,043. Cash flows from financing activities for fiscal 2002 totaled $41,405, consisting primarily of funds advanced from related parties, and repayments of shares purchased for cancellation. The increase in cash flows from financing activities between 2003 and 2002 is primarily attributed to the cash raised from the issuance of common stock, and the increase in bank indebtedness.

Our continued development is almost entirely dependent upon our receipt of additional equity funding.  Our rate of development and schedule of accomplishments will be largely influenced by the quantity of equity funding received.

Edgetech plans to hire a number of executive sales and marketing staff to build a first class team to attack the fortune 1000 companies and apply Edgetech's organic growth strategy. Edgetech plans to raise $1,000,000 over the next 12 months to cover the costs of the additional staff and working capital requirements through funds raised by private placement and financial organizations. The Mergers and acquisition plans will not be entertained until this structure is firmly in place. The Mergers and acquisition strategy will be implemented once we have this foundation in place. The strategy acquires solution-focused companies at low valuations and subsequently integrates and empowers them into high value security services providers. While, we have assessed several target companies, we have not pursued any acquisitions at the present time.  No assurance is given that future mergers or acquisitions will take place.

We do not currently have sufficient funds to fully develop our business plans.  Our financial statements have been prepared using accounting principles generally accepted in the Unites States applicable to a going concern.  We will not remain a going concern without additional capital.  This accounting treatment contemplates the realization of assets and liquidation of liabilities in the normal course of our business.  We have increased our revenue but without additional capital or profitable operations our ability to operate as a going concern is uncertain. We require additional capital or profitable operations in order to continue operating over the next twelve months.

A number of marketing conferences are planned to be presented with our largest "partners" and to bring the awareness of Edgetech compliancy packages to our clients.

We have been integrating operations and administration systems as executive control of our Company has passed to the Edgetech team headed by brothers Tae Ho Kim and Sang Ho Kim.  We have taken steps to settle outstanding liabilities from both the public company and the operating company.

The completion of the Edgetech transaction has considerably reduced our requirements for capital as compared to earlier periods. However, operating and expansion capital is required on an ongoing basis. We hope to be able to procure sufficient operating funds in part due to our expanding revenue base.

We have raised $195,613 through a private placement of our common stock, and the exercise of stock options, which were used to offset outstanding liabilities and add to our increasing working capital requirements.  Our working capital needs have risen due to increased sales during the current year.

Operating under existing management, and with a new board of directors having been nominated, founder Chris Bunka has resigned as an officer and a director, as planned. Sang Ho Kim is the President and Chairman of the board of directors. Tae Ho Kim is the Chief Executive Officer and a director. Sudhir Khanna has resigned as Executive Vice president and a director to pursue other interests and since he was originally with the public company, we do not anticipate any negative impact to ongoing operations. Fred Fulcher and Robert Pollack are directors.  We are presently in discussions with several potential, high profile individuals to join our board of directors.

During fiscal 2003, we have added over ten additional "corporate partnerships" with the total now exceeding more than thirty, including those with some of the leading security technology companies in the world. These "partnerships" enable us to offer a broader suite of products and services to potential clients and thus enhance our potential for growth. Additional "corporate partnerships" are contemplated and additions or deletion in the list of corporate partners could occur at any time.

One of our key strategies is to "own" the relationship with major enterprise-class clients in the premium IT Security space.  We are also investigating plans to acquire proprietary technology in the Network monitoring space to offer leading edge Network management services.  Furthermore, we expect to perform beta testing on a new security product, details of which will be announced if and as appropriate.

We have taken steps to reduce expenses. Other persons are contracted for specific projects at any given time. We expect to hire additional employees or contract with consultants, primarily in the fields of marketing and sales, if and as corporate financing is available.  All existing and future positions are dependent to some degree upon our ability to raise expansion capital.

DISCUSSION OF STOCK PRICE

During the current year, the price of our stock increased to $1.12 and subsequently declined. The run up and subsequent decline can be attributed to a numbers of factors:

  Increased coverage of our sector and high expectations.

  Many shareholders from the original Secure Enterprise Solutions Inc. had free trading shares and hence they sold which contributed to the decline.  Some of the decline, however, maybe attributed to "short sellers".  Our final conclusion is "chasing" short sellers is a costly, complex effort that would be too distracting to the management of our company.  It is our goal to focus on our core expertise and build a strong business.  It is management's opinion that a strong business will serve to increase shareholder value, financial stability of our company and curb any short selling.

  Over the past six months, we have been focusing on cleaning up the debt of the former Secure Enterprise Solutions Inc. and other sundry liabilities which accounted for most of the losses over the past fiscal year.  This was done by issuance of shares for debt and from S8 shares to settlement of consulting expenses, which account for many of the expenses of our company.  This has now largely been taken care of with only a few sundry items left to settle.

  Our Company has consistently increased revenue every year since inception over the past 7 years.

  Our business has primarily been in IT Outsourcing.  Over the past year, we have moved successfully into Enterprise IT Security.   Both lines of business are expected to grow in the coming year.

  We have contracts extending into the next 24 months and have contracts booked forward equaling our past fiscal year's revenue for the next fiscal year.  Therefore, we anticipate strong growth over the next fiscal year.

Item 7. Financial Statements.

EDGETECH SERVICES INC. AND SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2003

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders

Edgetech Services Inc. and Subsidiary

(formerly Secure Enterprise Solutions Inc.)

We have audited the accompanying consolidated balance sheet of Edgetech Services, Inc. and Subsidiary (the Company) as of April 30, 2003, and the related consolidated statements of operations, stockholders' equity (deficiency in assets), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Edgetech Services Inc. and Subsidiary as of April 30, 2002, were audited by other auditors whose report dated July 26, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of Edgetech Services Inc. and Subsidiary as of April 30, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operation has used, rather than provided, cash from operations and has an accumulated deficit of $677,397. These factors, raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue operations is subject to its ability to secure additional capital to meet its obligations and to fund operations. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                 /s/ Dohan and Company, CPA's

June 13, 2003

Miami, Florida

VERNON PAIGE, Public Accountant 1300 Don Mills Road, Suite 211 Don Mills, Ontario M3B 2W6	tel: (416) 391-1681 fax: (647) 439-1504 internet: VP@VernPaige.net

Auditor's report to the shareholders and the Board of Directors of

Edgetech Services Inc.

I have audited the balance sheet of Edgetech Services Inc. as at 2002 April 30, and the statements of operations and deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States of America.  Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at 2002 April 30 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

2002 July 26

EDGETECH SERVICES INC. AND SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

CONSOLIDATED BALANCE SHEETS

APRIL 30,

	2003	2002

ASSETS

Current
Cash	$ 17,841	$ 18,354
Accounts receivable less of allowance for doubtful accounts of $10,985 (2002 - $15,404)	401,941	213,987
Prepaid expenses (Note 4)	190,152	26,556
Deferred tax asset less valuation allowance of $198,377 (2002 - $24,485) (Note 14)	-	-

Total current assets	609,934	258,897

Property and equipment (Note 5)	15,302	18,753

Other assets	451	415

Total assets	$ 625,687	$ 278,065

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. AND SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

CONSOLIDATED BALANCE SHEETS

APRIL 30,

		2003	2002

Continued...

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

Current
Bank indebtedness (Note 7)		$ 116,389	$ -
Accounts payable and accrued liabilities		283,084	173,288
Accounts payable and accrued liabilities - related parties (Note 13)		21,900	-
Current portion of capital lease obligations (Note 9)		620	6,524
Loan payable (Note 8)		-	3,113
Current portion of due to related parties (Note 10)		69,330	44,685

Total current liabilities		491,323	227,610

Capital lease obligations (Note 9)		-	2,622

Due to related parties (Note 10)		46,642	152,535

Total liabilities		537,965	382,767

Commitments and contingencies (Notes 2 and 12)

Stockholders' equity (deficiency in assets)
Capital stock (Note 11)
Authorized
50,000,000	common shares with a stated value of $0.001
25,000,000	preferred shares with a par value of $0.001
Issued and outstanding
31,334,950	common shares (2002 - 16,005,000)	31,335	16,005
Additional paid-in capital		764,443	-
Accumulated other comprehensive income (loss)		(30,659)	596
Accumulated deficit		(677,397)	(121,303)

Total stockholders' equity (deficiency in assets)		87,722	(104,702)

Total liabilities and stockholders' equity (deficiency in assets)		$ 625,687	$ 278,065

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. AND SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED APRIL 30,

	2003	2002

REVENUE	$ 1,420,006	$ 1,097,014

OPERATING EXPENSES
Consulting and subcontractors	1,351,905	765,080
Consulting and subcontractors - related party (Note 13)	46,339	-
Depreciation	4,957	8,405
Salaries and management fees	243,256	200,724
Selling, general and administration	298,352	177,592

Total operating expenses	1,944,809	1,151,801

Loss before other expenses	(524,803)	(54,787)

OTHER EXPENSES
Write-off uncollectible note receivable (Note 6)	11,750	-
Abandonment of property and equipment	5,285	-
Interest expense	14,256	10,332

Total other expenses	31,291	10,332

Loss before income taxes	(556,094)	(65,119)

Provision for income taxes	-	-

Net loss	$ (556,094)	$ (65,119)

Basic and diluted net loss per common share	$ (0.02)	$ (0.01)

Weighted average number of common shares outstanding (basic and diluted)	28,308,792	16,005,000

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. AND SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balance at April 30, 2001	17,605,500	$ 17,606	$ 56,023	$ -	$ (40,243)	$ 33,386

Shares cancelled	(1,600,500)	(1,601)	(56,023)	-	(15,941)	(73,565)

Cumulative translation adjustment	-	-	-	596	-	596

Net loss	-	-	-	-	(65,119)	(65,119)

Balance at April 30, 2002	16,005,000	16,005	-	596	(121,303)	(104,702)

Acquisition of assets of Edgetech
Services Inc.	11,659,000	11,659	84,989	-	-	96,648

Shares issued for finders' fee
on the acquisition of
Edgetech Services Inc.	825,000	825	(825)	-	-	-

Shares issued for cash	1,039,950	1,040	194,573	-	-	195,613

Shares issued for services	236,000	236	116,876	-	-	117,112

Shares issued for prepaid
consulting	1,000,000	1,000	249,000	-	-	250,000

Shares issued for settlement
of debt	570,000	570	119,830	-	-	120,400

Cumulative translation adjustment	-	-	-	(31,255)	-	(31,255)

Net loss	-	-	-	-	(556,094)	(556,094)

Balance at April 30, 2003	31,334,950	$ 31,335	$ 764,443	$ (30,659)	$ (677,397)	$ 87,722

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. AND SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED APRIL 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (556,094)	$ (65,119)
Items not affecting cash:
Depreciation	4,957	8,405
Bad debt expense	10,985	15,404
Stock issued for services and prepaid expenses	200,445	-
Write-off uncollectible note receivable	11,750	-
Abandonment of property and equipment	5,285	-

Changes in assets and liabilities:
Increase in accounts receivable	(168,041)	(47,830)
Decrease (increase) in prepaid expenses	25,066	(25,460)
Increase in accounts payable and accrued liabilities	196,683	99,684

Net cash used in operating activities	(268,964)	(14,916)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(212)	(8,794)
Cash acquired on recapitalization	22,945	-

Net cash provided by (used in) investing activities	22,733	(8,794)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness	109,043	(40,162)
Loan payable	(3,167)	(640)
Due to related parties	(48,279)	160,368
Payments on capital lease obligations	(8,727)	(6,382)
Issuance of common stock	195,613	-
Shares repurchased for cancellation	-	(71,779)

Net cash provided by financing activities	244,483	41,405

Effect of exchange rate changes on cash	1,235	659

Change in cash during the year	(513)	18,354

Cash, beginning of year	18,354	-

Cash, end of year	$ 17,841	$ 18,354

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. AND SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED APRIL 30,

	2003	2002

Continued...

Supplemental disclosure with respect to cash flows:
Common shares issued for services	$ 117,112	$ -
Common shares issued for recapitalization	96,648	-
Common shares issued for settlement of debt	120,400	-
Common shares issued for prepaid expenses	250,000	-
Interest paid	14,256	10,332
Income taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. AND SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2003

1.

HISTORY AND ORGANIZATION OF THE COMPANY

Edgetech Services Inc. and Subsidiary (formerly Secure Enterprise Solutions Inc.) (the "Company") was incorporated under the laws of Nevada on May 16, 1997, as Newsgurus.com, Inc. and changed its name to Secure Enterprise Solutions Inc. on January 10, 2002.  Subsequent to the acquisition, the Company changed its name from Secure Enterprise Solutions Inc. to Edgetech Services Inc.  Prior to the name change, the Company's principal business consisted of providing opinion and information in the areas of money, health and lifestyles and e-commerce through the Internet.  Pursuant to resolutions by the shareholders, the Company decided to sell its media assets and focus on the business of providing security consulting services and IT solutions and services.

On May 22, 2002, the Company acquired all of the issued and outstanding capital stock of Edgetech Services Inc. ("Edgetech") consisting of 100 common shares.  Edgetech specializes in IT placement outsourcing training and software development projects.  As consideration, the Company issued 16,005,000 shares of common stock and made payments of $66,000 to the former stockholders of Edgetech.  Control of the combined companies passed to the former shareholders of Edgetech.  This share exchange has been accounted for as a recapitalization of the Company.

In accounting for this transaction:

i)

The Company is considered to be the legal acquirer and Edgetech is considered to be the accounting acquirer.

ii)

The consolidated statements of operations and cash flows include Edgetech's results of operations and cash flows for the year ended April 30, 2003, and the Company's results of operations and cash flows from May 22, 2002 (date of acquisition).  The consolidated statements of operations and cash flows for the year ended April 30, 2002, are those of Edgetech.

iii)

The issued number of shares of common stock is that of the Company.

iv)

At the date of acquisition, the fair market value of the Company's net assets was $96,648, comprised as follows:

Cash	$ 22,945
Receivable	1,800
Prepaid expenses	20,000
Notes receivable	48,000
Property and equipment	5,285
Other assets	2,036

100,066
Accounts payable and accrued liabilities	(3,418)

Net assets	$ 96,648

Prior to the merger Secure Enterprise Solutions Inc.'s fiscal year ended on June 30.  In recording the business combination, Secure Enterprise Solutions Inc.'s prior period financial statements have been restated to conform with the Company's year end. The effects of conforming Secure Enterprise Solutions Inc.'s accounting policies to those of the Company were not material.

EDGETECH SERVICES INC. AND SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2003

2.

GOING CONCERN

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.  However, certain conditions noted below currently exist, which raise substantial doubt about the Company's ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the issuance of capital stock and revenue from operations.  Continued operations of the Company are dependent on the Company's ability to complete public equity financing, borrow privately,  or generate profitable operations in the future.  Management's plan in this regard is to secure additional funds through operations through equity financing and through loans made by financial institutions and stockholders of the Company.

	2003	2002
Net loss	$ (556,094)	$ (65,119)
Accumulated deficit	(677,397)	(121,303)
Working capital	118,611	31,287

3.

SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies adopted by the Company are as follows:

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  Significant inter-company transactions have been eliminated upon consolidation.

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the year.  Actual results could differ from these estimates.

Foreign currency translation

The Company's operations are substantially through a Canadian subsidiary whose functional currency is the Canadian dollar.  Assets and liabilities denominated in Canadian dollars are translated to United States dollars using the exchange rate in effect at the year end date. Revenue and expenses are translated to United States dollars using the average rate of exchange for the respective period.

Exchange gains and losses arising on this translation are excluded from the determination of income and are reported as a foreign currency translation adjustment in stockholders' equity (deficiency).

EDGETECH SERVICES INC. AND SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2003

3.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Accounts receivable

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily includes trade receivables from customers and Goods and Services Taxes receivable in Canada.   The Company estimates doubtful accounts on an item-to-item basis and includes over-aged accounts as part of allowance for doubtful accounts, which are generally ones that are ninety-days overdue.  Bad debt expense for the year ended April 30, 2003, was $10,985 (2002 - $15,404).

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation.  Depreciation is recorded annually on a declining balance basis at the following annual rates:

Office equipment and furniture	20%
Computer equipment	30%
Computer software	100%

Impairment of long-lived assets and long-lived assets to be disposed of

Long-lived assets and certain identifiable recorded intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell. At April 30, 2003 and 2002, the Company does not have any long-lived assets reported on its consolidated balance sheets.

Revenue recognition

Revenues from IT consulting services are recognized when the price is fixed or determinable, the services have been provided and ultimate collection is reasonably assured.  The Company enters into agreements with customers for a fixed price which only fluctuates when the customer requires additional work.

Stock-based compensation

The Company accounts for its stock-based compensation arrangements with employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations.  This practice is allowed under the provisions of Statements of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123").  As such, compensation expense under fixed term option plans is recorded at the date of grant only to the extent that the market value of the underlying stock at the date of grant exceeds the exercise price.  The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined, in accordance with Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".  Stock compensation expense is recognized as the stock option is earned, which is generally over the vesting period of the underlying option.

EDGETECH SERVICES INC. AND SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2003

3.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Stock-based compensation (cont'd...)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	2003	2002

Net loss, as reported	$ (556,094)	$ (65,119)

Add: Total stock-based employee compensation expense included in loss, as reported determined under APB 25, net of related tax effects	-	-

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(36,032)	-

Pro-forma net loss	$ (592,126)	$ (65,119)

Basic and diluted net loss per share, as reported	$ (0.02)	$ (0.01)

Basic and diluted net loss per share, pro-forma	$ (0.02)	$ (0.01)

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2003	2002

Expected dividend yield	-	-
Expected stock price volatility	187%	-
Risk-free interest rate	2.92%	-
Expected life of options	5 years	-

Income taxes

The Company follows the asset and liability method of accounting for income taxes.  Under this method, current income taxes are recognized for the estimated income taxes payable for the current period.  Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as the benefit of losses available to be carried forward to future years for tax purposes.

Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered and settled.  The effect on future tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.  A valuation allowance is recorded for future tax assets when it is not more likely than not that such future tax assets will be realized.

EDGETECH SERVICES INC. AND SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2003

3.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Net loss per share

Basic loss per share is computed using the weighted average number of common shares outstanding during the periods.  Diluted loss per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants outstanding during the period.  As the Company has a net loss in each of the periods presented, basic and diluted net loss per share is the same, as any exercise of the share purchase options outstanding would be anti-dilutive.

Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").  SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The statement is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date.  Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle.  Under an exception to the date at which this statement becomes effective, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this statement.

In June 2001, FASB issued Statements of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets.  The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life.  SFAS 143 is required to be adopted effective January 1, 2003.

In August 2001, FASB issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment on Disposal of Long-lived Assets" ("SFAS 144"), which supersedes Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of".  SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell.  Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.  SFAS 144 is effective for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively.

In April 2002, FASB issued Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145").  SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002.

EDGETECH SERVICES INC. AND SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2003

3.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Recent accounting pronouncements (cont'd...)

In June 2002, FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") that nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3").  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereby EITF 94-3 had recognized the liability at the commitment date to an exit plan.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.

In October 2002, FASB issued Statements of Financial Accounting Standards No. 147, "Accounting of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 44 and FASB Interpretation No. 9" ("SFAS 147").  SFAS 147 requires the application of the purchase method of accounting to all acquisitions of financial institutions, except transactions between two or more mutual enterprises.  SFAS 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002.

In December 2002, FASB issued Statements of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148").  SFAS 148 amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS 148 is effective for fiscal years ending after December 31, 2002.

In April 2003, FASB issued Statements of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149").  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities".  SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003.

In May 2003, FASB issued Statements of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150").  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

In November 2002 the FASB issued FASB Interpretation No., or FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others" ("FIN 45").  FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002.

EDGETECH SERVICES INC. AND SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2003

3.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Recent accounting pronouncements (cont'd...)

In January 2003, FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51," was issued. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both.

The adoption of these new pronouncements is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Comparative figure

Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

4.

PREPAID EXPENSES

Prepaid expenses consist of consulting fees paid in advance of services rendered and prepaid insurance.  Included in the amount, is $166,667 (net of accumulated amortization of $83,333) related to the issuance of 1,000,000 common shares of the Company valued at $250,000.  The amount is being amortized on a straight line basis over twelve months as the services are rendered.  The price used to value the shares was the closing market value on the date of the commitment to issue the shares.

5.

PROPERTY AND EQUIPMENT

	2003			2002
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Office equipment and
furniture	$ 13,848	$ 6,909	$ 6,939	$ 12,526	$ 4,765	$ 7,761
Computer equipment	33,135	24,772	8,363	30,397	19,405	10,992
Computer software	14,082	14,082	-	12,922	12,922	-

	$ 61,065	$ 45,763	$ 15,302	$ 55,845	$ 37,092	$ 18,753

EDGETECH SERVICES INC. AND SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2003

5.

PROPERTY AND EQUIPMENT (cont'd...)

Included in the net book value of computer equipment is $620 under capital leases.  Depreciation of capitalized leases is combined with total depreciation.

6.

NOTE RECEIVABLE

Note receivable relates to the sale of media assets to former shareholders of the Company during the current year.  The note was non-interest bearing and unsecured.  The note holders had the legal option to offset any amounts owed to them by the note.  During the current year, $36,250 was offset against liabilities owed to these former shareholders.  Management has determined that the remaining $11,750 would unlikely be collectible and accordingly has written-off the balance to the consolidated statements of operations.

7.

BANK INDEBTEDNESS

	2003	2002

Bank overdraft	$ 46,543	$ -
Demand loan	69,846	-

	$ 116,389	$ -

Interest on the demand loan is calculated at prime plus 2.5%.  The Company had no unutilized line-of credit as of April 30, 2003, and CDN$100,000 (US $63,800) as of April 30, 2002.

8.

LOAN PAYABLE

The loan was a short-term demand loan that was unsecured and non-interest bearing.  The balance of the loan was paid-off during the current year.

9.

CAPITAL LEASE OBLIGATIONS

The Company leases certain computer equipment under agreements that are classified as capital leases.  The future minimum lease payments required under the capital leases are as follows:

2004	$ 678

Total minimum payments	678
Less amount representing interest	(58)

620
Current portion	(620)

$ -

EDGETECH SERVICES INC. AND SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2003

10.

DUE TO RELATED PARTIES

	2003	2002

Current portion

Due to a director of the Company (CDN$50,000 (2002 - CDN$70,000)), bears interest at 20%, unsecured, due on November 15, 2003.	$ 34,665	$ 44,685

Due to a company controlled by a relative of one of the directors ((CDN$50,000) (2002 - $0), bears interest at 20%, unsecured, due on November 15, 2003.	34,665	-

	$ 69,330	$ 44,685

Long term portion

Due to directors and former directors of the Company (CDN$67,276 (2002 - CDN$97,373)), non-interest bearing, unsecured, with no specific terms of repayment but not to be repaid within the next year.	$ 46,462	$ 152,535

11.

CAPITAL STOCK

Common stock

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company' ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.  The Company's common stock has no par value.  However, for reporting purposes, the Company has assigned a per share amount of $0.001 to common stock.

Stock options

The Company has a stock option plan enabling it to grant options for up to 2,800,000 shares of common stock to directors and employees of the Company.  The exercise price of all stock options, granted under the stock option program must be at least equal to the fair market value (subject to regulated discounts) of such shares of common stock on the date of grant.  Stock options granted to directors and employees of the Company generally have a life of five years and frequently vest equally over the first three years.

EDGETECH SERVICES INC. AND SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2003

11.

CAPITAL STOCK (cont'd...)

Stock options (cont'd...)

Following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price

Outstanding at April 30, 2002 and 2001	1,060,000	$ 0.26

Granted	1,380,000	0.33

Forfeited	-	-

Exercised	(864,950)	0.24

Outstanding at April 30, 2003	1,575,050	$ 0.33

Weighted average fair value of options granted during the year	$ 0.10	-

Following is a summary of the status of stock options outstanding at April 30, 2003:

	Outstanding Options			Exercisable Options
Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$ 0.30	885,050	0.57	0.30	540,000	$ 0.30
0.35	345,000	4.50	0.35	-	-
0.40	345,000	4.50	0.40	-	-

EDGETECH SERVICES INC. AND SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2003

11.

CAPITAL STOCK (cont'd...)

Warrants

As of April 30, 2003, warrants were outstanding enabling the holders to acquire shares of common stock as follows:

Number of Shares	Exercise Price	Expiration Date

225,000	$ 1.00	November 29, 2004
100,000	1.00	November 30, 2004
148,500	1.00	December 13, 2004
118,000	1.00	January 3, 2005
147,000	1.00	February 15, 2005
860,000	1.00	February 25, 2005

12.

COMMITMENTS

The Company entered into operating lease agreements for its premises.  The annual lease commitments under these leases are as follows:

2004

$

46,106

2005

36,146

2006

33,231

2007

1,264

Rent expense for the year ended April 30, 2003, was $28,994 (2002 - $31,487).

13.

RELATED PARTY TRANSACTIONS

During the year ended April 30, 2003, the Company entered into the following related party transactions:

a)

Settled $56,150 of amounts owing to former directors of the Company through issuance of common stock and offsetting of note receivable from the former directors.

b)

Paid or accrued consulting fees of $46,339 to former directors of the Company and none for the year ended April 30, 2002.

c)

Paid $4,544 (2002 - $3,721) in interest on loans to a director and to a Company owned by a relative of a director of the Company.

Included in accounts payable is $21,900 as of April 30, 2003, owed to a Company owned by a former director of the Company.  There were none as of April 30, 2002.

EDGETECH SERVICES INC. AND SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2003

13.

RELATED PARTY TRANSACTIONS (cont'd...)

The amounts charged to the Company for the services provided have been determined by negotiations among the parties and, in certain cases, are covered by signed agreements.  These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

14.

INCOME TAXES

There was no income tax benefit attributable to losses from operations in the United States of America for the years ended April 30, 2003 and 2002.  Income taxes and differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent to pretax losses from operations as a result of the following:

	2003	2002

Computed "expected" tax benefit	$ 189,072	$ 22,141
Increase in income taxes resulting from income taxes in a higher tax jurisdiction	9,305	2,344
Change in valuation allowance	(198,377)	(24,485)

	$ -	$ -

The tax effects of temporary differences that give rise to significant portions of the future tax assets and future tax liabilities as of April 30, 2003 and 2002, are presented below:

	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$ 399,422	$ 30,987

Valuation allowance	(399,422)	(30,987)

Total deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of April 30, 2003 and 2002, was $399,422 and $30,987, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in assessing the realizability of deferred tax assets.  In order to fully realize the deferred tax asset attributable to net operating loss carryforwards, the Company will need to generate future taxable income of approximately $1,200,000 prior to the expiration of the net operating loss carryforwards.  Of the $399,422 operating loss carryforwards, $130,893 is attributable to Canada, and expires between 2004 to 2010.  The remaining $268,529 is attributable to the United States and begins to expire in 2017.

EDGETECH SERVICES INC. AND SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2003

15.

SEGMENT INFORMATION

The Company has one reportable segment, that being providing security services and IT solutions and services.  This reportable segment was determined based on the nature of the products offered.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance.  The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.  The Company operates principally in Canada.

16.

CONCENTRATIONS

Major customers

The Company has concentrations with respect to the volume of business conducted with several major customers.  For the years ended April 30, 2003,,the Company made sales of $697,084  and $319,329  to two customers which were in excess of 10% of total sales for 2003..  For the year ended April 30, 2002, the Company made sales of $330,318, $181,844, $137,071 and $111,014 to four customers which were in excess of 10% of total sales for 2002.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.  The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in Canada amongst a small number of customers.  As of April 30, 2003, two customers totalling $142,015 and $241,011 accounted for total accounts receivable greater than 10%.  At April 30, 2002, two customers totalling $117,711 and $28,343 accounted for total accounts receivable greater than 10%.  The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.  The Company's major receivables are with high quality, large corporations.

17.

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts receivable, bank indebtedness, accounts payable and accrued liabilities, loan payable, capital lease obligations and due to related parties.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying value, due to their short-term maturities or ability of prompt liquidation.

The fair value of due to related parties is not determinable as it has no repayment terms.

EDGETECH SERVICES INC.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

As previously filed on form 8-K, in March 2003, we (the "Registrant") decided to engage new auditors as our independent accountants to audit our financial statements.  Our's Board of Directors approved the change of accountants to Dohan and Company, P.A., CPA's effective on March 10, 2003.

During our recent fiscal years ended June 30, 2001 and June 30, 2000, and any subsequent interim periods preceding the change in accountants, there were no disagreements with Davidson & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.  The report on the financial statements prepared by Davidson & Company for either of the fiscal years ended June 30, 2001 and June 30, 2000, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles.  The report on the financial statements prepared by Davidson & Company for the years ended June 30, 2001 and June 30, 2000 was, however, modified as to uncertainty as the report contained a modifying paragraph with respect to our ability to continue as a going concern.

We have provided Davidson & Company with a copy of this Current Report on prior to its filing with the SEC, and requested that they furnish us with a letter addressed to the SEC stating whether they agree with the statements made in the Current Report on Form 8-K, and if not, stating the aspects with which they do not agree.  A copy of the letter provided by Davidson & Company, dated March 10, 2003, was attached to the Form 8-K as an exhibit.

We have engaged the firm of Dohan and Company, P.A., CPA's as of March 10, 2003.  In connection with the fiscal years ended June 30, 2001 and June 30, 2000 and any subsequent interim periods preceding the change in accountants, Dohan and Company, P.A., CPA's was not consulted on any matter relating to accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on our financial statements.  In connection with the fiscal years ended June 30, 2001 and June 30, 2000 and any subsequent interim periods preceding the change in accountants, Dohan and Company, P.A., CPA's did not provide any written or oral advice that was an important factor considered by it in reaching any decision as to the accounting, auditing or financial reporting issues.

EDGETECH SERVICES INC.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Our directors and executive officers as of the date of this Report are as follows:

Name	Age	Position
Tae Ho Kim	40	Chief Executive Officer
Sang Ho Kim	38	President, CFO and Chairman of our Board of Directors.
Robert Pollack	62	Director
Fred Fulcher	70	Director

Mr. Tae Ho Kim was appointed as a director in December 2002, and does not serve as director to any other company.  Mr. Kim is the CEO of Edgetech Services Inc (formerly Secure Enterprise Solutions Inc.) Since 1998 he has been a partner and co-founder of Edgetech Services Inc. From 1994-1998 Mr. Kim was a financial consultant and senior consultant at CIBC Wood Gundy Securities Inc; and from 1993-1994 a financial advisor at Midland Walwyn Capital Inc. From 1990-1993 Mr. Kim was an account officer at CIBC - Winnipeg Corporate Banking Centre. He was previously also involved in small business activities.

Tae Ho Kim offers a strong background in financial analysis through his experience in the financial industry. His operations and management experience in Edgetech Services Inc. has broadened his experience into several sectors of the technology industry and he is well-known in his industry sector.

Mr. Sang Ho Kim, B.SC, P.Eng, was appointed as a director in December 2002, and does not serve as director to any other company.  Mr Kim is the President of Edgetech Services Inc. (formerly Secure Enterprise Solutions Inc.) and co-founder of Edgetech Services Inc. Sang Ho Kim is primarily responsible for building Edgetech Services from a 3-person startup to a successful consulting practice with over 20 staff and 400% revenue growth since 1998.

From 1993 through 1998, Mr. Kim was Electronic Commerce Manager and Project Manager for Groupe Schneider Canada and Schneider Electric Canada. As such he supervised engineering and programming staff, coordinated the IT needs of varying departments, implemented Electronic Data Interfaces and more.

Sang Ho Kim earlier worked with Asea Brown Boveri Inc, Marshall Macklin Monaghan Ltd, and with Canada Wire and Cable Ltd. He has extensive skills with many different types of software and also has strong classroom facilitation and presentation abilities associated with skills training.

Mr. Robert Pollack, MBA, was appointed as a director in December 2002 and has over 30 years of business leadership in start-ups, mid-stage, and turn around companies. Many companies under his leadership have prospered in the public marketplace. Mr. Pollack is a partner in Wildwood Capital LLC, an investment bank that specializes in working with small and mid-sized companies in high growth markets.  Currently, Mr. Pollack is also serving as a Consultant-Network Security Managing Director at Continuum Partners, LLC.

EDGETECH SERVICES INC.

Mr. Pollack spent seven successful years as an independent business and technology consultant specializing in large Secure VPN & Internet Systems. He was previously President and COO of Graphics Imaging Systems where he was instrumental in taking the company from start-up to over $10 million in sales before the company was successfully sold. Mr. Pollack was a founder of Proteaon, the first high speed, router based secure fiber optic local and wider area networks approved by the National Security Agency. Under his direction, sales went from start-up to over $175 million in revenue over a six-year period. Earlier he was President & COO of Putnam Gellman, a CAD/CAM company & VP of Technology of Pioneer Systems, a large conglomerate; a founder and first President of Sci-Tex Ltd., which he grew to over $100 million in revenue; Director, New Technologies Business Development for General Electric; and Member of the Technical Staff at Bell Telephone Laboratories.

He holds an MBA from General Electric's Crotonville School of Management, Seventy-five graduate credits at the Masters level in electrical engineering & computer science from Bell Labs, and a BS from the City University of New York in Physics and Mathematics. Bob also is honorably discharged from the US Army.

Fred Fulcher, CA, CPA, was appointed as a director in December 2002, and does not serve as a director of any other company.  Mr. Fulcher has over 35 years experience with large diversified corporations in senior management positions. Since 1993 he has been a business consultant under contract to the Winnipeg Airport Authority.

His corporate business experience has included 10 years with Ford Motor Company (latterly as Operations Controller), 1.5 years with Burns Foods as Corporate Controller, and over 23 years with James Richardson & Sons Limited, a privately owned business conglomerate as VP Corporate Planning & Development.  His diversified business background has involved extensive corporate budgeting, profit planning, financial modeling, organization planning, communications and manpower planning responsibilities. This has included a strong mix of business studies, problem-solving assignments and board-level presentations

Mr. Fulcher is currently Special Consultant to the CEO, Winnipeg Airport Authority and a member of the Canadian Airports Council.

COMPOSITION OF OUR BOARD OF DIRECTORS

We currently have four directors. All directors currently hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Our officers are appointed annually by the Board of Directors and hold office until their successors are appointed and qualified. Pursuant to the Company's by-laws, the number of directors shall be increased or decreased from time to time by resolution of the Board of Directors or the shareholders.  No director or executive officer of ours has been a director or executive director of any business, which has filed a bankruptcy petition, or had a bankruptcy petition filed against it.  No director or executive officer of ours has been convicted or a criminal offence or is the subject of a pending criminal proceeding.  No director or executive officer of ours has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.  No director or officer or ours has been found by a court to have violated a federal or state securities of commodities law.

EDGETECH SERVICES INC.

COMMITTEES OF OUR BOARD OF DIRECTORS

We currently do not have any committees of our Board of Directors. The full Board of Directors fulfills the role of the Audit Committee.

DIRECTOR COMPENSATION

Directors currently do not receive cash compensation for their services as members of the Board of Directors, although members are reimbursed for expenses in connection with attendance at Board of Directors meetings and specific Company business meetings.  Directors are eligible to participate in our stock option plans. Option grants to directors are at the discretion of the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish our Company with copies of all Section 16(a) forms they file.

Our Company's officers, directors and greater than ten percent beneficial owners filed in a timely manner in accordance with Section 16(a) filing requirements.

EDGETECH SERVICES INC.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options /	All Other Compensation
		$	$	$	$	SARs (#)	$
Tae Ho Kim - CEO	2003	24,723	-	-	-	450,000 (1)	-
	2002	20,474	-	-	-		-
Sang Ho Kim - President, CFO.	2003	27,945	-	-	-	450,000 (2)	-
	2002	27,327	-	-	-		-

(1) During the current year, 600,000 stock options were granted to Tae Ho Kim, of which 150,000 were exercised at $0.25 per common share for a dollar value of $37,500. The granting of the 600,000 stock options represents 43% of the total options granted to employees during the current fiscal year.  As of April 30, 2003, 450,000 options remain outstanding for Tae Ho Kim as follows: 150,000 stock options at $0.30 per common share that vest on November 1, 2003; 150,000 stock options at $0.35 per common share that vest on November 1, 2004; and 150,000 stock options at $0.40 per common share that vest on November 1, 2005.  All of the stock options expire on November 7, 2007.  None of the options are in-the-money as of April 30, 2003 or July 18, 2003

(2) During the current year, 600,000 stock options were granted to Sang Ho Kim, of which 150,000 were exercised at $0.25 per common share for a dollar value of $37,500. The granting of the 600,000 stock options represents 43% of the total options granted to employees during the current fiscal year.  As of April 30, 2003, 450,000 options remain outstanding for Sang Ho Kim as follows: 150,000 stock options at $0.30 per common share that vest on November 1, 2003; 150,000 stock options at $0.35 per common share that vest on November 1, 2004; and 150,000 stock options at $0.40 per common share that vest on November 1, 2005.  All of the stock options expire on November 7, 2007.  None of the options are in-the-money as of April 30, 2003 or July 18, 2003.

EDGETECH SERVICES INC.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of July 18, 2003 by:

each person known by us to beneficially own 5% or more of our outstanding common stock;

        each of our directors;

        each of the Named Executive Officers; and

        all of our directors and Named Executive Officers as a group.

In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or debentures held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of July 18, 2003 are deemed outstanding.

Percentage of beneficial ownership is based upon 11,104,608 shares of common stock outstanding at July 18, 2003. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.  Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Edgetech Services Inc, 18 Wynford Drive, Suite 615, Toronto, Ontarop, M3C 3S2.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
Tae Ho Kim - CEO C/O Edgetech Services Inc.	6,155,769 $0.001 Par Value, Common Stock	(1)	19%

Sang Ho Kim - President, CFO C/O Edgetech Services Inc.	6,648,231 $0.001 Par Value, Common Stock	(2)	20%

Frederick M Fulcher - Director C/O Edgetech Services Inc,	738,692 $0.001 Par Value, Common Stock	(3)	2%

Robert Pollack - Director C/O Edgetech Services Inc.	0	(3)	0%

All directors and Named Executive Officers as a group (4 persons)	13,542,692 $0.001 Par Value, Common Stock		41%

EDGETECH SERVICES INC.

(1)

Tae Ho Kim also holds 150,000 stock options at $0.30 per common share that vest on November 1, 2003; 150,000 stock options at $0.35 per common share that vest on November 1, 2004; and 150,000 stock options at $0.40 per common share that vest on November 1, 2005.  All of the stock options expire on November 7, 2007.  These options are not included in the number of shares beneficially owned, as they cannot be acquired within 60 days of the date of this annual report. Tae Ho Kim does not hold any warrants.

(2)

Sang Ho Kim also holds 150,000 stock options at $0.30 per common share that vest on November 1, 2003; 150,000 stock options at $0.35 per common share that vest on November 1, 2004; and 150,000 stock options at $0.40 per common share that vest on November 1, 2005.  All of the stock options expire on November 7, 2007.  These options are not included in the number of shares beneficially owned, as they cannot be acquired within 60 days of the date of this annual report.  Sang Ho Kim does not hold any warrants.

(3)

These individuals do not have any stock options or warrants.

We are not aware of any arrangements, which may result in "changes in control" as that term is defined by the provisions of Item 403 (C) of Regulation S-B.

Item 12. Certain Relationships and Related Transactions.

During the year ended April 30, 2003, our Company entered into the following related party transactions:

a)

Settled $56,150 of amounts owing to directors and former directors of our Company through issuance of Common Stock and offsetting of note receivable from the directors and former directors.  These amounts included a $6,600 payable to Chris Bunka (a former director of our Company); a $24,000 settlement of a payable to Chris Bunka through an offset of a note receivable, a settlement of $13,300 with Fred Fulcher, a director of our Company; and $12,250 settlement of a payable to Sudhir Khanna (a former director of our Company) through an offset of a note receivable.

b)

Paid or accrued consulting fees of $46,339 to former directors of our Company (2002 - $Nil).  These amounts included $33,839 to Chris Bunka, and $12,500 to Sudhir Khanna.

a)

Paid $4,544 (2002 - $3,721) in interest on loans to a director and to a company owned by a relative of a director of the Company.  These amounts included $3,246 to Fred Fulcher, and $1,298 to Wesferd Management, a company controlled by a relative of Fred Fulcher.

EDGETECH SERVICES INC.

Included in accounts payable is $21,900 (2002 - $Nil) owed to a Company owned by Chris Bunka.

The amounts charged to our Company for the services provided have been determined by negotiations amongst the parties and, in certain cases, are covered by signed agreements.  These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

Due to related parties include the following:

	2003	2002

Current portion

Due to a director of the Company, Fred Fulcher (CDN$50,000 (2002 - CDN$70,000)), bears interest at 20%, unsecured, due on November 15, 2003.	$ 34,665	$ 44,685

Due to Wesferd Management, a company controlled by a relative of Fred Fulcher ((CDN$50,000) (2002 - $Nil), bears interest at 20%, unsecured, due on November 15, 2003.	34,665	-

	$ 69,330	$ 44,685

Long-term portion

Due to directors and former directors of the Company (CDN$67,276 (2002 - CDN$97,373)), non interest bearing, unsecured, with no specific terms of repayment but not to be repaid within the next year.	$ 46,462	$ 152,535

We had a Note receivable related to the sale of media assets to Chris Bunka and Sudhir Khanna, former directors of our Company.  The note was non-interest bearing and unsecured.  The note holders had the legal option to offset any amounts owed to them by the note.  During the current year, $36,250 was offset against liabilities owed to these former shareholders.  Management has determined that the remaining $11,750 would unlikely be collectible and accordingly has written-off the balance to the consolidated statements of operations.

EDGETECH SERVICES INC.

Item 13. Exhibits and Reports on Form 8-K.

(A) Exhibits

Exhibit Number	Description
3.1

Articles of Incorporation filed May 16, 1997, and amendments thereto filed August 11, 1999, as filed with the Issuer's Form 10-SB (file no. 000-27397) filed on September 21, 1999 incorporated herein by reference.

3.3	Bylaws as filed with the Issuer's Form 10-SB (file no. 000-27397) on September 21, 1999 incorporated herein by reference.
4.1	Form of Lock Up Agreement Executed by the Issuer's Shareholders as filed with the Issuer's Form 10-SB (file no.000-27397) filed on September 21, 1999, incorporated herein by reference.
10.1	Acquisition agreement between Secure Enterprise Solutions Inc and Edgetech Services Inc. on (Inserted as an exhibit at the end of the document)
10.2	Name change from Secure Enterprise Solutions Inc. to Edgetech Services Inc. (Inserted as an exhibit at the end of the document)

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002. (Inserted as an exhibit at the end of the document)
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002. (Inserted as an exhibit at the end of the document)

 (B) Reports on Form 8-K

Form 8-K filed on February 27, 2003 , reporting the resignation the directorial position of Mr. Sudhir Khanna.

Form 8-K filed on March 17, 2003, reporting the change of independent accountants from Davidson & Company, Chartered Accountants to Dohan and Company, CPA's, P.A

EDGETECH SERVICES INC.

Item 14. Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures.

The management of our Company evaluated the disclosure controls and procedures of the Company as at June 3, 2003 and found them to be operating efficiently and effectively to ensure that information required to be disclosed by our Company under the general rules and regulations promulgated under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified by rules of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our Company is accumulated and communicated to the management of our Company, including its principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b)

Changes in internal controls.

There were no significant changes in the internal controls of our Company since the date of the evaluation of our Company's controls or other factors that could significantly affect our Company's internal controls during the year ended April 30, 2003 and to the date of filing this annual report.

Item 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the current year, audit and audit-related fees were $17,000.  All other fees were $3,000.  None of the above fees were subject to audit committee pre-approval requirements.

EDGETECH SERVICES INC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Edgetech Services Inc (Registrant)

By: /S/ Tae Ho Kim, CEO

Tae Ho Kim

Date: July 28, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /S/ Tae Ho Kim, CEO

Tae Ho Kim

Date: July 28, 2003

By: /S/ Sang Ho Kim, President

Sang Ho Kim
Date : July 28, 2003

EDGETECH SERVICES INC.

CERTIFICATIONS*

I, Tae Ho Kim, certify that:

1. I have reviewed this annual report on Form 10-KSB of Edgetech Services Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 28, 2003

/S/ Tae Ho Kim

Tae Ho Kim
CEO

EDGETECH SERVICES INC.

I, Sang Ho Kim, certify that:

1. I have reviewed this annual report on Form 10-KSB of Edgetech Services Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

July 28, 2003

/S/ Sang Ho Kim

Sang Ho Kim
President

EDGETECH SERVICES INC.

Exhibits

10.1

ACQUISITION AGREEMENT

THIS AGREEMENT is made and dated for reference effective the 22nd day of May, 2002.

BETWEEN:

SECURE ENTERPRISE SOLUTIONS INC.

5774 Deadpine Drive

Kelowna, British Columbia

V1P 1A3

250-765-6424

President@SETP.com

(hereinafter referred to as "SETP")

AND:

SANG HO KIM and TAE HO KIM

C/O EDGETECH SERVICES INC.

18 Wynford Drive, Suite 615

Toronto, Ontario M3C 3S2

(hereinafter referred to as "THE KIMS")

AND:                                      EDGETECH SERVICES INC.

18 Wynford Drive, Suite 615

Toronto, Ontario  M3C 3S2

(hereinafter referred to as "ESI"

WHEREAS:

A.

SETP is a publicly traded company duly incorporated in the State of Nevada, listed on the US OTCBB exchange, trading under the symbol of "SETP", and is active in the businesses of information technology.

B.

THE KIMS are the registered and beneficial owners of fifty-two (52) shares of ESI being common shares with a par value of $1.00.

C.

Schedule A sets out the Remaining Shareholders in ESI.  THE KIMS will cause the Remaining Shareholder's shares to be sold to SETP under the terms of this Agreement.

EDGETECH SERVICES INC.

D.

ESI is a privately held corporation duly incorporated in the Province of Ontario and is an independent ISO9002 compliant consulting and information management firm focused on Project Management, Consulting, Outsourcing, and Software Development.

E.

SETP intends to purchase, and THE KIMS intend to sell, or cause to be sold, to SETP, a 100% interest in ESI with this Agreement by purchasing, in cash and common stock, all issued equity in ESI subject to the terms and conditions as noted herein.

WHEREFORE IN CONSIDERATION OF THE MUTUAL CONVENANTS CONTAINED HEREIN THE PARTIES AGREE AS FOLLOWS:

ARTICLE I - SCHEDULES

"A" - ESI shareholders of record.

"B" - The Financial Statements of ESI as at February 28, 2002.

"C" -  Proxy statements from all ESI shareholders.

ARTICLE 2 - DEFINITIONS

In this Agreement:

2.1 "Closing Date" means within 10 days from the date of an Extraordinary General Meeting of the Shareholders of SETP, such meeting to be held on or before July 30, 2002.

2.2 "ESI Shares" means all the issued and outstanding shares in the capital of ESI at the Time of Closing.

2.3 "Time of Closing" means 5 p.m. Pacific Daylight Time on the Closing Date.

2.4 "Remaining Shareholders" means those shareholders in ESI, other than THE KIMS, whose shares in ESI, when added to the shares owned by THE KIMS, total 100% of the issued and outstanding shares in ESI.

ARTICLE 3 - PURCHASED SHARES AND PURCHASE PRICE

3.1 Purchased Shares

Subject to the terms and conditions of this Agreement and based on the representations and warranties of THE KIMS AND ESI set forth in this Agreement, on the Closing Date, THE KIMS will sell, assign and transfer, or cause to be transferred, to SETP all of the shares in ESI for a total acquisition price of US$891,000 by way of issuance of 16,500,000 shares in the common stock of SETP at a deemed price of US$0.05 per share to be issued from Treasury  and US$66,000 in cash (collectively the Purchase Price).

EDGETECH SERVICES INC.

3.2 Deposit

THE KIMS AND ESI acknowledge that SETP has already paid to them a deposit in the amount of  US $66,000 (the Deposit) which will form part of the Purchase Price on closing.  If the transactions in this Agreement are not completed on the Closing Date, or some other date as mutually agreed, then in exchange for the Deposit paid to THE KIMS and ESI will forthwith deliver to SETP 5% (five percent) of the issued and outstanding shares of ESI as of March 30, 2002

3.3 Payment to the Vendor on Closing

On the Closing Date, SETP will deliver the 16,500,000 shares in the common stock of SETP as follows:

To THE KIMS and any shareholders of record, 16,005,000 common shares in SETP and to Richard Biscan, 825,000 common shares of SETP as a finder's fee.

ARTICLE 4 - OFFICERS AND DIRECTORS

Following the completion of the transactions in this Agreement the officers and directors of SETP will resign in favour of the following appointees, such resignations to be effective as at the Closing Date and subject to all applicable regulatory approval, as required:

a)

Chris Bunka as Director and Vice President of SETP.

b)

Sudhir Khanna as Director and Vice President of SETP.

c)

Tae Ho Kim as Director and Chief Executive Officer of SETP.

d)

Sang Ho Kim as Chairman of the Board and President of SETP

e)

Fred Fulcher as Director of SETP.

f)

Salaries and remuneration of executive officers shall be made and modified only with consent of a majority of the board and shall remain for each person at their current respective levels in their existing respective positions, at a minimum until such time as SETP has completed an equity financing of us$500,000 or more.

g)

The parties agree that from the first US $1million in financing raised 20% ($200,000.00) shall be budgeted for marketing and IR with Chris Bunka responsible for administration.

EDGETECH SERVICES INC.

h)

SETP agrees to pay capital gains taxes of the ETS shareholders of record up to a pro-rata maximum of US$100,000 in the event that such taxes become payable.

ARTICLE 5

CONDITIONS PRECEDENT

Payment of the Purchase Price shall be made subject to prior satisfaction and performance of the following Conditions Precedent which are the exclusive benefit of SETP and which may be waived in whole or in part in writing by SETP.

5.1

SETP shall be entitled to make such investigations of the financial position of ESI and its business, property, assets, officers, key management and such other matters in relation to the investment contemplated herein as SETP's management deem advisable so as to satisfy themselves as to the financial position, future profitability, business prospects, property, assets and other matters of ESI, such investigation to be to the satisfaction of SETP, in their sole discretion.

5.2

There shall have been no material adverse change in the market or business or affairs of ESI, in the sole opinion of SETP.

ARTICLE 6

WARRANTIES, REPRESENTATIONS

AND COVENANTS BY THE KIMS AND ESI

6.1

In order to induce SETP to enter into and consummate this Agreement, ESI and THE KIMS hereby warrant to, represent to and covenant with SETP, with the intent that SETP will rely thereon in entering into this Agreement and in concluding the transactions contemplated herein, that, to the best of the knowledge, information and belief of  ESI and THE KIMS, after having made due inquiry:

a)

ESI is the sole registered and beneficial owner of all of its existing assets without claim or interest by any other party.

b)

The authorized capital of ESI is unlimited with a par value of $1.00 per share, of which only sixty-five (65) ESI Shares outstanding.

c)

ESI holds all of the assets free and clear of all liens, charges and claims of others and will not transfer, directly or indirectly, any part thereof without SETP's written permission; excluding transfers to JV partners and subsidiaries.

d)

ESI's Technology and assets may include patents, business plans, market studies, software prototypes, trademarks, URLs, and rights; and have been duly and validly established or acquired pursuant to applicable law, all interest therein of the Shareholders has been duly transferred to ESI, and there are no challenges or objections to ESI's right, title, ownership, or registration;

EDGETECH SERVICES INC.

e)

there is no adverse claim or challenge against or to the ownership of or title to any of the assets nor to the best of the knowledge, information and belief of THE KIMS, after making due inquiry, is there any basis for any potential claim or challenge, and there are no outstanding or potential Agreements or options to acquire any interest in the assets;

f)

ESI is duly incorporated under the laws of Ontario, is not a reporting company and is validly existing and in good standing with respect to all filings required by the applicable corporate laws and regulatory authorities;

g)

ESI has the requisite power, authority and capacity to own and use all of its business assets, to carry on the business as presently conducted by it, and to conduct the business contemplated by this Agreement;

h)

ESI holds all licenses and permits required for the conduct in the ordinary course of the operations of its businesses and for the uses to which its business assets have been put and are in good standing, and such conduct and uses are in compliance with all laws, zoning and other by-laws, building and other restrictions, rules, regulations and ordinances applicable to ESI and neither the execution and delivery of this Agreement nor the completion of the transactions contemplated hereby will give any person the right to terminate or cancel any license or permit or affect such compliance;

i)

The Financial Statements of ESI (attached as Schedule B) are true and correct in every material respect and present fairly the assets, liabilities and financial position of the company as at February 28, 2002 and the results of its operations to that date, in accordance with generally accepted accounting principles applied on a basis consistent with that of the previous year.

j)

Since February 28 , 2002:

1.

there has not been any material adverse change in the financial position or condition of the Company or any damage, loss or other change in circumstances materially affecting the Business or property of the Company or its right or capacity to carry on business;

2.

the Company has not waived or surrendered any right of material value;

3.

the Business of the Company has been carried on in the ordinary course

EDGETECH SERVICES INC.

k)

Attached to this document as Schedule "A" ESI has provided an official record of shareholders that together represent 100% ownership of ESI.

l)

THE KIMS own the Shares of ESI as legal and beneficial owners, free and clear of all liens, claims charges and encumbrances.  The Vendor has due and sufficient right and authority to enter into this Agreement on the terms and conditions set forth in this Agreement and to transfer the legal and beneficial title to and ownership of the shares of ESI to SETP.

m)

ESI and THE KIMS will take all steps necessary to have the Remaining Shareholders (See Schedule A) transfer their shares in ESI to SETP for a pro rata portion of the Purchase Price.

n)

All shares delivered under this Agreement, totaling 100% of the issued and outstanding shares of ESI, will be delivered free and clear of any encumbrances, interests, claims, hypothecations or liens.

o)

there are no claims of any nature whatsoever affecting the rights of ESI to conducting its business or any impedance to the use thereof;

p)

this Agreement constitutes a legal, valid and binding obligation of ESI enforceable against ESI in accordance with its terms, except as enforcement may be limited by laws of general application affecting the rights of creditors;

q)

neither the Shareholders nor ESI are aware of any court order which restricts or prevents the transfer of the ESI shares;

q)

there are no material liabilities, contingent or otherwise, existing on the date hereof in respect of which ESI may be liable on or after the completion of the transactions contemplated by this Agreement outside of the existing ESI operating budget.

r)

there is no basis for and there are no actions, suits, judgments, investigations or proceedings outstanding or pending or, to the best of the knowledge, information and belief of THE KIMS, after making due inquiry, threatened against or affecting ESI at law or in equity or before or by any federal, state, provincial,  municipal or other governmental department, commission, board, bureau or agency;

a)

ESI is not in breach of any laws, ordinances, statutes, regulations, by-laws, orders or decrees to which it is subject or which applies to it;

b)

there are no pension, profit sharing, group insurance or similar plans or other deferred compensation plans affecting ESI;

EDGETECH SERVICES INC.

c)

On the Closing Date SETP will receive 100% of the issued and outstanding shares in ESI and there will be no outstanding agreements by ESI to grant options, warrants or any other form of equity interest in ESI.

d)

the directors and officers of ESI are as follows:

Name                                        Position

Tae Ho Kim                              Vice President, Director

Sang-Ho Kim                            President, Director

e)

ESI AGREES TO ADVISE SETP OF ANY MATERIAL CHANGE IN THE AFFAIRS OF ESI BEFORE THE CLOSING DATE.

f)

ESI SHALL COMPLY WITH ALL LAWS, WHETHER FEDERAL, PROVINCIAL OR STATE.

ARTICLE 7

REPRESENTATIONS AND WARRANTIES OF SETP

7.1

SETP is duly incorporated under the laws of Nevada, is a reporting company and is validly existing and in good standing with respect to all filings required by the applicable corporate laws and regulatory authorities;

7.2

SETP has the requisite power, authority and capacity to own and use all of its business assets, to carry on the business as presently conducted by it, and to conduct the business contemplated by this Agreement;

7.3

The authorized capital of SETP is fifty million (50,000,000) common shares and twenty-five million (25,000,000) preferred shares, of which 11,236,000 common shares are issued and outstanding as of May 15, 2002; and of which zero preferred shares (0) are issued and outstanding.

ARTICLE 8

ARBITRATION

8.1

Matters for Mediation and Arbitration.   The Parties agree that all questions or matters in dispute with respect to this Agreement shall be submitted first to mediation and if necessary to arbitration pursuant to the terms hereof in the Province of British Columbia.

8.2

Notice.   It shall be a condition precedent to the right of any Party to submit any matter to arbitration pursuant to the provisions hereof, that any Party intending to refer any matter to arbitration shall have given not less than ten (10) calendar days' prior written notice of its intention to do so to the other Party together with particulars of the matter in dispute.  On the expiration of such ten days the Party who gave such notice may proceed to refer the dispute to arbitration as provided in section 8.3 herein below.

EDGETECH SERVICES INC.

8.3

Appointments.   The Party desiring arbitration shall appoint one arbitrator, and shall notify the other Party of such appointment, and the other Party shall, within 15 calendar days after receiving such notice, appoint an arbitrator, and the two arbitrators so named, before proceeding to act, shall, within 30 calendar days of the appointment of the last appointed arbitrator, unanimously agree on the appointment of a third arbitrator, to act with them and be chairman of the arbitration herein provided for.  If the other Party shall fail to appoint an arbitrator within 15 calendar days after receiving notice of the appointment of the first arbitrator, and if the two arbitrators appointed by the Parties shall be unable to agree on the appointment of the chairman, the chairman shall be appointed under the provisions of the Commercial Arbitration Act of the Province of British Columbia (the "Arbitration Act").  Except as specifically otherwise provided in this section, the arbitration herein provided for shall be conducted in accordance with such Arbitration Act.  The chairman, or in the case where only one arbitrator is appointed, the single arbitrator, shall fix a time and place for the purpose of hearing the evidence and representations of the Parties, and he shall preside over the arbitration and determine all questions of procedure not provided for under such Arbitration Act or this section.  After hearing any evidence and representations that the Parties may submit, the single arbitrator, or the arbitrators, as the case may be, shall make an award and reduce the same to writing, and deliver one copy thereof to each of the Parties.  The expense of the arbitration shall be paid as specified in the award.

8.4

Award.   The Parties agree that the award of a majority of the arbitrators, or in the case of a single arbitrator, of such arbitrator, shall be final and binding upon each of them.

ARTICLE 9

DEFAULT AND TERMINATION

9.1

Default.   The Parties hereto agree that if either of the Parties is in default with respect to any of the provisions of this Agreement (hereinafter referred to as the "Defaulting Party"), the non-defaulting Party (hereinafter referred to as the "Non-Defaulting Party") shall give notice to the Defaulting Party designating such default, and within thirty (30) business days after its receipt of such notice, the Defaulting Party shall either:

(a)

cure such default, or diligently commence proceedings to cure such default and prosecute the same to completion without undue delay, with notice to the Non-Defaulting Party of the procedures it has instigated to cure; or

(b)

give the Non-Defaulting Party notice that it denies that such default has occurred and that it is submitting the question to mediation as herein provided.

If default is not addressed appropriately in the form required by (a) above, or cured within 30 days of an arbitration finding of default, then the Non-Defaulting Party may terminate this Agreement at any time, without prejudice to any claims it may have for an accounting or damages.

EDGETECH SERVICES INC.

ARTICLE 10

LAPSING DATE

10.1

In the event that the transaction contemplated herein has not been closed on or before August 15, 2002, or such other date as mutually agreed to by SETP and THE KIMS ("Lapsing Date"), then this Agreement will be null and void.

ARTICLE 11

CONDITIONAL OFFER

11.1

It is understood and agreed that this is a Conditional Offer and cannot be binding upon SETP without the approval of the shareholders of SETP.

ARTICLE 12

CONFIDENTIALITY, FORCE MAJEURE, EVENTS, AND NOTICE

12.1

Confidential Information.   Each Party acknowledges that any and all information that a Party may obtain from, or have disclosed to it, about the other Party constitutes valuable trade secrets and proprietary confidential information of the other Party (collectively, the "Confidential Information").  No such Confidential Information shall be published by any Party without the prior written consent of the other Party hereto, however, such consent in respect of the reporting of factual data shall not be unreasonably withheld, and shall not be withheld in respect of information required to be publicly disclosed pursuant to applicable securities or corporation laws.   Furthermore, each Party hereto undertakes not to disclose the Confidential Information to any third party without the prior written approval of the other Party hereto and to ensure that any third party to whom the Confidential Information is disclosed shall execute an Agreement and undertaking on the same terms as contained herein.

12.2

Impact of Breach of Confidentiality.   The Parties hereto acknowledge that the Confidential Information is important to the respective businesses of each of the Parties hereto and that, in the event of disclosure of the Confidential Information, except as authorized hereunder, the damage to each of the Parties hereto, or to either of them, may be irreparable.  For the purposes of the foregoing sections the Parties hereto recognize and hereby agrees that a breach by any of the Parties of any of the covenants therein contained would result in irreparable harm and significant damage to each of the other Parties hereto that would not be adequately compensated for by monetary award.  Accordingly, the Parties hereto agree that in the event of any such breach, in addition to being entitled as a matter of right to apply to a court of competent equitable jurisdiction for relief by way of restraining order, injunction, decree or otherwise as may be appropriate to ensure compliance with the provisions hereof, any such Party will also be liable to the other Party, as liquidated damages, for an amount equal to the amount received and earned by such Party as a result of and with respect to any such breach.  The Parties hereto also acknowledge and agree that if any of the aforesaid restrictions, activities, obligations or periods are considered by a court of competent jurisdiction as being unreasonable, the Parties agree that said court shall have authority to limit such restrictions, activities or periods as the court deems proper in the circumstances.   In addition, the Parties hereto further acknowledge and agree that all restrictions or obligations in this Agreement are necessary and fundamental to the protection of the respective businesses of each of the Parties hereto and are reasonable and valid, and all defenses to the strict enforcement thereof by either of the Parties hereto are hereby waived by the other Parties.

EDGETECH SERVICES INC.

12.3

Events.   If any Party hereto is at any time prevented or delayed in complying with any provisions of this Agreement by reason of strikes, walk-outs, labour shortages, power shortages, fires, wars, acts of God, earthquakes, storms, floods, explosions, accidents, protests or demonstrations by environmental lobbyists or native rights groups, delays in transportation, breakdown of machinery, inability to obtain necessary materials in the open market, unavailability of equipment, governmental regulations restricting normal operations, shipping delays or any other reason or reasons beyond the control of that Party, then the time limited for the performance by that Party of its respective obligations hereunder shall be extended by a period of time equal in length to the period of each such prevention or delay.

12.4

Notice.   A Party shall, within seven calendar days, give notice to the other Party of each event of force majeure  and upon cessation of such event shall furnish the other Party with notice of that event together with particulars of the number of days by which the obligations of that Party hereunder have been extended by virtue of such event of force majeure and all preceding events of force majeure.

12.5

Funds.   All funds referred to in this Agreement are quoted in U.S. Dollars, unless otherwise stated.

12.6

Prior approval.  Where required, this Agreement is subject to the approval of any  securities administrators having jurisdiction over the Parties hereto, and is subject to both SETP and ESI shareholder approval.

EDGETECH SERVICES INC.

ACCEPTANCE

This agreement, when signed, shall be a binding contract and shall remain in effect, subject to the terms hereof until the Lapsing Date.

ACCEPTED this 22nd day of May, 2002

Edgetech Services Inc.

Per:

Per:

Sang Ho Kim

Tae Ho Kim

President and CEO

Vice President

   /S/ Sang Ho-Kim

             /S/ Tae Ho-Kim

Title:  President and CEO

Title: Vice President

Secure Enterprise Solutions Inc.

Per:

Per:

Chris Bunka

Sudhir Khanna

President and CEO

Vice President

   /S/ Chris Bunka

/S/ Sudhir Khanna

Title: President and CEO

Vice President and Director

Per:

 /S/ Sang Ho-Kim

/S/ Tae Ho-Kim

Mr. Sang Ho Kim,

Mr. Tae Ho Kim,

ESI Shareholder

ESI Shareholder

EDGETECH SERVICES INC.

Schedule A

ESI Shareholders of Record as at May 21, 2002

Name of Shareholder	ESI Shares Held

Sang Ho Kim	27
Tae Ho Kim	25
Fred Fulcher	3

Peter Faiz	3
Olympia Capital Corp.	1
Eleanor Arnold	1
Wesferd Enterprises Ltd.	1
Little Laminator Inc.	1
Donald George	1

Russ Mutcher	0.5
John Gemmill	0.5
Aleck Fedorkiw	0.333333333
Ted Miller	0.333333333
Debbie Jenkins	0.333333333

EDGETECH SERVICES INC.

10.2

CERTIFICATE OF AMENDMENT

TO THE ARTICLES OF INCORPORATION OF

SECURE ENTERPRISE SOLUTIONS INC.

*****

Pursuant to the provisions of the Nevada Revised Statutes, SECURE ENTERPRISE SOLUTIONS INC., a Nevada Corporation, adopts the following amendment to its Articles of Incorporation:

1.

The undersigned hereby certify that on the 28th day of October, 2002, an Annual General Meeting was duly held and convened at which there was present a quorum of the Board of Directors acting throughout all proceedings, and at which time the following resolution was duly adopted by the Board of Directors:

BE IT RESOLVED: That the Secretary of the corporation is hereby ordered and directed to obtain the written consent of stockholders owning at least a majority of the voting power of the outstanding stock of the corporation for the following purpose:

To amend Article One to provide that the name of the corporation shall be changed from SECURE ENTERPRISE SOLUTIONS INC. to EDGETECH SERVICES INC.

2.

Pursuant to the provisions of the Nevada Revised Statutes, a majority of the stockholders holding 21,525,757 shares of the 28,861,500 shares outstanding of SECURE ENTERPRISE SOLUTIONS INC. gave their written consent to the adoption of the Amendment to Article One of the Articles of Incorporation as follows:

        ARTICLE ONE.        [NAME].        The name of the corporation is:

EDGETECH SERVICES INC.

IN WITNESS WHEREOF, the undersigned being the President and Secretary of SECURE ENTERPRISE SOLUTIONS INC., a Nevada Corporation, hereunto affixed their signatures this 30th day of October, 2002.

EDGETECH SERVICES INC.

SECURE ENTERPRISE SOLUTIONS INC

By /S/ Sang Ho-Kim

Sang Ho-Kim, President, CFO

By /S/ Sudhir Khanna

Sudhir Khanna, Secretary

EDGETECH SERVICES INC.

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-KSB of Edgetech Services Inc. Inc. (the "Company") for the year ended April 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tae Ho Kim, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The information contained in the Report fairly present, in all material respects, the financial condition and results of operations of the Company.

/s/ Tae Ho Kim

--------------------

Tae Ho Kim

Chief Executive Officer

July 25, 2003

EDGETECH SERVICES INC.

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-KSB of Edgetech Services Inc. Inc. (the "Company") for the year ended April 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tae Ho Kim, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The information contained in the Report fairly present, in all material respects, the financial condition and results of operations of the Company.

/s/ Sang Ho Kim

--------------------

Sang Ho Kim

President

July 28, 2003