Form 10KSB
period 2003-07-31
EDGETECH SERVICES INC
filed 2003-09-15
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2003____________________________________

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _______________________ to _____________
Commission file number _000-27397_______________________________

EDGETECH SERVICES INC. (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0204280 (I.R.S. Employer Identification No.)

18 Wynford Drive, Suite 615 Toronto, Ontario, M3C 3S2 (Address of principal executive offices)	_______________________________ (Zip Code)

Issuer's telephone number (416) 441 - 4046

Securities registered under Section 12(b) of the Exchange Act:

Title of each class None	Name of each exchange on which registered Over the Counter Bulletin Board (“OTC.BB”) ___________________________________

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.001 Per Share (Title of class)
Preferred Stock, Par Value $0.001 Per Share (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x ] Yes [ ] No

On September 12, 2003, the number of shares outstanding of the issuer’s Common Stock was 33,636,000.  On September 12, 2003, there were no Preferred Stock shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ____; No __X__

Edgetech Services Inc.

Form 10-QSB

PART I

Item 1. Financial Statements

EDGETECH SERVICES INC. & SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2003

EDGETECH SERVICES INC. & SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

CONSOLIDATED BALANCE SHEETS

	July 31, 2003	April 30, 2003
	(Unaudited)	(Audited)

ASSETS

Current
Cash	$ 52,254	$ 17,841
Accounts receivable less allowance for doubtful accounts of $Nil (April 30, 2003 - $10,985)	384,838	401,941
Prepaid expenses (Note 4)	119,369	190,152

Total current assets	556,461	609,934

Property and equipment (Note 5)	14,747	15,302

Other assets	464	451

Total assets	$ 571,672	$ 625,687

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. & SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

CONSOLIDATED BALANCE SHEETS

		July 31, 2003	April 30, 2003
		(Unaudited)	(Audited)

Continued…

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Bank indebtedness		$ -	$ 116,389
Accounts payable and accrued liabilities – related parties (Note 11)		259,086	283,084
Accounts payable and accrued liabilities		21,900	21,900
Loan payable (Note 6)		12,200	-
Current portion of capital lease obligations (Note 7)		482	620
Current portion of due to related parties		35,679	69,330

Total current liabilities		329,347	491,323

Due to related parties (Note 8)		38,426	46,642

Total liabilities		367,773	537,965

Commitments and contingencies (Notes 2 and 10)

Stockholders’ equity
Capital stock (Note 9)
Authorized
50,000,000	common shares with a par value of $0.001
25,000,000	preferred shares with a par value of $0.001
Issued and outstanding
32,801,950	common shares (April 30, 2003 – 31,334,950)	32,802	31,335
Additional paid-in capital		1,024,076	764,443
Accumulated other comprehensive loss		(32,083)	(30,659)
Accumulated deficit		(820,896)	(677,397)

Total stockholders’ equity		203,899	87,722

Total liabilities and stockholders’ equity		$ 571,672	$ 625,687

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. & SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Month Period Ended July 31, 2003	Three Month Period Ended July 31, 2002

REVENUE	$ 530,917	$ 357,422

EXPENSES
Amortization	1,024	1,016
Consulting and subcontractors	533,345	403,014
Salaries and management fees	71,660	65,639
Selling, general and administration	63,037	35,998

	669,066	505,667

Net loss before other expense	(138,149)	(148,245)

OTHER EXPENSE
Interest expense	5,350	-

Loss before income taxes	(143,499)	(148,245)

Provision for income taxes	-	-

Net loss for the period	$ (143,499)	$ (148,245)

Basic and diluted net loss per share	$ (0.01)	$ (0.01)

Weighted average number of shares outstanding (basic and diluted)	31,503,958	24,391,828

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. & SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Capital Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance at April 30, 2003	31,334,950	$ 31,335	$ 764,443	$ (30,659)	$ (677,397)	$ 87,722

Shares issued for cash	120,000	120	35,880	-	-	36,000

Shares issued for services	727,000	727	127,723	-	-	128,450

Shares issued for settlement
of debt	620,000	620	96,030	-	-	96,650

Translation adjustment	-	-	-	(1,424)	-	(1,424)

Loss for the period	-	-	-	-	(143,499)	(143,499)

Balance at July 31, 2003	32,801,950	$ 32,802	$ 1,024,076	$ (32,083)	$ (820,896)	$ 203,899

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. & SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Month Period Ended July 31, 2003	Three Month Period Ended July 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (143,499)	$ (148,245)
Items not affecting cash:
Amortization	1,024	1,016
Stock issued for services and prepaid expenses	190,950	25,240

Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	29,467	(23,232)
(Increase) decrease in prepaid expenses	9,158	(10,161)
Increase (decrease) in accounts payable and accrued liabilities	(32,084)	26,675

Net cash provided by (used in) operating activities	55,016	(128,707)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(160)	(5,450)
Bank indebtedness	(122,325)	73,180
Issuance of capital stock	36,000	28,500
Due to related parties	(46,218)	(4,821)
Loan payable	112,395	(1,269)

Net cash provided by (used in) financing activities	(20,308)	90,140

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets	-	(226)
Cash acquired on recapitalization	-	22,945

Net cash provided by investing activities	-	22,719

Effect of exchange rate changes on cash	(295)	-

Change in cash during the period	34,413	(15,848)

Cash, beginning of period	17,841	18,354

Cash, end of period	$ 52,254	$ 2,506

Supplemental disclosure with respect to cash flows:
Common shares issued for services	$ 128,450	$ 3,000
Common shares issued for recapitalization	$ -	$ 96,648
Common shares issued for finders' fee	$ -	$ 41,250
Common shares issued for settlement of debt	$ 96,650	$ 25,500
Amortization of prepaid expenses	$ 62,500	$ -
Interest paid	$ 5,350	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. & SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2003

1.

HISTORY AND ORGANIZATION OF THE COMPANY

Edgetech Services Inc. and Subsidiary (formerly Secure Enterprise Solutions Inc.) (the “Company”) was incorporated under the laws of Nevada on May 16, 1997 as Newsgurus.com, Inc. and changed its name to Secure Enterprise Solutions Inc. on January 10, 2002.  Subsequent to the acquisition, the Company changed its name from Secure Enterprise Solutions Inc. to Edgetech Services Inc.  Prior to the name change, the Company’s principal business consisted of providing opinion and information in the areas of money, health and lifestyles and e-commerce through the Internet.  Pursuant to resolutions by the shareholders, the Company decided to sell its media assets and focus on the business of providing security consulting services and IT solutions and services.

On May 22, 2002, the Company acquired all of the issued and outstanding capital stock of Edgetech Services Inc. ("Edgetech") consisting of 100 common shares.  Edgetech specializes in IT placement outsourcing training and software development projects.  As consideration, the Company issued 16,005,000 shares of common stock and made payments of $66,000 to the former stockholders of Edgetech.  Control of the combined companies passed to the former shareholders of Edgetech.  This type of share exchange has been accounted for as a recapitalization of the Company.

In accounting for this transaction:

i)

The Company is considered to be the legal acquirer and Edgetech is considered to be the accounting acquirer.

ii)

The consolidated statements of operations and cash flows include Edgetech's results of operations and cash flows for the period ended July 31, 2003.  The consolidated statements of operations and cash flows for the period ended July 31, 2002 include Edgetech’s results of operations and cash flows for the period ended July 31, 2002 and the Company's results of operations and cash flows from May 22, 2002 (date of acquisition).

iii)

The issued number of shares of common stock is that of the Company.

iv)

At the date of acquisition, the fair market value of the Company's net assets was $96,648 as follows:

Cash	$ 22,945
Receivable	1,800
Prepaid expenses	20,000
Notes receivable	48,000
Property and equipment	5,285
Other assets	2,036

100,066
Accounts payable and accrued liabilities	(3,418)

Net assets	$ 96,648

Prior to the merger Secure Enterprise Solutions Inc.’s fiscal year ended on June 30.  In recording the business combination, Secure Enterprise Solutions Inc.’s prior period financial statements have been restated to conform with the Company’s year end.  The effects of conforming Secure Enterprise Solutions Inc.’s accounting policies to those of the Company were not material.

EDGETECH SERVICES INC. & SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2003

1.

HISTORY AND ORGANIZATION OF THE COMPANY (cont’d…)

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 2003, may not necessarily be indicative of the results that may be expected for the year ended April 30, 2004.

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

The operations of the Company have primarily been funded by the issuance of capital stock.  Continued operations of the Company are dependent on the Company's ability to complete public equity financing or generate profitable operations in the future.  Management's plan in this regard is to secure additional funds through operations, equity financing and loans made by financial institutions and stockholders of the Company.

	July 31, 2003	April 30, 2003
	(Unaudited)	(Audited)

Net loss	$ (143,499)	$ (556,094)
Accumulated deficit	(820,896)	(677,397)
Working capital	227,114	118,611

3.

SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies adopted by the Company are as follows:

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  Significant inter-company transactions have been eliminated upon consolidation.

EDGETECH SERVICES INC. & SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2003

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

Foreign currency translation

The Company's operations are substantially through a Canadian subsidiary whose functional currency is the Canadian dollar.  Assets and liabilities denominated in Canadian dollars are translated to United States dollars using the exchange rate in effect at the year end or period end date. Revenue and expenses are translated to United States dollars using the average rate of exchange for the respective period.

Exchange gains and losses arising on this translation are excluded from the determination of income and are reported as a foreign currency translation adjustment in stockholders' equity.

Accounts receivable

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily includes trade receivables from customers and Goods and Services Taxes receivable in Canada.   The Company estimates doubtful accounts on an item-to-item basis and includes over aged accounts as part of allowance for doubtful accounts, which are generally those that are ninety days overdue.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation.  Depreciation is recorded annually on a declining balance basis at the following annual rates:

Office equipment and furniture	20%
Computer equipment	30%
Computer software	100%

Impairment of long-lived assets and long-lived assets to be disposed of

Long-lived assets and certain identifiable recorded intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell. At July 31, 2003 and 2002, the Company does not have any long-lived assets reported on its consolidated balance sheets.

EDGETECH SERVICES INC. & SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2003

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Revenue recognition

Revenues from IT consulting services are recognized when the price is fixed or determinable, the services have been provided and ultimate collection is reasonably assured.  The Company enters into agreements with customers for a fixed price which only fluctuates when the customer requires additional work.

Stock-based compensation

The Company accounts for its stock-based compensation arrangements with employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (“APB 25”) and related interpretations.  This practice is allowed under the provisions of Statements of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”).  As such, compensation expense under fixed term option plans is recorded at the date of grant only to the extent that the market value of the underlying stock at the date of grant exceeds the exercise price.  The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined, in accordance with Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".  Stock compensation expense is recognized as the stock option is earned, which is generally over the vesting period of the underlying option.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	July 31, 2003	July 31, 2002

Net loss, as reported	$ (143,499)	$ (148,245)

Add: Total stock-based employee compensation expense included in loss, as reported determined under APB 25, net of related tax effects	-	-

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(27,024)	-

Pro-forma net loss	$ (170,523)	$ (148,245)

Basic and diluted net loss per share, as reported	$ (0.01)	$ (0.01)

Basic and diluted net loss per share, pro-forma	$ (0.01)	$ (0.01)

EDGETECH SERVICES INC. & SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2003

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Stock-based compensation (cont’d…)

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	July 31, 2003	July 31, 2002

Expected dividend yield	-	-
Expected stock price volatility	187%	-
Risk-free interest rate	2.92%	-
Expected life of options	5 years	-

Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods.  Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants outstanding during the period.  As the Company has a net loss in each of the periods presented, basic and diluted net loss per share is the same, as any exercise of the share purchase options outstanding would be anti-dilutive.

Comparative figures

Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

4.

PREPAID EXPENSES

Prepaid expenses consist of consulting fees paid in advance of services rendered and prepaid insurance.  Included in the amount, is $104,217 related to the issuance of 1,000,000 common shares of the Company valued at $250,000 for services rendered.  The amount is being amortized on a straight line basis over twelve months as the services are rendered.  The price used to value the shares was the closing market value on the date of the commitment to issue the shares.

EDGETECH SERVICES INC. & SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2003

5.

PROPERTY AND EQUIPMENT

	July 31, 2003 (Unaudited)			April 30, 2003 (Audited)
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Office equipment and
furniture	$ 14,254	$ 7,469	$ 6,785	$ 13,848	$ 6,909	$ 6,939
Computer equipment	34,104	26,142	7,962	33,135	24,772	8,363
Computer software	14,494	14,494	-	14,082	14,082	-

	$ 62,852	$ 48,105	$ 14,747	$ 61,065	$ 45,763	$ 15,302

Included in the net book value of computer equipment is $620 under capital leases.  Depreciation of capitalized leases is combined with total depreciation.

6.

LOAN PAYABLE

The loan is a short-term demand loan that is unsecured and bears interest of 25% per annum.  The balance of the loan was paid-off subsequent to July 31, 2003.

7.

CAPITAL LEASE OBLIGATIONS

The Company leases certain computer equipment under agreements that are classified as capital leases.  The future minimum lease payments required under the capital leases are as follows:

2004	$ 482

Total minimum payments	482

Less amount representing interest	-

482

Current portion	(482)

$ -

EDGETECH SERVICES INC. & SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2003

8.

DUE TO RELATED PARTIES

	July 31, 2003	April 30, 2003
	(Unaudited)	(Audited)

Current portion

Due to a director of the Company (CDN$50,000 (April 30, 2003 - CDN$50,000)), bears interest at 20%, unsecured, due on November 15, 2003.	$ 35,679	$ 34,665

Due to a company controlled by a relative of one of the directors (CDN$50,000), bears interest at 20%, unsecured, repaid through issuance of capital stock during the current period.	-	34,665

	$ 35,679	$ 69,330

Long term portion

Due to directors and former directors of the Company (CDN$54,197 (April 30, 2003 – CDN$67,276)), non interest bearing, unsecured, with no specific terms of repayment but not to be repaid within the next year.

	$ 38,426	$ 46,462

9.

CAPITAL STOCK

Common stock

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company’ ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.  The Company’s common stock has no par value.  However, for reporting purposes, the Company has assigned a per share amount of $0.001 to common stock.

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

EDGETECH SERVICES INC. & SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2003

9.

CAPITAL STOCK (cont’d…)

Stock options (cont’d…)

Following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price

Outstanding at April 30, 2003	1,575,050	$ 0.33
Exercised	(120,000)	0.30

Outstanding at July 31, 2003	1,455,050	$ 0.33

Weighted average fair value of options granted during the period	-	-

Following is a summary of the status of stock options outstanding at July 31, 2003:

	Outstanding Options			Exercisable Options
Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$ 0.30	765,050	2.12	$ 0.30	420,050	$ 0.30
0.35	345,000	4.27	0.35	-	-
0.40	345,000	4.27	0.40	-	-

Warrants

As at July 31, 2003, warrants were outstanding enabling the holders to acquire shares of common stock as follows:

Number of Shares	Exercise Price	Expiry Date

225,000	$ 1.00	November 29, 2004
100,000	1.00	November 30, 2004
148,500	1.00	December 13, 2004
118,000	1.00	January 3, 2005
147,000	1.00	February 15, 2005
860,000	1.00	February 25, 2005

EDGETECH SERVICES INC. & SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2003

10.

COMMITMENTS

The Company has entered into operating lease agreements for its current premises.  The annual lease commitments under these leases are as follows:

2004

$

47,455

2005

37,203

2006

34,204

2007

1,301

$

120,163

Rent expense for the period ended July 31, 2003 was $7,453 (2002 - $8,119).

11.

RELATED PARTY TRANSACTIONS

During the period ended July 31, 2003, the Company entered into the following related party transactions:

a)

Paid $3,886 (2002 - $1,630) in interest on loans to a director and to a Company owned by a relative of a director of the Company.

Included in accounts payable is $21,900 as of July 31, 2003 (April 30, 2003 - $21,900) owed to a Company owned by a former director of the Company.

The amounts charged to the Company for the services provided have been determined by negotiations amongst the parties and, in certain cases, are covered by signed agreements.  These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

12.

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

Item 2. Management Discussion and Analysis

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operation contains "forward looking statements." Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although our management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be materially different from the expectations expressed in this Annual Report. The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes thereto included in Item 1.

BUSINESS COMBINATION WITH EDGETECH SERVICES INC.

On May 22, 2002, we completed the acquisition of Edgetech Services Inc, and subsequently changed our name to Edgetech Services Inc. from Secure Enterprise Solutions Inc.

As consideration for all of the common shares of Edgetech Services Inc, we paid $66,000 and issued 16,005,000 common shares to the former stockholders of Edgetech. Legally, our Company is the parent of Edgetech. However, control of the combined companies passed to the former stockholders of Edgetech. This share exchange has been accounted for as a recapitalization of our Company. The consolidated statements of operations and cash flows include Edgetech's results of operations and cash flows for the period ended July 31, 2003.  The consolidated statements of operations and cash flows for the period ended July 31, 2002 include Edgetech’s results of operations and cash flows for the period ended July 31, 2002 and the Company's results of operations and cash flows from May 22, 2002 (date of acquisition). The issued number of shares of common stock is that of our Company. The acquisition was accounted for as a recapitalization of our Company.  The value of the shares issued on the acquisition was based on the fair market value of the net assets acquired, which as of the date of acquisition was $96,648.

Edgetech is paying certain of its shareholders a total of US$68,580 paid in 24 equal monthly instalments of $US 2,857.50 per month to November, 2003.  These payments are to complete this escrow and repurchase plan.

A finder’s fee of 825,000 restricted Rule 144 shares of common stock was paid to a third party, Mr. Richard Biscan.

We have no further obligations related to the Edgetech acquisition.

For the purposes of this Form 10-QSB, the continuing operations are those of the newly acquired Edgetech as presented for the periods ending July 31, 2003 and 2002.

RESULTS OF OPERATIONS FOR THE PERIODS ENDED JULY 31, 2003 AND 2002

Revenues increased 49% to $530,917 for the period ending July 31, 2003 as compared to the same period last year when revenues were $357,422. The increase was primarily due to continued growth in both our IT Security Practice and our IT Outsourcing lines of business, as well as increases in fees. We are benefiting from strong demand for outsourced IT and security services. Current trends related to security infrastructure development are expected to continue to drive growth.  Sales to our major customers have also increased as we are currently beginning to service these clients across Canada.  We have also expanded our sales force, which is enabling us to expand our revenue base.

Consulting and subcontractors increased 32% to $533,365 for the period ending July 31, 2003 as compared to the same period last year when consulting and subcontractors were $403,014.  This increase was due to increased expenditures incurred from consulting work related to creating and reorganizing our corporate structure in preparation for increased expansion.  These costs are expected to decrease going forward as we continue to complete the reorganization of our corporate structure.

Selling, general and administration increased 75% to $63,017 for the period ending July 31, 2003 as compared to the same period last year when selling, general, and administration was $65,639.  This increase was due to increased expenditures incurred from our reorganizing, and the addition of several staff members as part of our expansion.

Net loss for the period ending July 31, 2003 was $143,499 and $148,245 for the same period last year.   The decrease in loss is partially due to the increase in revenues for the quarter.  Following the merger with the public company formerly known as Secure Enterprise Solutions Inc. last year, we have taken steps to reduce our costs relative to our sales. We are still incurring several expenses that resulted from the operations of the former Secure Enterprise Solutions Inc.  We anticipate these costs to continue decreasing in the coming year.

No income taxes were payable in the period ended July 31,  2003 or for the period ended July 31, 2002, as a result of the operating losses recorded during those years. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets, and, accordingly, has not booked an income tax benefit as of July 31,2 003. All losses incurred can be carried forward for seven years for Canadian income tax purposes and twenty years for United States income tax purposes.

Loss per share was $0.01 for the period ended July 31, 2003 and a loss of $0.01 per share for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2003, we had working capital of $227,114, which represented an increase of $108,503 as compared to the working capital position of $118,611 as of April 30, 2003.  There are several factors that contributed to the increase in working capital, these include positive cash from operations of $55,016 for the period ended July 31, 2003, exercise of stock options for proceeds of $36,000 and proceeds from loans totaling $112,395.

Accounts receivable represents 69% of current assets and continues to turn over at acceptable rates.  We have taken steps to improve our collections of receivables, which has resulted in a decline in receivables from April 30, 2003 despite a 49% increase in sales for the current quarter.  97% of the Company’s assets are current and predominantly made up of receivables from AAA credit rated companies like IBM and MTS. We are currently examining several financing options and negotiating our line of credit with our banker to fund our receivables.

Cash flows provided by operating activities for the period ended July 31, 2003 totaled $55,016, which was primarily due to the loss for the year, offset by non-cash consulting expenses settled through the issuance of capital stock.  Cash flows used in operating activities for the period ended July 31, 2002 totaled $128,707.  The increase in cash inflows from operating activities between the period ended July 31, 2003 and 2002 is primarily due to consulting expenses settled through the issuance of our capital stock.

We are now more focused on leasing capital assets through way of operating leases, and our property and equipment expenditures have therefore decreased. Cash flows for the period ended July 31, 2002 provided by investing activities totaled $22,719, which was attributed to the cash acquired on acquisition of Edgetech Services Inc.

Cash flows for the period ended July 31, 2003 used in financing activities totaled $20,308, consisting primarily from the reduction of bank indebtedness of $122,325, and offset by proceeds from loans of $112,395. Cash flows for the period ended July 31, 2002 provided by financing activities totaled $90,140, consisting primarily from increase of bank indebtedness of $73,180, and proceeds from issuance of capital stock of $28,500.

Our continued development is dependent upon our receipt of additional equity funding, and cash flows from operations.  Our rate of development and schedule of accomplishments will be largely influenced by the quantity of equity funding received.

Edgetech has and will continue to hire a number of executive sales and marketing staff to build a first class team to attack the fortune 1000 companies and apply Edgetech’s organic growth strategy. Edgetech plans to raise cash over the next 12 months to cover the costs of the additional staff and working capital requirements through funds raised by private placement and financial organizations. The mergers and acquisition plans will not be entertained until this structure is firmly in place. The mergers and acquisition strategy will be implemented once we have this foundation in place. The strategy acquires solution-focused companies at low valuations and subsequently integrates and empowers them into high value security services providers. While, we have assessed several target companies, we have not pursued any acquisitions at the present time.  No assurance is given that future mergers or acquisitions will take place.

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

Item 3. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.

The management of our Company evaluated the disclosure controls and procedures of the Company as at August 15, 2003 and found them to be operating efficiently and effectively to ensure that information required to be disclosed by our Company under the general rules and regulations promulgated under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified by rules of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our Company is accumulated and communicated to the management of our Company, including its principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b)

Changes in internal controls.

There were no significant changes in the internal controls of our Company since the date of the evaluation of our Company’s controls or other factors that could significantly affect our Company’s internal controls during the period ended July 31, 2003 and to the date of filing this annual report.

PART II

Item 1. Legal Proceedings.

We are not party to any current or pending legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

There were no changes during the quarter ended July 31, 2003.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders through solicitation or otherwise during the quarter ended July 31, 2003.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

(A) Exhibits

Exhibit Number	Description
3.1

Articles of Incorporation filed May 16, 1997, and amendments thereto filed August 11, 1999, as filed with the Issuer's Form 10-SB (file no. 000-27397) filed on September 21, 1999 incorporated herein by reference.

3.3	Bylaws as filed with the Issuer's Form 10-SB (file no. 000-27397) on September 21, 1999 incorporated herein by reference.
4.1	Form of Lock Up Agreement Executed by the Issuer's Shareholders as filed with the Issuer's Form 10-SB (file no.000-27397) filed on September 21, 1999, incorporated herein by reference.
31.1	Certification Pursuant to 18 U.S.C. SS. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C. SS. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002. (Inserted as an exhibit at the end of the document)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002. (Inserted as an exhibit at the end of the document)

 (B) Reports on Form 8-K

Form 8-K filed on August 6, 2003, reporting an unsolicited takeover offer from Hollingsworth, Rothwell & Roxford ("HRR") of Melbourne Florida.

Forn 8-K/A filed on August 11, 2003 reporting a second unsolicited takeover offer from Hollingsworth, Rothwell & Roxford (“HRR”) of Melbourne Florida.

Form 8-K/A filed on August 18, 2003 reporting a further unsolicited letter relating to the previous takeover offer from Hollingsworth, Rothwell & Roxford (“HRR”) of Melbourne Florida.

Form 8-K/A filed on August 26, 2003 reporting a further unsolicited letter relating to the previous takeover offer from Hollingsworth, Rothwell & Roxford (“HRR”) of Melbourne Florida.

Form 8-K filed on September 5, 2003 reporting receiving an additional unsolicited offer relating to a possible takeover offer from Ferrari Investments (‘FI’) of Argentina.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Edgetech Services Inc (Registrant)

By: /S/ Tae Ho Kim, CEO.

Tae Ho Kim

Date: September 13, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /S/ Tae Ho Kim, CEO

Tae Ho Kim

Date: September 13, 2003

By: /S/ Sang Ho Kim, President.

Sang Ho Kim
Date : September 13, 2003

Exhibits

Exhibit 31.1

CERTIFICATION PURSUANT TO 18 U.S.C. SS. 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Tae Ho Kim, Chief Executive Officer, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Edgetech Services Inc. and Subsidiary;

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision,  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 12, 2003

/s/ Tae Ho Kim
Name: Tae Ho Kim

Title: Chief Executive Officer

Exhibit 31.2

CERTIFICATIONPURSUANT TO 18 U.S.C. SS. 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Sang Ho Kim, President and Chief Financial Officer, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Edgetech Services Inc. and Subsidiary;

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision,  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 12, 2003

/s/ Sang Ho Kim

Name: Sang Ho Kim

Title: President, Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Edgetech Services Inc. Inc. (the "Company") for the period ended July 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tae Ho Kim, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The information contained in the Report fairly present, in all material respects, the financial condition and results of operations of the Company.

/s/ Tae Ho Kim

--------------------

Tae Ho Kim

Chief Executive Officer

September 12, 2003

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Edgetech Services Inc. Inc. (the "Company") for the period ended July 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tae Ho Kim, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The information contained in the Report fairly present, in all material respects, the financial condition and results of operations of the Company.

/s/ Sang Ho Kim

--------------------

Sang Ho Kim

President, Chief Financial Officer

September 12, 2003