Form 10QSB
period 2003-12-15
EDGETECH SERVICES INC
filed 2003-12-15
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended ___October 31, 2003________________

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________________ to _____________
Commission file number _000-27397____________________

EDGETECH SERVICES INC. (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0204280 (I.R.S. Employer Identification No.)

18 Wynford Drive, Suite 615 Toronto, Ontario (Address of principal executive offices)	____________M3C 3S2____________ (Postal Code)

Issuer's telephone number ______ (416) (441 - 4046) ________

Securities registered under Section 12(b) of the Exchange Act:

Title of each class None	Name of each exchange on which registered Over the Counter Bulletin Board (“OTC.BB”) ___________________________________

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.001 Per Share (Title of class)
Preferred Stock, Par Value $0.001 Per Share (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x ] Yes [ ] No

On December 12, 2003, the number of shares outstanding of the issuer’s Common Stock was 34,407,450.  On December 12, 2003, there were no Preferred Stock shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ____; No __X__

Edgetech Services Inc.

Form 10-QSB

PART I

Item 1. Financial Statements

EDGETECH SERVICES INC. & SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

OCTOBER 31, 2003

EDGETECH SERVICES INC. & SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

CONSOLIDATED BALANCE SHEETS

	October 31, 2003	April 30, 2003
	(Unaudited)	(Audited)

ASSETS

Current
Cash	$ 209,256	$ 17,841
Accounts receivable less allowance for doubtful accounts of $Nil (April 30, 2003 - $10,985)	287,140	401,941
Prepaid expenses (Note 4)	48,142	190,152

Total current assets	544,538	609,934

Property and equipment (Note 5)	14,639	15,302

Other assets	494	451

Total assets	$ 559,671	$ 625,687

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. & SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

CONSOLIDATED BALANCE SHEETS

		October 31, 2003	April 30, 2003
		(Unaudited)	(Audited)

Continued…

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Bank indebtedness		$ -	$ 116,389
Accounts payable and accrued liabilities		153,662	283,084
Accounts payable and accrued liabilities – related parties (Note 10)		21,900	21,900
Current portion of capital lease obligations (Note 6)		327	620
Current portion of due to related parties		-	69,330

Total current liabilities		175,889	491,323

Due to related parties (Note 7)		62,259	46,642

Total liabilities		238,148	537,965

Commitments and contingencies (Notes 2 and 9)

Stockholders’ equity
Capital stock (Note 8)
Authorized
50,000,000	common shares with a par value of $0.001
25,000,000	preferred shares with a par value of $0.001
Issued and outstanding
34,407,450	common shares (April 30, 2003 – 31,334,950)	34,408	31,335
Additional paid-in capital		1,445,855	764,443
Accumulated other comprehensive loss		(696)	(30,659)
Accumulated deficit		(1,158,044)	(677,397)

Total stockholders’ equity		321,523	87,722

Total liabilities and stockholders’ equity		$ 559,671	$ 625,687

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. & SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Month Period Ended October 31, 2003	Three Month Period Ended October 31, 2002	Six Month Period Ended October 31, 2003	Six Month Period Ended October 31, 2002

REVENUE	$ 443,432	$ 294,342	$ 974,350	$ 656,830

EXPENSES
Amortization	1,032	1,025	2,056	2,055
Consulting and subcontractors	536,148	286,331	1,141,153	693,527
Salaries and management fees	-	55,117	-	121,546
Selling, general and administration	240,220	56,168	303,257	92,246

	777,400	398,641	1,446,466	909,374

Net loss before other expense	(333,968)	(104,299)	(472,116)	(252,544)

OTHER EXPENSE
Interest expense	(3,180)	-	(8,531)	-

Loss before income taxes	(337,148)	(104,299)	(480,647)	(252,544)

Provision for income taxes	-	-	-	-

Net loss for the period	$ (337,148)	$ (104,299)	$ (480,647)	$ (252,544)

Basic and diluted net loss per share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average number of shares outstanding (basic and diluted)	33,847,122	28,921,283	32,985,585	27,260,519

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. & SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance at April 30, 2003	31,334,950	$ 31,335	$ 764,443	$ (30,659)	$ (677,397)	$ 87,722

Shares issued for cash	120,000	120	35,880	-	-	36,000

Shares issued for services	1,189,500	1,190	293,480	-	-	294,670

Shares issued for settlement
of debt	1,763,000	1,763	352,052	-	-	353,815

Translation adjustment	-	-	-	29,963	-	29,963

Net loss for the period	-	-	-	-	(480,647)	(480,647)

Balance at October 31, 2003	34,407,450	$ 34,408	$ 1,445,855	$ (696)	$ (1,158,044)	$ 321,523

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. & SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Month Period Ended October 31, 2003	Six Month Period Ended October 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (480,647)	$ (252,544)
Items not affecting cash:
Amortization	2,056	2,055
Stock issued for services and prepaid expenses	419,720	25,240

Changes in non-cash working capital items:
Decrease in accounts receivable	147,735	16,219
(Increase) decrease in prepaid expenses	18,497	(17,905)
Increase (decrease) in accounts payable and accrued liabilities	(148,399)	95,624

Net cash used in operating activities	(41,038)	(131,311)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(339)	(6,497)
Bank indebtedness	(122,681)	65,459
Issuance of capital stock	36,000	48,500
Due to related parties	(62,450)	(11,884)
Loans payable	377,168	(1,926)

Net cash provided by financing activities	227,698	93,652

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets	-	(1,918)
Cash acquired on recapitalization	-	22,945

Net cash provided by investing activities	-	21,027

Effect of exchange rate changes on cash	4,755	-

Change in cash during the period	191,415	(16,632)

Cash, beginning of period	17,841	18,461

Cash, end of period	$ 209,256	$ 1,829

Supplemental disclosure with respect to cash flows:
Common shares issued for services	$ 294,670	$ 3,000
Common shares issued for recapitalization	-	96,648
Common shares issued for finders' fee	-	41,250
Common shares issued for settlement of debt	353,815	25,500
Amortization of prepaid expenses	125,050	-
Interest paid	8,531	-
Income taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. & SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

OCTOBER 31, 2003

1.

HISTORY AND ORGANIZATION OF THE COMPANY

Edgetech Services Inc. and Subsidiary (formerly Secure Enterprise Solutions Inc.) (the “Company”) was incorporated under the laws of Nevada on May 16, 1997, as Newsgurus.com, Inc. and changed its name to Secure Enterprise Solutions Inc. on January 10, 2002.  Subsequent to the acquisition, the Company changed its name from Secure Enterprise Solutions Inc. to Edgetech Services Inc.  Prior to the name change, the Company’s principal business consisted of providing opinion and information in the areas of money, health and lifestyles and e-commerce through the Internet.  Pursuant to resolutions by the shareholders, the Company decided to sell its media assets and focus on the business of providing security consulting services and IT solutions and services.

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

ii)

The consolidated statements of operations and cash flows include Edgetech's results of operations and cash flows for the period ended October 31, 2003.  The consolidated statements of operations and cash flows for the period ended October 31, 2002 include Edgetech’s results of operations and cash flows for the period ended October 31, 2002 and the Company's results of operations and cash flows from May 22, 2002 (date of acquisition).

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

(Unaudited)

OCTOBER 31, 2003

1.

HISTORY AND ORGANIZATION OF THE COMPANY (cont’d…)

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 31, 2003, may not necessarily be indicative of the results that may be expected for the year ended April 30, 2004.

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

The operations of the Company have primarily been funded by the issuance of common stock.  Continued operations of the Company are dependent on the Company's ability to complete public equity financing or generate profitable operations in the future.  Management's plan in this regard is to secure additional funds through operations, through equity financing and through loans made by financial institutions and stockholders of the Company.

	October 31, 2003	April 30, 2003
	(Unaudited)	(Audited)

Net loss	$ (480,647)	$ (556,094)
Accumulated deficit	(1,158,044)	(677,397)
Working capital	368,649	118,611

3.

SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies adopted by the Company are as follows:

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  Significant inter-company balances and transactions have been eliminated upon consolidation.

EDGETECH SERVICES INC. & SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

OCTOBER 31, 2003

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

Accounts receivable

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily includes trade receivables from customers and Goods and Services Taxes receivable in Canada.   The Company estimates doubtful accounts on an item-to-item basis and includes over aged accounts as part of allowance for doubtful accounts, which are generally ones that are ninety days overdue.

Property and equipment

Property and equipment are recorded at cost less accumulated amortization.  Amortization is recorded annually on a declining balance basis at the following annual rates:

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

(Unaudited)

OCTOBER 31, 2003

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	October 31, 2003	October 31, 2002

Net loss, as reported	$ (480,647)	$ (252,544)

Add: Total stock-based employee compensation expense included in loss, as reported determined under APB 25, net of related tax effects	-	-

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(36,032)	-

Pro-forma net loss	$ (516,679)	$ (252,544)

Basic and diluted net loss per share, as reported	$ (0.01)	$ (0.01)

Basic and diluted net loss per share, pro-forma	$ (0.02)	$ (0.01)

EDGETECH SERVICES INC. & SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

OCTOBER 31, 2003

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

4.

PREPAID EXPENSES

Prepaid expenses consist of consulting fees paid in advance of services rendered and prepaid insurance.  Included in the amount, is $41,667 (net of accumulated amortization of $208,333) related to the issuance of 1,000,000 common shares of the Company valued at $250,000.  The amount is being amortized on a straight line basis over twelve months as the services are rendered.  The price used to value the shares was the closing market value on the date of the commitment to issue the shares.

EDGETECH SERVICES INC. & SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

OCTOBER 31, 2003

5.

PROPERTY AND EQUIPMENT

	October 31, 2003 (Unaudited)			April 30, 2003 (Audited)
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Office equipment and
furniture	$ 15,181	$ 8,335	$ 6,846	$ 13,848	$ 6,909	$ 6,939

Computer equipment	36,323	28,530	7,793	33,135	24,772	8,363

Computer software	15,437	15,437	-	14,082	14,082	-

	$ 66,941	$ 52,302	$ 14,639	$ 61,065	$ 45,763	$ 15,302

Included in the net book value of computer equipment is $415 under capital leases.  Depreciation of capitalized leases is combined with total depreciation.

6.

CAPITAL LEASE OBLIGATIONS

The Company leases certain computer equipment under agreements that are classified as capital leases.  The future minimum lease payments required under the capital leases are as follows:

2004	$ 327

Total minimum payments	327

Less amount representing interest	-

327

Current portion	(327)

$ -

EDGETECH SERVICES INC. & SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

OCTOBER 31, 2003

7.

DUE TO RELATED PARTIES

	October 31, 2003	April 30, 2003
	(Unaudited)	(Audited)

Current portion

Due to a director of the Company (CDN$Nil (April 30, 2003 - CDN$50,000)), bears interest at 20%, unsecured, repaid through issuance of capital stock during the current period.	$ -	$ 34,665

Due to a company controlled by a relative of one of the directors (CDN$50,000), bears interest at 20%, unsecured, repaid through issuance of capital stock during the current period.	-	34,665

	$ -	$ 69,330

Long term portion

Due to directors and former directors of the Company (CDN$81,920 (April 30, 2003 – CDN$67,276)), non interest bearing, unsecured, with no specific terms of repayment but not to be repaid within the next year.

	$ 62,259	$ 46,642

8.

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

EDGETECH SERVICES INC. & SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

OCTOBER 31, 2003

8.

CAPITAL STOCK (cont’d…)

Stock options (cont’d…)

Following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price

Outstanding at April 30, 2003	1,575,050	$ 0.33
Exercised	(120,000)	0.30

Outstanding at October 31, 2003	1,455,050	$ 0.33

Weighted average fair value of options granted during the period	-	-

Following is a summary of the status of stock options outstanding at October 31, 2003:

	Outstanding Options			Exercisable Options
Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$ 0.30	765,050	1.87	$ 0.30	420,050	$ 0.30
0.35	345,000	4.02	0.35	-	-
0.40	345,000	4.02	0.40	-	-

Warrants

As at October 31, 2003, warrants were outstanding enabling the holders to acquire shares of common stock as follows:

Number of Shares	Exercise Price	Expiry Date

225,000	$ 1.00	November 29, 2004
100,000	1.00	November 30, 2004
148,500	1.00	December 13, 2004
118,000	1.00	January 3, 2005
147,000	1.00	February 15, 2005
860,000	1.00	February 25, 2005

EDGETECH SERVICES INC. & SUBSIDIARY

(formerly Secure Enterprise Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

OCTOBER 31, 2003

9.

COMMITMENTS

The Company has entered into operating lease agreements for its current premises.  The annual lease commitments under these leases are as follows:

2004

$

50,542

2005

39,624

2006

36,429

2007

1,386

Rent expense for the period ended October 31, 2003 was $14,906 (2002 - $16,238).

10.

RELATED PARTY TRANSACTIONS

During the period ended October 31, 2003, the Company entered into the following related party transactions:

a)

Paid $7,067 (2002 - $3,260) in interest on loans to a director and to a Company controlled by a relative of a director of the Company.

Included in accounts payable – related parties is $21,900 as of October 31, 2003 owed to a Company owned by a former director of the Company.

The amounts charged to the Company for the services provided have been determined by negotiations amongst the parties and, in certain cases, are covered by signed agreements.  These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

11.

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

Item 2. Management Discussion and Analysis

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operation contains "forward looking statements." Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although our management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be materially different from the expectations expressed in this Annual Report. The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes included in Item 1.

During the quarter ended October 31, 2003, we received several takeover offers from parties in the United States. These were previously disclosed on Form 8-K on August 6, 2003 and September 5, 2003.  We acted with the consent of the Board and with the direct advice of legal counsel who was involved in talks from the start.  He acted on our behalf with direct contact with the Securities and Exchange Commission.  We had asked the other parties on numerous occasions to file formal tender offers with the SEC and to prove the existence of funds.  When they failed to do this, we rejected their informal offer and ceased all communications as disclosed in Form 8-K filed on September 25, 2003.

BUSINESS COMBINATION WITH EDGETECH SERVICES INC.

On May 22, 2002, we completed the acquisition of Edgetech Services Inc. and subsequently changed our name to Edgetech Services Inc. from Secure Enterprise Solutions Inc.

As consideration for all of the common shares of Edgetech Services Inc, we paid $66,000 and issued 16,005,000 common shares to the former stockholders of Edgetech. Legally, our Company is the parent of Edgetech. However, control of the combined companies passed to the former stockholders of Edgetech. This share exchange has been accounted for as a recapitalization of our Company. The consolidated statements of operations and cash flows include Edgetech's results of operations and cash flows for the year ended April 30, 2003, and our results of operations and cash flows from May 22, 2002 (date of acquisition).  The consolidated statements of operations and cash flows for the year ended April 30, 2002, are those of Edgetech. The issued number of shares of common stock is that of our Company. The acquisition was accounted for as a recapitalization of our Company.  The value of the shares issued on the acquisition was based on the fair market value of the net assets acquired, which as of the date of acquisition was $96,648.

Edgetech is paying certain of its shareholders a total of US$68,580, payable in 24 equal monthly installments of $US 2,857.50 per month.  These payments are to complete this escrow and repurchase plan.

A finder’s fee of 825,000 restricted Rule 144 shares was paid to a third party, Mr. Richard Biscan.

We have no further obligations related to the Edgetech acquisition.

For the purposes of this Form 10-QSB, the continuing operations are those of the newly acquired Edgetech as presented for the periods ending October 31, 2003, and 2002.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2003, AND 2002

Revenues increased 51% to $443,432 for the quarter ending October 31, 2003 as compared to the same quarter last year when revenues were $294,342. The increase in revenue this quarter can be attributed to our expansion of our infrastructure of our sales and marketing program.  We continue to benefit from existing clients and are increasing our revenue base from them.

Consulting and subcontractors increased 87% to $536,148 for the quarter ending October 31, 2003, as compared to the same quarter last year when consulting and subcontractors were $286,331.  This increase is related to the increased expansion of our corporate structure, thereby resulting in more fees from our consultants.  We have added consultants to our operations to assist us in this expansion, and while costs are higher, we believe this will help us establish ourselves in potential new markets.  These costs are expected to decrease going forward once we complete the reorganization of our corporate structure.

Selling, general and administration increased 216% to $240,220 for the quarter ending October 31, 2003, as compared to the same quarter last year when selling, general, and administration was $111,285.  This increase was due to increased expenditures incurred from our reorganizing, and the addition of several staff members as part of our expansion.

  We have also incurred much higher travel costs this quarter as we have been working on projects across Canada.  Subsequent to the quarter, we have also opened up an office in Quebec, and administrative costs with regards to opening of the Quebec office contributed to the increase in selling, general, and administrative.

Net loss for the quarter ending October 31, 2003, was $337,148 and $104,299 for the same quarter last year.   As explained above, the increase in loss is largely attributed to the continued expansion of our corporate infrastructure. We are still incurring several expenses that resulted from the operations of the former Secure Enterprise Solutions Inc.  We anticipate these costs to continue decreasing in the coming year.

No income taxes were payable in the quarter ended October 31,  2003, or for the quarter ended October 31, 2002, as a result of the operating losses recorded during these periods. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets, and, accordingly, has not booked an income tax benefit as of October 31, 2003. All losses incurred can be carried forward for seven years for Canadian income tax purposes and twenty years for United States income tax purposes.

Loss per share was $0.01 for the quarter ended October 31, 2003, and a loss of $0.01 per share for the same quarter last year.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED OCTOBER 31, 2003, AND 2002

Revenues increased 48% to $974,350 for the six month period ending October 31, 2003, as compared to the same period last year when revenues were $656,830. The increase was primarily due to continued growth in both our IT Security Practice and our IT Outsourcing lines of business, as well as increases in fees. We are benefiting from strong demand for outsourced IT and security services. Current trends related to security infrastructure development are expected to continue to drive growth.  Sales to our major customers have also increased as we are currently beginning to service these clients across Canada.  We have also expanded our sales force, which is enabling us to expand our revenue base.

Consulting and subcontractors increased 65% to $1,141,153 for the six month period ended October 31, 2003, as compared to the same quarter last year when consulting and subcontractors were $693,527.  As stated above, this increase is part of our continuous efforts to expand our market base.  We have added new consultants and fees have increased proportionately.  These costs are expected to decrease going forward once we complete the reorganization of our corporate structure.

Selling, general and administration increased 42% to $303,257 for the six month period ending October 31, 2003, as compared to the same period last year when selling, general, and administration was $213,792.  Our expansion into new markets, the addition of new personnel and an increase travel and office related costs have fueled this increase.  The percent increase in proportion to the three months quarter ended October 31, 2003 is significantly less as the bulk of the expansion costs occurred during the three month period ended October 31, 2003.

Net loss for the six month period ending October 31, 2003, was $480,647 and $252,544 for the same period last year.   As explained above, the increase in loss is largely attributed to the continued expansion of our corporate infrastructure. We are still incurring several expenses that resulted from the operations of the former Secure Enterprise Solutions Inc.  We anticipate these costs to continue decreasing in the coming year.

No income taxes were payable in the six month period ended October 31,  2003, or for the six month period ended October 31, 2002, as a result of the operating losses recorded during these periods. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets, and, accordingly, has not booked an income tax benefit as of October 31, 2003. All losses incurred can be carried forward for seven years for Canadian income tax purposes and twenty years for United States income tax purposes.

Loss per share was $0.01 for the six month period ended October 31, 2003, and a loss of $0.01 per share for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2003, we had working capital of $368,649, which represented an increase of $250,038 as compared to the working capital position of $118,611 as of April 30, 2003.  There are several factors that contributed to the increase in working capital; these include, exercise of stock options for proceeds of $36,000 and proceeds from loans totaling $377,168.  These loans were settled through the issuance of capital stock during the current period.

Accounts receivable represents 51% of current assets and continues to turn over at acceptable rates.  We have taken steps to improve our collections of receivables, which has resulted in a decline in receivables from April 30, 2003 despite a 48% increase in sales for the current six months period.  97% of the Company’s assets are current and predominantly made up of receivables from AAA credit rated companies like IBM and MTS. We are currently examining several financing options and negotiating our line of credit with our banker to fund our receivables.

Cash flows used in operating activities for the six-month period ended October 31, 2003 totaled $(41,038), which was primarily due to the loss for the year, offset by non-cash consulting expenses settled through the issuance of common stock.  Cash flows used in Operating Activities for the six-month period ended October 31, 2002, totaled $(131,311).  The improvement in cash flows from operating activities between the six month period ended October 31, 2003 and 2002, is primarily due to consulting expenses settled through the issuance of our common stock.

Cash flows for the six-month period ended October 31, 2003 provided by investing activities were $Nil, We are now more focused on leasing capital assets through operating leases, and our property and equipment expenditures have therefore decreased. Cash flows for the six-month period ended October 31, 2002, provided by investing activities totaled $21,027, which was attributed to the cash acquired on acquisition of Edgetech Services Inc.

Cash flows for the six-month period ended October 31, 2003, provided by financing activities totaled $227,698, consisting primarily from the reduction of bank indebtedness of $122,681, and offset by proceeds from loans of $377,168. Cash flows for the six month period ended October 31, 2002, provided by financing activities totaled $93,652, consisting primarily from increase of bank indebtedness of $65,459, and proceeds from issuance of capital stock of $48,500.

Our continued development is dependent upon our receipt of additional equity funding, and cash flows from operations.  Our rate of development and schedule of accomplishments will be largely influenced by the quantity of equity funding received.

We have plans in place to raise sufficient amount of cash to help us continue to grow our operations and to meet our working capital requirements.  We also intend to hire more executives to assist with the growth of the Company and make significant impact to our operations. We have expansion plans into the US marketplace by next year.  We also have several projects that may significantly impact our revenues going forward.  These projects are expected to consummate towards early to mid next year, and are expected to increase our revenue base further.  The mergers and acquisition plans will not be entertained until this structure is firmly in place. The mergers and acquisition strategy will be implemented once we have this foundation in place. The strategy acquires solution-focused companies at low valuations and subsequently integrates and empowers them into high value security services providers. While we have assessed several target companies, we have not pursued any acquisitions at the present time.  No assurance is given that future mergers or acquisitions will take place.

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

The management of our Company evaluated the disclosure controls and procedures of the Company at November 14, 2003 and found them to be operating efficiently and effectively to ensure that information required to be disclosed by our Company under the general rules and regulations promulgated under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified by rules of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our Company is accumulated and communicated to the management of our Company, including its principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b)

Changes in internal controls.

There were no significant changes in the internal controls of our Company since the date of the evaluation of our Company’s controls or other factors that could significantly affect our Company’s internal controls during the six-month period ended October 31, 2003 and to the date of filing this annual report.

PART II

Item 1. Legal Proceedings.

We are not party to any current or pending legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

There were no changes during the period ended October 31, 2003.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders through solicitation or otherwise during the period ended October 31, 2003.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

(A) Exhibits

Exhibit Number	Description
3.1

Articles of Incorporation filed May 16, 1997, and amendments thereto filed August 11, 1999, as filed with the Issuer's Form 10-SB (file no. 000-27397) filed on September 21, 1999 incorporated herein by reference.

3.3	Bylaws as filed with the Issuer's Form 10-SB (file no. 000-27397) on September 21, 1999 incorporated herein by reference.
4.1	Form of Lock Up Agreement Executed by the Issuer's Shareholders as filed with the Issuer's Form 10-SB (file no.000-27397) filed on September 21, 1999, incorporated herein by reference.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 302 of the Sabanes-Oxley Act of 2002.
31.2	Certification Pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 302 of the Sabanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Okley Act of 2002
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Okley Act of 2002

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

Form 8-K filed on September 5, 2003 reporting receiving an additional unsolicited offer relating to a possible takeover offer from Ferrari Investments (‘FI’) of Argentina

Form 8-K/A filed on September 25, 2003 reporting the final response to the suitor for the takeover offers

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Edgetech Services Inc (Registrant)

By: /S/ Tae Ho Kim, CEO.

Tae Ho Kim

Date: December 12, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /S/ Tae Ho Kim, CEO

Tae Ho Kim

Date: December 12, 2003

By: /S/ Sang Ho Kim, President.

Sang Ho Kim
Date : December 12, 2003

Exhibits

 Exhibit 31.1

CERTIFICATION PURSUANT TO 18 U.S.C. SS. 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Tae Ho Kim, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Edgetech Services Inc.;

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

Date: December 12, 2003

/S/ Tae Ho Kim

Tae Ho Kim
CEO

Exhibits

 Exhibit 31.2

CERTIFICATION PURSUANT TO 18 U.S.C. SS. 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Sang Ho Kim, certify that:

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

December 12, 2003

/S/ Sang Ho Kim

Sang Ho Kim
President, CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Edgetech Services Inc. Inc. (the "Company") for the period ended October 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tae Ho Kim, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The information contained in the Report fairly present, in all material respects, the financial condition and results of operations of the Company.

/s/ Tae Ho Kim

--------------------

Tae Ho Kim

Chief Executive Officer

December 12, 2003

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Edgetech Services Inc. Inc. (the "Company") for the period ended October 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tae Ho Kim, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The information contained in the Report fairly present, in all material respects, the financial condition and results of operations of the Company.

/s/ Sang Ho Kim

--------------------

Sang Ho Kim

President, Chief Financial Officer

December 12, 2003