Form 10QSB
period 2004-01-31
EDGETECH SERVICES INC
filed 2004-03-16
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

                                        (Mark One)

[x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2004___

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _______________________ to _________
Commission file number _000-27397_______________________________

EDGETECH SERVICES INC. (Exact Name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0204280 (IRS Employer Identification No.)

18 Wynford Drive, Suite 615 Toronto, Ontario. (Address of principal executive offices)	_____M3C 3S2_____ (Postal Code)

(Issuer's telephone number) (416) (441 - 4046) _________________________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x ] Yes [ ] No

On March 13, 2004, the number of shares outstanding of the issuer’s Common Stock was 38,388,950.

Transitional Small Business Disclosure Format (Check one): Yes ____; No __X__

Edgetech Services Inc.

Form 10-QSB

PART I

Item 1. Financial Statements

EDGETECH SERVICES INC. & SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

JANUARY 31, 2004

EDGETECH SERVICES INC. & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	January 31, 2004	April 30, 2003
	(Unaudited)	(Audited)
ASSETS

Current
Cash	$ 70,750	$ 17,841
Accounts receivable less allowance for doubtful accounts of $Nil (April 30, 2003 - $10,985)	505,427	401,941
Deferred tax asset less valuation allowance of $626,444 (April 30, 2003 -$399,422)	-	-
Prepaid expenses (Note 4)	5,166	190,152

Total current assets	581,343	609,934

Property and equipment (Note 5)	16,416	15,302

Other assets	489	451

Total assets	$ 598,248	$ 625,687

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	January 31, 2004	April 30, 2003
	(Unaudited)	(Audited)
Continued…

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Bank indebtedness	$ 180,949	$ 116,389
Accounts payable and accrued liabilities	199,755	283,084
Accounts payable and accrued liabilities – related parties (Note 10)	21,900	21,900
Current portion of capital lease obligations (Note 6)	-	620
Current portion of due to related parties	-	69,330

Total current liabilities	402,604	491,323

Due to related parties (Note 7)	59,778	46,642

Total liabilities	462,382	537,965

Commitments and contingencies (Notes 2 and 9)

Stockholders’ equity
Capital stock (Note 8)
Authorized
50,000,000	common shares with a par value of $0.001
25,000,000	preferred shares with a par value of $0.001
Issued and outstanding
34,434,950	common shares (April 30, 2003 – 31,334,950)	34,435	31,335
Additional paid-in capital	1,450,528	764,443
Accumulated other comprehensive loss	(3,989)	(30,659)
Accumulated deficit	(1,345,108)	(677,397)

Total stockholders’ equity	135,866	87,722

Total liabilities and stockholders’ equity	$ 598,248	$ 625,687

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Month Period Ended January 31, 2004	Three Month Period Ended January 31, 2003	Nine Month Period Ended January 31, 2004	Nine Month Period Ended January 31, 2003

REVENUE	$ 531,598	$ 343,257	$ 1,505,948	$ 1,000,392

EXPENSES
Depreciation	1,062	1,824	3,118	3,878
Consulting, marketing and subcontractors	463,210	347,929	1,604,363	1,041,089
Selling, general and administration	251,023	154,301	554,280	362,225

	715,295	504,054	2,161,761	1,407,192

Net loss before other items	(183,697)	(160,797)	(655,813)	(406,800)

OTHER ITEMS
Interest expense	(3,367)	-	(11,898)	-
Write-off of investment	-	(42,500)	-	(42,500)

	(3,367)	(42,500)	(11,898)	(42,500)

Loss before income taxes	(187,064)	(203,297)	(667,711)	(449,300)

Provision for income taxes	-	-	-	-

Net loss for the period	$ (187,064)	$ (203,297)	$ (667,711)	$ (449,300)

Basic and diluted net loss per common share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

Weighted average number of common shares
outstanding (basic and diluted)	34,407,756	29,509,556	33,458,709	27,606,318

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. & SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

Capital Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance at April 30, 2003	31,334,950	$ 31,335	$ 764,443	$ (30,659)	$ (677,397)	$ 87,722

Shares issued for cash	120,000	120	35,880	-	-	36,000

Shares issued for services	1,217,000	1,217	298,153	-	-	299,370

Shares issued for settlement of debt
	1,763,000	1,763	352,052	-	-	353,815

Translation adjustment	-	-	-	26,670	-	26,670

Net loss for the period	-	-	-	-	(667,711)	(667,711)

Balance at January 31, 2004	34,434,950	$ 34,435	$ 1,450,528	$ (3,989)	$ (1,345,108)	$ 135,866

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

NINE MONTH PERIOD ENDED JANUARY 31

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (667,711)	$ (449,300)
Items not affecting cash:
Depreciation	3,118	3,878
Stock issued for services and amortization of prepaid expenses	466,087	79,865
Write-off of investment	-	42,500

Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	(68,843)	22,342
(Increase) decrease in prepaid expenses	19,991	(11,827)
Increase (decrease) in accounts payable and accrued liabilities	(104,211)	77,146

Net cash used in operating activities	(351,569)	(235,396)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital lease obligations	(664)	(7,877)
Bank indebtedness	54,100	18,071
Issuance of capital stock	36,000	178,500
Due to related parties	(60,201)	11,236
Loan payable	377,168	(1,926)

Net cash provided by financing activities	406,403	198,004

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,947)	(1,917)
Cash acquired on acquisition of subsidiary	-	22,945

Net cash provided by (used in) investing activities	(2,947)	21,028

	51,887	(16,364)

Effect of exchange rate changes on cash	1,022	(241)

Change in cash during the period	52,909	(16,605)

Cash, beginning of period	17,841	18,354

Cash, end of period	$ 70,750	$ 1,749

Supplemental disclosure with respect to cash flows:
Common shares issued for services	$ 299,370	$ 79,865
Common shares issued for acquisition of subsidiary	-	96,648
Common shares issued for finders' fee	-	41,250
Common shares issued for settlement of debt	353,815	25,500
Amortization of prepaid expenses	166,717	20,833
Common shares issued for prepaid expenses	-	250,000
Interest paid	11,898	3,260
Income taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2004

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

On May 22, 2002, the Company acquired all of the issued and outstanding capital stock of Edgetech Services Inc. ("Edgetech") consisting of 100 common shares.  Edgetech specializes in IT placement, outsourcing training and software development projects.  As consideration, the Company issued 16,005,000 shares of common stock and made payments of $66,000 to the former stockholders of Edgetech.  Control of the combined companies passed to the former shareholders of Edgetech.  This type of share exchange has been accounted for as a recapitalization of the Company.

In accounting for this transaction:

i)

The Company is considered to be the legal acquirer and Edgetech is considered to be the accounting acquirer.

ii)

The consolidated statements of operations and cash flows include Edgetech's results of operations and cash flows for the period ended January 31, 2004.  The consolidated statements of operations and cash flows for the period ended January 31, 2003 include Edgetech’s results of operations and cash flows for the period ended January 31, 2003 and the Company's results of operations and cash flows from May 22, 2002 (date of acquisition).

iii)

The issued number of shares of common stock is that of the Company.

iv)

At the date of acquisition, the fair market value of the Company's net assets was $96,648 as follows:

Cash	$ 22,945
Receivable	1,800
Prepaid expenses	20,000
Notes receivable	48,000
Property and equipment	5,285
Other assets	2,036

100,066
Accounts payable and accrued liabilities	(3,418)

Net assets	$ 96,648

EDGETECH SERVICES INC. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2004

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

1.

HISTORY AND ORGANIZATION OF THE COMPANY (cont’d…)

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Commissions. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the nine month period ended January 31, 2004, may not necessarily be indicative of the results that may be expected for the year ended April 30, 2004.

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

	January 31, 2004	April 30, 2003
	(Unaudited)	(Audited)

Net loss	$ (667,711)	$ (556,094)
Accumulated deficit	(1,345,108)	(677,397)
Working capital	178,739	118,611

3.

SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies adopted by the Company are as follows:

EDGETECH SERVICES INC. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2004

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

Foreign currency translation

The Company's operations are substantially through a Canadian subsidiary whose functional currency is the Canadian dollar.  Assets and liabilities denominated in Canadian dollars are translated to United States dollar equivalents using the exchange rate in effect at the year end date. Revenue and expenses are translated to United State dollar equivalents using the average rate of exchange for the respective period.

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

Impairment of long-lived assets and long-lived assets to be disposed of

EDGETECH SERVICES INC. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2004

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	January 31, 2004	January 31, 2003

Net loss, as reported	$ (667,711)	$ (449,300)

Add: Total stock-based employee compensation expense included in loss, as reported determined under APB 25, net of related tax effects	-	-

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-	(36,032)

Pro-forma net loss	$ (667,711)	$ (485,332)

Basic and diluted loss per share, as reported	$ (0.02)	$ (0.02)

Basic and diluted loss per share, pro-forma	$ (0.02)	$ (0.02)

EDGETECH SERVICES INC. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2004

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Stock-based compensation (cont’d…)

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2004	2003

Expected dividend yield	-	-
Expected stock price volatility	-	187%
Risk-free interest rate	-	2.92%
Expected life of options	-	5 years

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

Comparative figures

Certain comparative figures have been reclassified to conform with the presentation adopted in the current period.

4.

PREPAID EXPENSES

Prepaid expenses consist of consulting fees paid in advance of services rendered and prepaid insurance.  Included in the amount, is $Nil (net of accumulated amortization of $250,000 (April 30, 2003 - $166,667, net of accumulated amortization of $83,333) related to the issuance of 1,000,000 common shares of the Company valued at $250,000.  The amount is being amortized on a straight line basis over twelve months as the services are rendered.  The price used to value the shares was the closing market value on the date of the commitment to issue the shares.  As of January 31, 2004, the amount is fully amortized.

EDGETECH SERVICES INC. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2004

5.

PROPERTY AND EQUIPMENT

January 31, 2004 (Unaudited)	April 30, 2003 (Audited)
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Office equipment and
furniture	$ 15,013	$ 8,617	$ 6,396	$ 13,848	$ 6,909	$ 6,939
Computer equipment	38,905	28,885	10,020	33,135	24,772	8,363

	$ 53,918	$ 37,502	$ 16,416	$ 61,065	$ 45,763	$ 15,302

6.

CAPITAL LEASE OBLIGATIONS

The Company leases certain computer equipment under agreements that are classified as capital leases.  The Company has made all lease payments required under the capital leases, and there are no future obligations.

7.

DUE TO RELATED PARTIES

	January 31, 2004	April 30, 2003
	(Unaudited)	(Audited)

Current portion

Due to a director of the Company CDN$Nil (April 30, 2003 - CDN$50,000)), bears interest at 20%, unsecured, repaid through issuance of capital stock during the current period.	$ -	$ 34,665

Due to a company controlled by a relative of one of the directors (CDN$50,000), bears interest at 20%, unsecured, repaid through issuance of capital stock during the current period.	-	34,665

	$ -	$ 69,330

Long term portion

Due to directors and former directors of the Company (CDN$79,535 (April 30, 2003 – CDN$67,276)), non interest bearing, unsecured, with no specific terms of repayment but not to be repaid within the next year.

	$ 59,778	$ 46,642

EDGETECH SERVICES INC. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2004

8.

CAPITAL STOCK

Common stock

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company’s ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.  The Company’s common stock has no par value.  However, for reporting purposes, the Company has assigned a per share amount of $0.001 to common stock.

Stock options

The Company has a stock option plan enabling it to grant options for up to 2,800,000 shares of common stock to directors and employees of the Company.  The exercise price of all stock options, granted under the stock option plan must be at least equal to the fair market value (subject to regulated discounts) of such shares of common stock on the date of grant.  Stock options granted to directors and employees of the Company generally have a life of five years and frequently vest equally over the first three years.

Following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price

Outstanding at April 30, 2003	1,575,050	$ 0.33
Exercised	(120,000)	0.30

Outstanding at January 31, 2004	1,455,050	$ 0.33

Weighted average fair value of options granted during the period	-	-

Following is a summary of the status of stock options outstanding at January 31, 2004:

Outstanding Options	Exercisable Options

Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$ 0.30	765,050	1.62	$ 0.30	420,050	$ 0.30
0.35	345,000	3.77	0.35	-	-
0.40	345,000	3.77	0.40	-	-

EDGETECH SERVICES INC. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2004

8.

CAPITAL STOCK (cont’d…)

Warrants

As at January 31, 2004, warrants were outstanding enabling the holders to acquire shares of common stock as follows:

Number of Shares	Exercise Price	Expiry Date

225,000	$ 1.00	November 29, 2004
100,000	1.00	November 30, 2004
148,500	1.00	December 13, 2004
118,000	1.00	January 3, 2005
147,000	1.00	February 15, 2005
860,000	1.00	February 25, 2005

9.

COMMITMENTS

The Company has entered into operating lease agreements for its current premises.  The annual lease commitments under these leases are as follows:

2004

$

49,984

2005

39,186

2006

36,026

2007

1,370

Rent expense for the period ended January 31, 2004 was $34,900 (2003 - $38,019).

10.

RELATED PARTY TRANSACTIONS

During the period ended January 31, 2004, the Company entered into the following related party transactions:

a)

Paid $7,171 (2003 - $3,260) in interest on loans to a director and to a Company controlled by a relative of a director of the Company.

Included in accounts payable – related parties is $21,900 as of January 31, 2004 (April 30, 2003 - $21,900) owed to a company owned by a former director of the Company.

The amounts charged to the Company for the services provided have been determined by negotiations amongst the parties and, in certain cases, are covered by signed agreements.  These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

EDGETECH SERVICES INC. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2004

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

12.

SUBSEQUENT EVENT

On February 4, 2004, the Company completed a private placement by issuing 3,704,000 common shares at $0.135 per common share for total proceeds of $500,040.

Item 2. Management Discussion and Analysis and Plan of Operations

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

During the quarter ended October 31, 2003, we received several takeover offers from parties in the United States.  These were previously disclosed on Form 8-K on August 6, 2003 and September 5, 2003.  We acted with the consent of the Board and with the direct advice of legal counsel who was involved in talks from the start.  He acted on our behalf with direct contact with the Securities and Exchange Commission.  We had asked the other parties on numerous occasions to file formal tender offer with the SEC and to prove the existence of funds.  When they failed to do this, we rejected their informal offer and ceased off all communications as disclosed in Form 8-K filed on September 25, 2003.

BUSINESS COMBINATION WITH EDGETECH SERVICES INC.

On May 22, 2002, we completed the acquisition of Edgetech Services Inc. and subsequently changed our name to Edgetech Services Inc. from Secure Enterprise Solutions Inc.

As consideration for all of the common shares of Edgetech Services Inc. we paid $66,000 and issued 16,005,000 common shares to the former stockholders of Edgetech. Legally, our Company is the parent of Edgetech. However, control of the combined companies passed to the former stockholders of Edgetech. This share exchange has been accounted for as a recapitalization of our Company. The consolidated statements of operations and cash flows include Edgetech's results of operations and cash flows for the year ended April 30, 2003, and our results of operations and cash flows from May 22, 2002 (date of acquisition).  The consolidated statements of operations and cash flows for the year ended April 30, 2002, are those of Edgetech. The issued number of shares of common stock is that of our Company. The acquisition was accounted for as a recapitalization of our Company.  The value of the shares issued on the acquisition was based on the fair market value of the net assets acquired, which as of the date of acquisition was $96,648.

A finder’s fee of 825,000 restricted Rule 144 shares was paid to a third party, Mr. Richard Biscan.

We have no further obligations related to the Edgetech acquisition.

For the purposes of this Form 10-QSB, the continuing operations are those of the newly acquired Edgetech as presented for the periods ending January 31, 2004 and 2003.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JANUARY 31, 2004 AND 2003

Revenues increased 55% to $531,598 for the quarter ending January 31, 2004, as compared to the same quarter last year when revenues were $343,257. The increase in revenue this quarter can be attributed to our expansion of our infrastructure of our sales and marketing program.  We continue to benefit from existing clients and are increasing our revenue base from them.

Consulting and subcontractors increased 33% to $463,210 for the quarter ending January 31, 2004 as compared to the same quarter last year when consulting and subcontractors were $347,929.  This increase is related to the increased expansion of our corporate structure, thereby resulting in more fees from our consultants.  We have added consultants to our operations to assist us in this expansion, and while costs are higher, we believe this will help us establish ourselves in potential new markets.  While these costs are expected to continue being high, revenues are expected to increase proportionately.

Selling, general and administration increased 63% to $251,023 for the quarter ending January 31, 2004, as compared to the same quarter last year when selling, general, and administration was $154,301.  This increase was due to increased expenditures incurred from our reorganizing, and the addition of several staff members as part of our expansion.

  We have also incurred much higher travel costs this quarter as we have been working on projects across Canada.   During the current quarter, we have also opened up an office in Quebec, and administrative costs with regards to opening of the Quebec office contributed to the increase in selling, general, and administrative.

Net loss for the quarter ending January 31, 2004, was $187,064 and $203,297 for the same quarter last year.   The decrease in loss is primarily due to the increase in revenue, which increased more in proportion to the increase in consulting, marketing and subcontractors.  Most of the expenses that resulted from the operations of the former Secure Enterprise Solutions Inc have decreased, and expected to stabilize in the coming quarters.

No income taxes were payable in the quarter ended January 31, 2004, or for the quarter ended January 31, 2003, as a result of the operating losses recorded during these periods. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets, and, accordingly, has not booked an income tax benefit as of January 31, 2004. All losses incurred can be carried forward for seven years for Canadian income tax purposes and twenty years for United States income tax purposes.

Loss per share was $0.01 for the quarter ended January 31, 2004, and a loss of $0.01 per share for the same quarter last year.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED JANUARY 31, 2004 AND 2003

Revenues increased 51% to $1,505,948 for the nine month period ending January 31, 2004 as compared to the same period last year when revenues were $1,000,392. The increase was primarily due to continued growth in both our IT Security Practice and our IT Outsourcing lines of business, as well as increases in fees. We are benefiting from strong demand for outsourced IT and security services. Current trends related to security infrastructure development are expected to continue to drive growth.  Sales to our major customers have also increased as we are currently beginning to service these clients across Canada.  We have also expanded our sales force, which is enabling us to expand our revenue base.

Consulting and subcontractors increased 54% to $1,604,363 for the nine month period ended January 31, 2004, as compared to the same quarter last year when consulting and subcontractors were $1,041,089.  As stated above, this increase is part of our continuous efforts to expand our market base.  We have added new consultants and fees have increased proportionately.  While these costs are expected to continue being high, revenues are expected to increase proportionately.

Selling, general and administration increased 54% to $554,280 for the nine month period ending January 31, 2004, as compared to the same period last year when selling, general, and administration was $362,225.  Our expansion into new markets, the addition of new personnel and an increase travel and office related costs have fueled this increase.

Net loss for the nine month period ending January 31, 2004, was $667,711 and $449,300 for the same period last year.   As explained above, the increase in loss is largely attributed to the continued expansion of our corporate infrastructure. Most of the expenses that resulted from the operations of the former Secure Enterprise Solutions Inc have decreased, and expected to stabilize in the coming quarters.

No income taxes were payable in the nine month period ended January 31, 2004 or for the nine month period ended January 31, 2003, as a result of the operating losses recorded during these periods. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets, and, accordingly, has not booked an income tax benefit as of January 31, 2004. All losses incurred can be carried forward for seven years for Canadian income tax purposes and twenty years for United States income tax purposes.

Loss per share was $0.02 for the nine month period ended January 31,2004 and a loss of $0.02 per share for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2004, we had working capital of $178,739, which represented an increase of $60,128 as compared to the working capital position of $118,611 as of April 30, 2003.  There are several factors that contributed to the increase in working capital; these include, exercise of stock options for proceeds of $36,000 and proceeds from loans totaling $377,168.  These loans were settled through the issuance of capital stock during the current period.

Accounts receivable represents 87% of current assets and continues to turn over at acceptable rates.  While our receivables have increased 26% from April 30, 2003, our sales have increased by 51% for the same period.  We have taken steps to improve our collections of receivables.  97% of our assets are current and predominantly made up of receivables from AAA credit rated companies like IBM and MTS. We are currently examining several financing options and negotiating our line of credit with our banker to fund our receivables.

Cash flows used in operating activities for the nine month period ended January 31, 2004, totaled $(351,569), which was primarily due to the loss for the period, offset by non-cash consulting expenses settled through the issuance of common stock.  Cash flows used in operating activities for the nine month period ended January 31, 2003 totaled $(235,396).  The decrease in cash flows is attributable to the increased loss for the current nine months period, and the repayment of accounts payable.

Cash flows from investing activities for the nine months period ended January 31, 2004, totaled $(2,947), in comparison to the cash flows from investing activities for the nine month period ended January 31, 2003, which totaled $21,028.  The nine month period ended January 31, 2003 included $22,945 in cash picked up on the recapitalization of our Company through the acquisition of Edgetech Services Inc. We are now more focused on leasing capital assets through operating leases, and our property and equipment expenditures have therefore decreased.

Cash flows for the nine month period ended January 31, 2004 provided by financing activities totaled $406,403, consisting primarily from the increase of bank indebtedness of $54,100, and offset by proceeds from loans of $377,168. Cash flows for the nine month period ended January 31, 2003, provided by financing activities totaled $198,004, consisting primarily from  proceeds from issuance of capital stock of $178,500.

On February 4, 2004, we closed a private equity placement of $US 500,040 under SEC Regulation ``D'' Rule 506. These funds will provide a foundation for our newly expanded sales and marketing efforts. The private placement, which sold 3,704,000 shares at $0.135 was provided by friendly capital.

Our continued development is dependent upon our receipt of additional equity funding, and cash flows from operations.  Our rate of development and schedule of accomplishments will be largely influenced by the quantity of equity funding received.

We have further plans in place to raise sufficient amount of cash to help us continue to grow our operations and to meet our working capital requirements.  We also intend to hire more executives to assist with our growth and make significant impact to our operations. We have expansion plans into the US marketplace by next year.  We also have several projects that may significantly impact our revenues going forward.  These projects are expected to consummate towards early to mid next year, and are expected to increase our revenue base further.  The mergers and acquisition plans will not be entertained until this structure is firmly in place. The mergers and acquisition strategy will be implemented once we have this foundation in place. The strategy reflects acquiring solution-focused companies at low valuations and subsequently integrates and empowers them into high - value security services providers. While we have assessed several target companies, we have not pursued any acquisitions at the present time.  No assurance is given that future mergers or acquisitions will take place.

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

Item 3. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.

Our management evaluated the disclosure controls and procedures of the Company at March 10, 2004, and found them to be operating efficiently and effectively to ensure that information required to be disclosed by our Company under the general rules and regulations promulgated under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified by rules of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our Company is accumulated and communicated to the management of our Company, including its principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b)

Changes in internal controls.

There were no significant changes in the internal controls of our Company since the date of the evaluation of our Company’s controls or other factors that could significantly affect our Company’s internal controls during the six - month period ended October 31, 2003 and to the date of filing this annual report.

PART II

Item 1. Legal Proceedings.

We are not party to any current or pending legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

There were no changes during the period ended January 31, 2004.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders through solicitation or otherwise during the period ended January 31, 2004.

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

 (B) Reports on Form 8-K

There were no reports on Form 8-K filed for the quarter ended January 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Edgetech Services Inc (Registrant)
By: /S/ Tae Ho Kim, CEO.
Tae Ho Kim
Date: March 15, 2004

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

Date: March 15, 2004

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

March 15, 2004

/S/ Sang Ho Kim

Sang Ho Kim
President

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

March 15, 2004

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

March 15, 2004