Form 10KSB
EDGETECH SERVICES INC
filed 2004-07-29
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[x ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2004____________________________________

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

(Issuer's telephone number ) (416) 441 - 4046

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

State issuer’s revenues for its most recent fiscal year: $2,171,297.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity as of a specified date within the past 60 days:  $4,032,350.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregated market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 40,323,500.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ____; No __X__

Edgetech Services Inc.

Form 10-KSB

Item 14.	Principal accountant fees and services.	38

PART I

Item 1. Description of Business.

OVERVIEW

We were incorporated under the provisions of the General Corporation Act of the State of Nevada, USA on May 16, 1997 as Annex Business Resources Inc.  We became a reporting company under the U.S. Securities and Exchange Act of 1934 on November 20, 1999. We have not undergone any bankruptcy, receivership or similar proceedings. We changed our name to NewsGurus.com, Inc, which later on changed to SETP or Secure Enterprise Solutions Inc. On December 2, 2002 we changed our name to Edgetech Services Inc. (the “Company”) following our acquisition of Edgetech Services Inc. on May 22, 2002. As part of the acquisition, we acquired all of the issued and outstanding capital stock of EdgeTech Services Inc., a private company incorporated under the laws of Ontario, Canada.  We issued 16,005,000 common shares to the former shareholders of EdgeTech Services Inc, and payments of $66,000. Item 6 of this Form 10-KSB goes into further detail of the acquisition. EdgeTech Services Inc. was founded on July 11th, 1995 to provide innovative and effective solutions to help our clients achieve their business goals.  Edgetech Services Inc. is a Total Business Solutions Provider specializing in Information Technology (IT) Security, Enterprise Resource Planning (ERP) and Knowledge Based Systems.

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

Upcoming products include “Bundled Security Packages” designed with Security compliance in mind. These packages will be certified by the various standard organizations to be the technical aspect in the compliance issue.

DEVELOPMENTS DURING 2003 and 2004

We were successful in aligning additional strategic “partners” with companies such as Network Associates, Covelight Systems, Cyberguard and System Detection to name just a few. These “partners” will help in producing the security compliance packages, which would not be complete without our technical expertise.

A number of successful marketing events were presented where many managers, technical experts and executives from many government and Fortune 1000 companies attended. Through these “partnerships” and marketing launches, we were able to generate revenues from the market areas such as the large telcos, provincial and federal governments, financial, insurance and many other organizations.

A number of senior executives and senior sales staff have been added to the team to build a much stronger foundation. Microsoft CRM has been introduced into the company as the new systems for sales automation.

COMPETITION

The competitive environment includes other companies in similar business.  The IT services are highly competitive and fragmented and have low barriers to entry.  We compete with other providers of IT outsourcing. We believe that our principal competitive factors are accurate assessment of our client’s requirements, timely assignment of technical consultants with appropriate skills, and the price of our services. We believe that we have a market lead on our products and services. The branding and general awareness of Edgetech in the Fortune 1000 has been in place earlier than the competition and we plan to take a good percentage of the market share in the IT security solutions offering.

CLIENTS

We have concentrations with respect to the volume of business conducted with several major customers.  For the years ended April 30, 2004 and 2003, we had sales of $580,341 to IBM (2003 - $697,084), and $610,274 to LGS (2003 - $319,329), which were in excess of 10% of total sales for the years presented.

RESEARCH AND DEVELOPMENT

We spent approximately $40,000 in consulting fees to further develop its solutions during fiscal 2003 through 2004.  These costs have been expensed during the current year as part of consulting expense.

EMPLOYEES

We currently employ approximately twelve full time staff at the Toronto office, two at the Winnipeg office, one in Calgary and two staff in New York. We have approximately nineteen subcontractors.

Item 2. Description of Property.

We occupy office space in two locations.  Our head office is at 18 Wynford Drive, Toronto, Ontario, M3C 3S2, which has approximately 3500 square feet of office space.  We have an operating lease on the premises until December 14, 2006.  The current occupancy rate is approximately $12 per square foot.  Our second office is located at 175 Carlton Street, Winnipeg, Manitoba, R3C 3S9, which has approximately 600 square feet. We have an operating lease on the premises until March 31, 2005.  The current occupancy rate is approximately $10 per square foot.  We believe that these facilities will be adequate to meet our requirements for the foreseeable future and that suitable additional space will be available if needed. Other than described above, neither we, nor our subsidiary presently own or lease any other property or real estate.

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

As of July 27, 2004, there are approximately 2,200 shareholders holding our issued common shares.  The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $2,903,950 as of the closing price of $0.10 per share on July 27, 2004 on the OTC.BB.  There are 2,633,500 options and warrants to purchase additional common shares of the Company.

Table No. 1 lists the high and low closing sales prices on the OTC.BB for our common shares for the last one year period.  The price was $0.16 on April 30, 2004 at our year end.

Table No. 1

OTC.BB Stock Exchange

Date	Open	High	Low	Close	Average Volume
April 30/04	0.15	0.17	0.13	0.16	94,251
March 31/04	0.17	0.17	0.14	0.15	119,685
February 29/04	0.17	0.19	0.16	0.16	97,086
January 31/04	0.16	0.20	0.15	0.17	165,790
December 31/03	0.19	0.19	0.15	0.16	182,726
November 30/03	0.17	0.19	0.16	0.17	205,081
October 31/03	0.25	0.26	0.16	0.17	296,095
September 30/03	0.33	0.53	0.22	0.25	891,747
August 31/03	0.51	0.52	0.22	0.33	1,240,747
July 31/03	0.16	0.75	0.14	0.50	1,266,104
June 30/03	0.15	0.19	0.14	0.16	233,271
May 31/03	0.17	0.24	0.14	0.15	324,890

Other than described above, our shares of common stock are not and have not been listed or quoted on any other exchange or quotation system.

DIVIDENDS

There are no restrictions that limit our ability to pay dividends on our common stock.  We have not declared any dividends since incorporation and we do not anticipate doing so in the foreseeable future.  Our present policy is to retain future earnings for use in our operations and expansion of our business.

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

For the purposes of this Form 10-KSB, previous financial results were recorded in Canadian dollars and were converted into US dollars using the current rate method. Table No.2 shows the exchange rates used when converting Edgetech’s financial statements from Canadian to US dollars.

Table No.2

Year	Average	April 30
2004	1.3498	1.3721
2003	1.5396	1.4424

RESULTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 2004 AND 2003

Revenues increased 53% to $2,171,297 during Fiscal 2004 as compared to Fiscal 2003 when revenues were $1,420,006. The increase was primarily due to continued growth in both our IT security practice and our IT outsourcing lines of business. Also included in the total revenues for Fiscal 2004 is $626,656 in hardware sales, which we began selling during the latter part of Fiscal 2004, and expect to continue into 2005.  There were no hardware sales during fiscal 2003. We are benefiting from strong demand for outsourced IT and security services. Current trends related to security infrastructure development are expected to continue to drive growth.

Consulting and subcontractors increased 31% to $1,772,865 during Fiscal 2004 as compared to fiscal 2003 when consulting and subcontractors were $1,351,905.  The increase is due primarily to the relative increase in sales.

Selling, general and administration increased 85% to $551,798 during fiscal 2004 as compared to fiscal 2003 when selling, general, and administration was $298,352.  This increase was due to increased expenditures incurred from our reorganizing, and the addition of several staff members in preparation for increased expansion.

During fiscal 2003, we wrote off the balance of a note receivable in the amount of $11,750.  The note receivable related to the sale of media assets to former shareholders of our Company.  The note was non-interest bearing and unsecured.  The note holders had the legal option to offset any amounts owed to them by the note.  During fiscal 2003, $36,250 was offset against liabilities owed to these former shareholders.  We have determined that it is unlikely that the balance will be collected, and accordingly we wrote off the balance to operations.

Net loss for fiscal 2004 was $1,187,944 and $556,094 for fiscal 2003. The increase in loss for the year is due to increased costs associated with creating and implementing a corporate reorganization and hiring of additional executive and senior sales staff to implement an aggressive growth strategy. We anticipate these costs to decrease in the coming year.

No income taxes were payable in 2004 or in 2003, as a result of the operating losses recorded during those years. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets, and, accordingly, has not booked an income tax benefit as of April 30, 2004 and 2003. All losses incurred can be carried forward for seven years for Canadian income tax purposes and twenty years for United States income tax purposes.

Loss per share was $0.03 for fiscal 2004 and a loss of $0.02 per share for fiscal 2003.

SEASONALITY

Our business is not subject to seasonality, as companies require ongoing services throughout the year.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2004, we had working capital of $273,711, which represented an increase of $155,100 as compared to the working capital position of $118,611 as of April 30, 2003. The primary reason for the increase in working capital was due to the shares issued for cash which raised $536,000 as well as loans received totaling $377,168.

Accounts Receivable represents 69% of current assets and continues to turn over at acceptable rates. 97% of the Company’s assets are current and predominantly made up of receivables from AAA credit rated companies like IBM and BMO. We are currently examining several financing options and negotiating our line of credit with our banker to fund our receivables.

Cash flows used in operating activities for fiscal 2004 totaled ($602,644), which was primarily due to the loss for the year. Cash flows used in operating activities for fiscal 2003 totaled ($268,964).  The increase in cash outflows from operating activities between 2004 and 2003 is primarily due to the expansion of our Company and the reorganization of our business. These factors contributed to greater one-time expenses. Many of the consulting expenses were settled through the issuance of common stock, which is one of the reasons why the cash outflow from operations is significantly lower than our loss for the year.

Cash flows used in fiscal 2004 from investing activities totaled $(8,381), which was attributed to the purchase of equipment. Cash flows from fiscal 2003 totaled $22,733 consisting of cash acquired on the acquisition of Edgetech Services Inc. We are now more focused on leasing capital assets through way of operating leases, and our property and equipment expenditures have therefore decreased.

Cash flows from financing activities for fiscal 2004 totaled $738,147, consisting primarily from issuance of capital stock for cash of $536,000 and loans payable of $377,168. Cash flows from financing activities for fiscal 2003 totaled $244,483, consisting primarily of issuance of capital stock of $195,613, and bank indebtedness of $109,043. The increase in cash flows from financing activities between 2004 and 2003 is primarily attributed to the cash raised from the issuance of common stock, and the loans payable.

Our continued development is almost entirely dependent upon our receipt of additional equity funding. Our rate of development and schedule of accomplishments will be largely influenced by the quantity of equity funding received.

We plan to hire a number of executive sales and marketing staff to build a first class team to attack the fortune 1000 companies and apply our organic growth strategy. We plan to raise $1,000,000 over the next 12 months to cover the costs of the additional staff and working capital requirements through funds raised by private placement and financial organizations. The mergers and acquisition plans will not be entertained until this structure is firmly in place. The mergers and acquisition strategy will be implemented once we have this foundation in place. The strategy acquires solution-focused companies at low valuations and subsequently integrates and empowers them into high value security services providers. While, we have assessed several target companies, we have not pursued any acquisitions at the present time.  No assurance is given that future mergers or acquisitions will take place.

We do not currently have sufficient funds to fully develop our business plans.  Our financial statements have been prepared using accounting principles generally accepted in the United States applicable to a going concern.  We will not remain a going concern without additional capital.  This accounting treatment contemplates the realization of assets and liquidation of liabilities in the normal course of our business.  We have increased our revenue but without additional capital or profitable operations our ability to operate as a going concern is uncertain. We require additional capital or profitable operations in order to continue operating over the next twelve months.

A number of marketing conferences are planned to be presented with our largest “partners” and to bring the awareness of Edgetech compliancy packages to our clients.

We have raised $536,000 through a private placement of our common stock, and the exercise of stock options, which were used to offset outstanding liabilities and add to our increasing working capital requirements.  Our working capital needs have risen due to increased sales during the current year.

During fiscal 2003 and 2004, we have added over ten additional “corporate partnerships” with the total now exceeding more than thirty, including those with some of the leading security technology companies in the world. These “partnerships” enable us to offer a broader suite of products and services to potential clients and thus enhance our potential for growth. Additional “corporate partnerships” are contemplated and additions or deletion in the list of corporate partners could occur at any time.

One of our key strategies is to “own” the relationship with major enterprise-class clients in the premium IT security space.  We are also investigating plans to acquire proprietary technology in the network monitoring space to offer leading edge network management services.  Furthermore, we expect to perform beta testing on a new security product, details of which will be announced if and as appropriate.

We have taken steps to reduce expenses. Other persons are contracted for specific projects at any given time. We expect to hire additional employees or contract with consultants, primarily in the fields of marketing and sales, if and as corporate financing is available.  All existing and future positions are dependent to some degree upon our ability to raise expansion capital.

Item 7. Financial Statements.

EDGETECH SERVICES INC.

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Edgetech Services Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Edgetech Services Inc. and Subsidiary (the Company) as of April 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has used, rather than provided, cash from operations and has an accumulated deficit of $1,865,341 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dohan and Company, CPA's

Miami, Florida

June 11, 2004

EDGETECH SERVICES INC.

CONSOLIDATED BALANCE SHEETS

AS AT APRIL 30,

	2004	2003

ASSETS

Current
Cash	$ 143,967	$ 17,841
Accounts receivable net of allowance of $Nil (2003 - $10,985)	494,444	401,941
Inventory	43,099	-
Prepaid expenses (Note 4)	32,364	190,152
Deferred tax asset less valuation allowance of $410,585 (2003 - $198,377)	-	-

Total current assets	713,874	609,934

Property and equipment (Note 5)	18,998	15,302
	474	451
Other assets

Total assets	$ 733,346	$ 625,687

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC.

CONSOLIDATED BALANCE SHEETS

AS AT APRIL 30,

		2004	2003
Continued…

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Bank indebtedness (Note 7)		$ -	$ 116,389
Accounts payable and accrued liabilities		381,793	283,704
Accounts payable and accrued liabilities – related parties (Note 11)		21,900	21,900
Current portion of due to related parties		36,470	69,330

Total current liabilities		440,163	491,323

Due to related parties (Note 8)		36,266	46,642

Total liabilities		476,429	537,965

Commitments (Note 10)

Stockholders’ equity
Capital stock (Note 9)
Authorized
50,000,000	common shares with a par value of $0.001
25,000,000	preferred shares with a par value of $0.001
Issued and outstanding
39,217,950	common shares (2003 – 31,334,950)	39,218	31,335
Additional paid-in capital		2,116,980	764,443
Accumulated other comprehensive loss		(33,940)	(30,659)
Accumulated deficit		(1,865,341)	(677,397)

Total stockholders’ equity		256,917	87,722

Total liabilities and stockholders’ equity		$ 733,346	$ 625,687

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEAR ENDED APRIL 30,

	2004	2003

REVENUES
Information Technology (“IT”) Consulting	$ 1,545,641	$ 1,420,006
Hardware sales	625,656	-

	2,171,297	1,420,006

COST OF HARDWARE SALES	496,589	-

GROSS PROFIT	1,674,708	1,420,006

EXPENSES
Depreciation and amortization	5,421	4,957
Consulting and subcontractors	1,772,865	1,351,905
Consulting and subcontractors – related party (Note 13)	-	46,339
Salaries and management fees	519,072	243,256
Selling, general and administration	551,798	298,352

	(2,849,156)	(1,944,809)

Loss before other expenses	(1,174,448)	(524,803)

OTHER EXPENSES
Write-off of note receivable (Note 6)	-	11,750
Write-off of capital assets	-	5,285
Interest expense	13,496	14,256

Total other expenses	(13,496)	(31,291)

Loss before income taxes	(1,187,944)	(556,094)

Provision for income taxes	-	-

Net loss for the year	$ (1,187,944)	$ (556,094)

Basic and diluted loss per common share	$ (0.03)	$ (0.02)

Weighted average number of common shares outstanding	35,737,994	28,308,792

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	Capital Stock			Accumulated Other
	Number of Shares	Amount	Additional Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Total

Balance at April 30, 2002	16,005,000	$ 16,005	$ -	$ 596	$ (121,303)	$ (104,702)

Acquisition of assets of Edgetech
Services Inc.	11,659,000	11,659	84,989	-	-	96,648

Shares issued for finders' fee
on the acquisition of
Edgetech Services Inc.	825,000	825	(825)	-	-	-

Shares issued for cash	1,039,950	1,040	194,573	-	-	195,613

Shares issued for services	236,000	236	116,876	-	-	117,112

Shares issued for prepaid
consulting	1,000,000	1,000	249,000	-	-	250,000

Shares issued for settlement
of debt	570,000	570	119,830	-	-	120,400

Cumulative translation adjustment	-	-	-	(31,255)	-	(31,255)

Net loss for the year	-	-	-	-	(556,094)	(556,094)

Balance at April 30, 2003	31,334,950	31,335	764,443	(30,659)	(677,397)	87,722

Shares issued for cash	3,824,000	3,824	532,176	-	-	536,000

Shares issued for services	2,296,000	2,296	468,309	-	-	470,605

Shares issued for settlement
of debt	1,763,000	1,763	352,052	-	-	353,815

Cumulative translation adjustment	-	-	-	(3,281)	-	(3,281)

Net loss for the year	-	-	-	-	(1,187,944)	(1,187,944)

Balance at April 30, 2004	39,217,950	$ 39,218	$ 2,116,980	$ (33,940)	$ (1,865,341)	$ 256,917

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED APRIL 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$ (1,187,944)	$ (556,094)
Items not affecting cash:
Depreciation and amortization	5,421	4,957
Bad debt expense	-	10,985
Stock issued for services and prepaid expenses	637,322	200,445
Write-off of note receivable	-	11,750
Write-off of capital assets	-	5,285

Changes in assets and liabilities:
Increase in accounts receivable	(73,309)	(168,041)
(Increase) decrease in prepaid expenses	(7,856)	25,066
Increase in inventory	(43,810)	-
Increase in accounts payable and accrued liabilities	67,532	196,683

Net cash used in operating activities	(602,644)	(268,964)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,381)	(212)
Cash acquired on recapitalization	-	22,945

Net cash provided by (used in) investing activities	(8,381)	22,733

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness	(124,370)	109,043
Loan payable	377,168	(3,167)
Due to related parties	(49,989)	(48,279)
Capital lease obligations	(662)	(8,727)
Issuance of capital stock	536,000	195,613

Net cash provided by financing activities	738,147	244,483

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED APRIL 30,

	2004	2003
Continued…

Effect of exchange rate changes on cash	(996)	1,235

Change in cash during the year	126,126	(513)

Cash, beginning of year	17,841	18,354

Cash, end of year	$ 143,967	$ 17,841

Supplemental disclosure with respect to cash flows:
Common shares issued for services	$ 470,605	$ 117,112
Common shares issued for recapitalization	-	96,648
Common shares issued for settlement of debt	353,815	120,400
Common shares issued for prepaid expenses	-	250,000
Interest paid	13,496	14,256
Income taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003

1.

HISTORY AND ORGANIZATION OF THE COMPANY

Edgetech Services Inc. (the “Company”) was incorporated under the laws of Nevada on May 16, 1997 as Newsgurus.com, Inc. and changed its name to Secure Enterprise Solutions Inc. on January 10, 2002, and then to Edgetech Services Inc. following the acquisition described below. The Company is in the business of providing information technology (IT) security consulting services, and during the current year, began to sell security hardware.  The Company operates from facilities in Toronto, Canada.

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

ii)

The consolidated statement of operations and cash flows for the year ended April 30, 2004, includes both Edgetech and the Company’s. The consolidated statements of operations and cash flows for the year ended April 30, 2003, include the results of operations and cash flows of Edgetech and the Company’s from May 22, 2002 (date of acquisition).

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

EDGETECH SERVICES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003

2.

GOING CONCERN (cont’d…)

The operations of the Company have primarily been funded by the issuance of capital stock and revenue from operations.  Continued operations of the Company are dependent on the Company's ability to complete public or private equity financing or generate profitable operations in the future.  Management's plan in this regard is to secure additional funds through operations through equity financing and through loans made by financial institutions and stockholders of the Company.

	2004	2003

Accumulated deficit	$ (1,865,341)	$ (677,397)
Working capital	273,711	118,611

3.

SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies adopted by the Company are as follows:

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All significant inter-company transactions have been eliminated upon consolidation.

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the year.  Actual results could differ from these estimates. Estimates are used when accounting for items and matters such as allowance for uncollectible accounts receivable, inventory obsolescence, and amortization.

Foreign currency translation

The Company's operations are substantially through a Canadian subsidiary whose functional currency is the Canadian dollar. These consolidated financial statements are stated in United States dollars. Assets and liabilities denominated in Canadian dollars are translated to United States dollars using the exchange rate in effect at the year end date. Revenue and expenses are translated to United States dollars using the average rate of exchange for the respective period.

Exchange gains and losses arising on this translation are excluded from the determination of income and are reported as a foreign currency translation adjustment in stockholders' equity.

EDGETECH SERVICES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003

3.

SIGNIFICANT ACCOUNTING POLICIES (cont'd…)

Accounts receivable

Trade and other accounts receivable are carried at face value less any provisions considered necessary. Accounts receivable primarily includes trade receivables from customers and Goods and Services Tax receivable in Canada.  The Company estimates doubtful accounts on an item-to-item basis and includes over aged accounts as part of allowance for doubtful accounts, which are generally accounts that are ninety-days overdue.  Bad debt expense for the year ended April 30, 2004, was $Nil (2003 – $10,985).

Inventory

Inventory is valued at the lower of weighted average cost and net realizable value.  Inventory consists of computer hardware.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation.  Depreciation is recorded annually on a declining balance basis at the following annual rates:

Office equipment and furniture	20%
Computer equipment	30%

Impairment of long-lived assets

Long-lived assets and certain identifiable recorded intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell. At April 30, 2004 and 2003, the Company does not have any long-lived assets reported on its consolidated balance sheets.

Revenue recognition

The Company has two sources of revenues: IT Consulting services and sales of hardware.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the client, the sales price is fixed or determinable, and collectbility is reasonably assured.   Revenues from IT consulting services only fluctuate from the original arrangements when the customer requires additional services.  Revenues from hardware sales is recognized when the product is shipped to the client and when there are no unfulfilled company obligations that affect the client’s final acceptance of the arrangement. The Company does not have any multiple-element arrangements.

EDGETECH SERVICES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003

3.

SIGNIFICANT ACCOUNTING POLICIES (cont'd…)

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

The following table illustrates the effect on net loss for the year and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	2004	2003

Net loss for the year, as reported	$ (1,187,944)	$ (556,094)

Add: Total stock-based employee compensation expense included in loss as reported, determined under APB 25, net of related tax effects	-	-

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(36,032)	(36,032)

Pro-forma net loss	$ (1,223,976)	$ (592,126)

Basic and diluted net loss per share, as reported	$ (0.03)	$ (0.02)

Basic and diluted net loss per share, pro-forma	$ (0.03)	$ (0.02)

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003

Expected dividend yield	-	-
Expected stock price volatility	-	187%
Risk-free interest rate	-	2.92%
Expected life of options	-	5 years

EDGETECH SERVICES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003

3.

SIGNIFICANT ACCOUNTING POLICIES (cont'd…)

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

Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered and settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.  A valuation allowance is recorded for deferred tax assets when it is not more likely than not that such deferred tax assets will be realized.

Net loss per share

Basic loss per share is computed using the weighted average number of common shares outstanding during the periods.  Diluted loss per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants outstanding during the period.  As the Company has a net loss in each of the periods presented, basic and diluted net loss per share is the same, as any exercise of the share purchase options or warrants outstanding would be anti-dilutive.

Recent accounting pronouncements

In December 2003, FASB issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” ("FIN 46") (revised in December 17, 2003).  The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities.  A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both.  FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 15, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 15, 2004.

In April 2003, FASB issued Statements of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”).  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”.  SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003.

In May 2003, FASB issued Statements of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

EDGETECH SERVICES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003

3.

SIGNIFICANT ACCOUNTING POLICIES (cont'd…)

Recent accounting pronouncements (cont’d…)

The adoption of these new pronouncements is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Comparative figure

Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

4.

PREPAID EXPENSES

Prepaid expenses consisted of consulting fees paid in advance of services rendered and now primarily consist of prepaid insurance.  The Company has fully amortized $250,000 related to the issuance of 1,000,000 common shares of the Company valued at $250,000.  The amount was being amortized on a straight-line basis over twelve months as the services were rendered.  The price used to value the shares was the closing market value on the date of the commitment to issue the shares.

5.

PROPERTY AND EQUIPMENT

	2004			2003
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value

Office equipment and
furniture	$ 14,558	$ 8,722	$ 5,836	$ 13,848	$ 6,909	$ 6,939
Computer equipment	43,078	29,916	13,162	33,135	24,772	8,363

	$ 57,636	$ 38,638	$ 18,998	$ 46,983	$ 31,681	$ 15,302

During the current year, the Company wrote-off fully depreciated equipment with an original cost of $14,082.

6.

NOTE RECEIVABLE

During fiscal 2003, the Company received a note receivable related to the sale of media assets to former shareholders of the Company.  The note was non-interest bearing and unsecured.  The note holders had the legal option to offset any amounts owed to them by the note.  During fiscal 2003, $36,250 was offset against liabilities owed to these former shareholders.  Management then determined that the remaining $11,750 would unlikely be collectible and accordingly charged the balance to the consolidated statement of operations.

EDGETECH SERVICES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003

7.

BANK INDEBTEDNESS

	2004	2003

Bank overdraft	$ -	$ 46,543
Demand loan	-	69,846

	$ -	$ 116,389

Interest on the demand loan was calculated at prime plus 2.5%.  At April 30, 2004 and 2003, the Company had an unutilized line-of credit of approximately $73,000 and $Nil, respectively. The bank indebtedness was secured by an assignment of accounts receivable.

8.

DUE TO RELATED PARTIES

	2004	2003

Current portion
Due to a director of the Company (CDN$50,000), bears interest at 20% per annum, unsecured, due on November 15, 2004.	$ 36,470	$ 34,665

Due to a company controlled by a relative of a director (2003 - CDN$50,000), bears interest at 20% per annum, unsecured, was due on November 15, 2003 and repaid through issuance of shares.	-	34,665

	$ 36,470	$ 69,330

Long term portion
Due to directors and former directors of the Company (CDN$49,945 (2003 – CDN$67,276)), non interest bearing, unsecured, with no specific terms of repayment but not to be repaid within the next year.	$ 36,266	$ 46,462

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

EDGETECH SERVICES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003

9.

CAPITAL STOCK (cont’d…)

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

Following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price

Outstanding at April 30, 2002 and 2001	1,060,000	$ 0.26
Granted	1,380,000	0.33
Forfeited	-	-
Exercised	(865,000)	0.24

Outstanding at April 30, 2003	1,575,000	$ 0.33
Granted	-	-
Expired	(420,000)	0.30
Exercised	(120,000)	0.30

Outstanding at April 30, 2004	1,035,000	$ 0.35

Following is a summary of the status of stock options outstanding at April 30, 2004:

	Outstanding Options			Exercisable Options
Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$ 0.30	345,000	3.60	0.30	345,000	$ 0.30
0.35	345,000	3.60	0.35	-	-
0.40	345,000	3.60	0.40	-	-

EDGETECH SERVICES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003

9.

CAPITAL STOCK (cont’d…)

Warrants

As at April 30, 2004, warrants were outstanding enabling the holders to acquire shares of common stock as follows:

Number of Shares	Exercise Price	Expiry Date

225,000	$ 1.00	November 29, 2004
100,000	1.00	November 30, 2004
148,500	1.00	December 13, 2004
118,000	1.00	January 3, 2005
147,000	1.00	February 15, 2005
860,000	1.00	February 25, 2005

10.

COMMITMENTS

The Company entered into operating lease agreements for its current premises and for computer equipment.  The annual lease commitments under these leases are as follows:

2005	$ 78,585
2006	74,477
2007	49,263
2008	28,462
2009	17,735

$ 248,522

Rent expense for the year ended April 30, 2004 was $37,704 (2003 - $28,994).

11.

RELATED PARTY TRANSACTIONS

During the year ended April 30, 2004, the Company entered into the following related party transactions:

a)

Settled $37,250 (2003 - $56,150) of amounts owing to former directors of the Company through issuance of capital stock and offsetting of a note receivable from the former directors.

b)

Paid or accrued consulting fees of $Nil (2003 - $46,339) to former directors.

c)

Paid $9,301 (2003 - $4,544) in interest on loans to a director and to a Company owned by a relative of a director.

Included in accounts payable is $21,900 (2003 - $21,900) owed to a Company owned by a former director.

EDGETECH SERVICES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003

11.

RELATED PARTY TRANSACTIONS (cont’d…)

The amounts charged to the Company for the services provided have been determined by negotiations amongst the parties and, in certain cases, are covered by signed agreements.  These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

12.

INCOME TAXES

Income tax benefits attributable to losses from United States of America and Canadian operations was $Nil for the years ended April 30, 2004 and 2003, and differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent to pretax losses from operations as a result of the following:

	2004	2003

Computed "expected" tax benefit	$ 403,901	$ 189,072
Increase in income taxes resulting from income taxes in a higher tax jurisdiction	6,684	9,305
Change in valuation allowance	(410,585)	(198,377)

	$ -	$ -

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 2004 and 2003, are presented below:

	2004	2003

Deferred tax assets:
Net operating loss carry forwards	$ 803,045	$ 399,422

Change in valuation allowance	(803,045)	(399,422)

Total deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of April 30, 2004 and 2003, was $803,045 and $399,422, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

EDGETECH SERVICES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003

12.

INCOME TAXES (cont’d…)

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in assessing the realizability of deferred tax assets.  In order to fully realize the deferred tax asset attributable to net operating loss carryforwards, the Company will need to generate future taxable income of approximately $2,400,000 prior to the expiration of the net operating loss carryforwards.  Of the $803,045 operating loss carryforwards, $272,660 is attributable to Canada, and expires between 2005 to 2011.  The remaining $530,385 is attributable to the United States and begins to expire in 2017.

13.

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

14.

CONCENTRATIONS

Major Customers

The Company has concentrations with respect to the volume of business conducted with several major customers in Canada.  For the year ended April 30, 2004, the Company made sales of $580,341 and $610,274 to two customers which were in excess of 10% of total sales for 2004.  For the year ended April 30, 2003, the Company made sales of $697,084 and $319,329 to two customers which were in excess of 10% of total sales for 2003.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.  The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in Canada amongst a small number of customers.  At April 30, 2004, four customers totalling $126,887, $88,576, $86,739, and $70,269 accounted for total accounts receivable greater than 10%.  At April 30, 2003, two customers totalling $142,015 and $241,011 accounted for total accounts receivable greater than 10%.  The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.  The Company’s major receivables are with high quality, large corporations.

15.

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities, and due to related parties.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying value, due to their short-term maturities or ability of prompt liquidation.

The fair value of the long-term portion of due to related parties is not determinable as it has no repayment terms.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8 A. Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures.

The management of our Company evaluated the disclosure controls and procedures of the Company as at June 3, 2004 and found them to be operating efficiently and effectively to ensure that information required to be disclosed by our Company under the general rules and regulations promulgated under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified by rules of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our Company is accumulated and communicated to the management of our Company, including its principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b)

Changes in internal controls.

There were no significant changes in the internal controls of our Company since the date of the evaluation of our Company’s controls or other factors that could significantly affect our Company’s internal controls during the year ended April 30, 2004 and to the date of filing this annual report.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Our directors and executive officers as of the date of this Report are as follows:

Name	Age	Position
Tae Ho Kim	41	Chief Executive Officer
Sang Ho Kim	39	President, CFO and Chairman of our Board of Directors.
Robert Pollack	63	Director
Fred Fulcher	71	Director

Mr. Tae Ho Kim was appointed as a director in December 2002, and does not serve as director to any other company.  Mr. Kim is the CEO of Edgetech Services Inc. Since 1998 he has been a partner and co-founder of Edgetech Services Inc. From 1994-1998 Mr. Kim was a financial consultant and senior consultant at CIBC Wood Gundy Securities Inc; and from 1993-1994 a financial advisor at Midland Walwyn Capital Inc. From 1990-1993 Mr. Kim was an account officer at CIBC – Winnipeg Corporate Banking Centre. He was previously also involved in small business activities.

Tae Ho Kim offers a strong background in financial analysis through his experience in the financial industry. His operations and management experience in Edgetech Services Inc. has broadened his experience into several sectors of the technology industry and he is well-known in his industry sector.

Mr. Sang Ho Kim, B.SC, P.Eng, was appointed as a director in December 2002, and serves also as CEO and director of Modena 1 Inc.  Mr. Kim is the President of Edgetech Services Inc. and co-founder of Edgetech Services Inc. Sang Ho Kim is primarily responsible for building Edgetech Services from a 3-person startup to a successful consulting practice with over 20 staff and 400% revenue growth since 1998.

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

He holds an MBA from General Electric’s Crotonville School of Management, Seventy-five graduate credits at the Masters level in electrical engineering & computer science from Bell Labs, and a BS from the City University of New York in Physics and Mathematics. Bob also is honorably discharged from the US Army.

As disclosed in the 8-K filed on July 23, 2004, Robert Pollack resigned from the board of directors on July 21, 2004.

Fred Fulcher, CA, CPA, was appointed as a director in December 2002, and does not serve as a director of any other company.  Mr. Fulcher has over 35 years experience with large diversified corporations in senior management positions. Since 1993 he has been a business consultant under contract to the Winnipeg Airport Authority.

His corporate business experience has included 10 years with Ford Motor Company (latterly as Operations Controller), 1.5 years with Burns Foods as Corporate Controller, and over 23 years with James Richardson & Sons Limited, a privately owned business conglomerate as VP Corporate Planning & Development.  His diversified business background has involved extensive corporate budgeting, profit planning, financial modeling, organization planning, communications and manpower planning responsibilities. This has included a strong mix of business studies, problem-solving assignments and board-level presentations.

Mr. Fulcher is currently Special Consultant to the CEO, Winnipeg Airport Authority and a member of the Canadian Airports Council.

Donald R. George has replaced Mr. Pollack on the board as of July 21, 2004. Mr. George holds a Bachelor of Arts degree from the University of Winnipeg and a Bachelor of Laws degree from the University Manitoba.  Mr. George has practiced law in Manitoba since 1985 and concentrates his practice in real estate, civil litigation, estates and commercial transactions.  Mr. George currently is a lawyer and an investment advisor with the Blackstone Investment Group where he has practiced since 2003.

COMPOSITION OF OUR BOARD OF DIRECTORS

We currently have four directors. All directors currently hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Our officers are appointed annually by the Board of Directors and hold office until their successors are appointed and qualified. Pursuant to the Company’s by-laws, the number of directors shall be increased or decreased from time to time by resolution of the Board of Directors or the shareholders.  No director or executive officer of ours has been a director or executive director of any business, which has filed a bankruptcy petition, or had a bankruptcy petition filed against it.  No director or executive officer of ours has been convicted of a criminal offence or is the subject of a pending criminal proceeding.  No director or executive officer of ours has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.  No director or officer of ours has been found by a court to have violated a federal or state securities of commodities law.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish our Company with copies of all Section 16(a) forms they file.

Our Company's officers, directors and greater than ten percent beneficial owners filed in a timely manner in accordance with Section 16(a) filing requirements.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options /	All Other Compensation
		$	$	$	$	SARs (#)	$
Tae Ho Kim - CEO	2004	56,675	-	-	-	450,000 (1)	-
	2003	24,723	-	-	-	-	-
Sang Ho Kim – President	2004	57,430	-	-	-	450,000 (2)	-
	2003	27,945	-	-	-	-	-

(1) During fiscal 2003, 600,000 stock options were granted to Tae Ho Kim, of which 150,000 were exercised at $0.25 per common share for a dollar value of $37,500 during 2003. The granting of the 600,000 stock options represented 43% of the total options granted to employees during fiscal 2003.  There were no stock options granted during fiscal 2004. As of April 30, 2004, 450,000 options remain outstanding for Tae Ho Kim as follows: 150,000 stock options at $0.30 per common share that vested on November 1, 2003; 150,000 stock options at $0.35 per common share that vest on November 1, 2004; and 150,000 stock options at $0.40 per common share that vest on November 1, 2005.  All of the stock options expire on November 7, 2007.  None of the options are in-the-money as of April 30, 2004 or July 27, 2004.

(2) During fiscal 2003, 600,000 stock options were granted to Sang Ho Kim, of which 150,000 were exercised at $0.25 per common share for a dollar value of $37,500 during 2003. The granting of the 600,000 stock options represents 43% of the total options granted to employees during fiscal 2003,.  As of April 30, 2004, 450,000 options remain outstanding for Sang Ho Kim as follows: 150,000 stock options at $0.30 per common share that vested on November 1, 2003; 150,000 stock options at $0.35 per common share that vest on November 1, 2004; and 150,000 stock options at $0.40 per common share that vest on November 1, 2005.  All of the stock options expire on November 7, 2007.  None of the options are in-the-money as of April 30, 2004 or July 27, 2004

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of July 27, 2004 by: each person known by us to beneficially own 5% or more of our outstanding common stock; each of our directors; each of the Named Executive Officers; and all of our directors and Named Executive Officers as a group.

In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or debentures held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of July 27, 2004 are deemed outstanding.

Percentage of beneficial ownership is based upon 40,323,500 shares of common stock outstanding at July 27, 2004. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.  Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Edgetech Services Inc, 18 Wynford Drive, Suite 615, Toronto, Ontario, M3C 3S2.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
Tae Ho Kim - CEO C/O Edgetech Services Inc.	5,525,769 $0.001 Par Value, Common Stock	(1)	13.7%

Sang Ho Kim – President, CFO C/O Edgetech Services Inc.	6,058,231 $0.001 Par Value, Common Stock	(2)	15.0%

Frederick M Fulcher - Director C/O Edgetech Services Inc,	438,692 $0.001 Par Value, Common Stock	(3)	1.1%
Sutharsan Kunaratnam Private Investor	2,593,000 $0.001 Par Value, Common Stock	(3)	6.4%
Robert Pollack – Director C/O Edgetech Services Inc. (resigned on July 21, 2004)	44,000 $0.001 Par Value, Common Stock	(3)	0.1%

All directors and Named Executive Officers as a group (4 persons)	14,659,692 $0.001 Par Value, Common Stock		36.3%

(1) Tae Ho Kim also holds 150,000 stock options at $0.30 per common share that vested on November 1, 2003; 150,000 stock options at $0.35 per common share that vest on November 1, 2004; and 150,000 stock options at $0.40 per common share that vest on November 1, 2005.  All of the stock options expire on November 7, 2007.  The options that have not been vested are not included in the number of shares beneficially owned, as they cannot be acquired within 60 days of the date of this annual report. Tae Ho Kim does not hold any warrants.

(2) Sang Ho Kim also holds 150,000 stock options at $0.30 per common share that vested on November 1, 2003; 150,000 stock options at $0.35 per common share that vest on November 1, 2004; and 150,000 stock options at $0.40 per common share that vest on November 1, 2005.  All of the stock options expire on November 7, 2007.  The options that have not been vested are not included in the number of shares beneficially owned, as they cannot be acquired within 60 days of the date of this annual report.  Sang Ho Kim does not hold any warrants.

(3)These individuals do not have any stock options or warrants.

We are not aware of any arrangements, which may result in “changes in control” as that term is defined by the provisions of Item 403 (C) of Regulation S-B.

Item 12. Certain Relationships and Related Transactions.

During the year ended April 30, 2004, we entered into the following related party transactions:

a)

Settled $37,250 (2003 - $56,150) of amounts owing to former directors of the Company through issuance of capital stock and offsetting of a note receivable from the former directors.

b)

Paid or accrued consulting fees of $Nil (2003 - $46,339) to former directors.

c)

Paid $9,301 (2003 - $4,544) in interest on loans to a director and to a company owned by a relative of a director.

Included in accounts payable is $21,900 (2003 - $21,900) owed to a company owned by a former director.

The amounts charged to our Company for the services provided have been determined by negotiations amongst the parties and, in certain cases, are covered by signed agreements.  These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

Due to related parties include the following:

	2004	2003

Current portion
Due to a director of the Company (CDN$50,000 (2003 - CDN$50,000)), bears interest at 20% per annum, unsecured, due on November 15, 2004.	$ 36,470	$ 34,665

Due to a company controlled by a relative of a director (CDN$50,000 (2002 - $Nil)), bears interest at 20% per annum, unsecured, was due on November 15, 2003 and repaid through issuance of shares.	-	34,665

	$ 36,470	$ 69,330

Long term portion
Due to directors and former directors of the Company (CDN$49,945 (2003 – CDN$67,276)), non interest bearing, unsecured, with no specific terms of repayment but not to be repaid within the next year.	$ 36,266	$ 46,462

Item 13. Exhibits and Reports on Form 8-K.

(A) Exhibits

Exhibit Number	Description
3.1

Articles of Incorporation filed May 16, 1997, and amendments thereto filed August 11, 1999, as filed with the Issuer's Form 10-SB (file no. 000-27397) filed on September 21, 1999 incorporated herein by reference.

3.3	Bylaws as filed with the Issuer's Form 10-SB (file no. 000-27397) on September 21, 1999 incorporated herein by reference.
4.1	Form of Lock Up Agreement Executed by the Issuer's Shareholders as filed with the Issuer's Form 10-SB (file no.000-27397) filed on September 21, 1999, incorporated herein by reference.
10.1	Acquisition agreement between Secure Enterprise Solutions Inc and Edgetech Services Inc. on (Inserted as an exhibit at the end of the document)
10.2	Name change from Secure Enterprise Solutions Inc. to Edgetech Services Inc. (Inserted as an exhibit at the end of the document)
31.1	Certification of Chief Executive Officer required by Rule 13a – 14(a)/15d – 14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a – 14(a)/15d – 14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002. (Inserted as an exhibit at the end of the document)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002. (Inserted as an exhibit at the end of the document)

 (B) Reports on Form 8-K

Form 8-K filed on July 23, 2004, reporting resignation of a director and appointment of a new director.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the current fiscal year audit and audit related fees were $29,806, including $17,000 estimated for current year audit.  None of the above fees were subject to audit committee pre-approval requirements.

For the previous year, Dohan and Company, CPA’s billed $23,665 for year-end audit.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Edgetech Services Inc (Registrant)

By: /S/ Tae Ho Kim, CEO

Tae Ho Kim

Date: July 28, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /S/ Tae Ho Kim, CEO

Tae Ho Kim

Date: July 28, 2004

By: /S/ Sang Ho Kim, President

Sang Ho Kim
Date : July 28, 2004

Exhibit 31.1

Certification of Chief Executive Officer required by Rule 13a–14(a)/15d–14(a).

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures  and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially effect, the small business issuer’s internal control over the financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: July 28, 2004

/S/ Tae Ho Kim

Tae Ho Kim
CEO

Exhibit 31.2

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures  and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially effect, the small business issuer’s internal control over the financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: July 28, 2004

/S/ Sang Ho Kim

Sang Ho Kim
President

Exhibits

10.1

ACQUISITION AGREEMENT

THIS AGREEMENT is made and dated for reference effective the 22nd day of May, 2002.

BETWEEN:

SECURE ENTERPRISE SOLUTIONS INC.

5774 Deadpine Drive

Kelowna, British Columbia

V1P 1A3

250-765-6424

President@SETP.com

(hereinafter referred to as “SETP”)

AND:

SANG HO KIM and TAE HO KIM

C/O EDGETECH SERVICES INC.

18 Wynford Drive, Suite 615

Toronto, Ontario M3C 3S2

(hereinafter referred to as “THE KIMS”)

AND:                                        EDGETECH SERVICES INC.

18 Wynford Drive, Suite 615

Toronto, Ontario  M3C 3S2

(hereinafter referred to as “ESI”

WHEREAS:

A.

SETP is a publicly traded company duly incorporated in the State of Nevada, listed on the US OTCBB exchange, trading under the symbol of “SETP”, and is active in the businesses of information technology.

B.

THE KIMS are the registered and beneficial owners of fifty-two (52) shares of ESI being common shares with a par value of $1.00.

C.

Schedule A sets out the Remaining Shareholders in ESI.  THE KIMS will cause the Remaining Shareholder’s shares to be sold to SETP under the terms of this Agreement.

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

WHEREFORE IN CONSIDERATION OF THE MUTUAL CONVENANTS CONTAINED HEREIN THE PARTIES AGREE AS FOLLOWS:

ARTICLE I – SCHEDULES

“A” – ESI shareholders of record.

“B” – The Financial Statements of ESI as at February 28, 2002.

“C” -  Proxy statements from all ESI shareholders.

ARTICLE 2 – DEFINITIONS

In this Agreement:

2.1 “Closing Date” means within 10 days from the date of an Extraordinary General Meeting of the Shareholders of SETP, such meeting to be held on or before July 30, 2002.

2.2 “ESI Shares” means all the issued and outstanding shares in the capital of ESI at the Time of Closing.

2.3 “Time of Closing” means 5 p.m. Pacific Daylight Time on the Closing Date.

2.4 “Remaining Shareholders” means those shareholders in ESI, other than THE KIMS, whose shares in ESI, when added to the shares owned by THE KIMS, total 100% of the issued and outstanding shares in ESI.

ARTICLE 3 – PURCHASED SHARES AND PURCHASE PRICE

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

On the Closing Date, SETP will deliver the 16,500,000 shares in the common stock of SETP as follows:

To THE KIMS and any shareholders of record, 16,005,000 common shares in SETP and to Richard Biscan, 825,000 common shares of SETP as a finder’s fee.

ARTICLE 4 – OFFICERS AND DIRECTORS

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

5.1

SETP shall be entitled to make such investigations of the financial position of ESI and its business, property, assets, officers, key management and such other matters in relation to the investment contemplated herein as SETP’s management deem advisable so as to satisfy themselves as to the financial position, future profitability, business prospects, property, assets and other matters of ESI, such investigation to be to the satisfaction of SETP, in their sole discretion.

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

d)

ESI holds all of the assets free and clear of all liens, charges and claims of others and will not transfer, directly or indirectly, any part thereof without SETP’s written permission; excluding transfers to JV partners and subsidiaries.

e)

ESI’s Technology and assets may include patents, business plans, market studies, software prototypes, trademarks, URLs, and rights; and have been duly and validly established or acquired pursuant to applicable law, all interest therein of the Shareholders has been duly transferred to ESI, and there are no challenges or objections to ESI’s right, title, ownership, or registration;

f)

there is no adverse claim or challenge against or to the ownership of or title to any of the assets nor to the best of the knowledge, information and belief of THE KIMS, after making due inquiry, is there any basis for any potential claim or challenge, and there are no outstanding or potential Agreements or options to acquire any interest in the assets;

g)

ESI is duly incorporated under the laws of Ontario, is not a reporting company and is validly existing and in good standing with respect to all filings required by the applicable corporate laws and regulatory authorities;

h)

ESI has the requisite power, authority and capacity to own and use all of its business assets, to carry on the business as presently conducted by it, and to conduct the business contemplated by this Agreement;

i)

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

j)

The Financial Statements of ESI (attached as Schedule B) are true and correct in every material respect and present fairly the assets, liabilities and financial position of the company as at February 28, 2002 and the results of its operations to that date, in accordance with generally accepted accounting principles applied on a basis consistent with that of the previous year.

k)

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

l)

Attached to this document as Schedule “A” ESI has provided an official record of shareholders that together represent 100% ownership of ESI.

m)

THE KIMS own the Shares of ESI as legal and beneficial owners, free and clear of all liens, claims charges and encumbrances.  The Vendor has due and sufficient right and authority to enter into this Agreement on the terms and conditions set forth in this Agreement and to transfer the legal and beneficial title to and ownership of the shares of ESI to SETP.

n)

ESI and THE KIMS will take all steps necessary to have the Remaining Shareholders (See Schedule A) transfer their shares in ESI to SETP for a pro rata portion of the Purchase Price.

o)

All shares delivered under this Agreement, totaling 100% of the issued and outstanding shares of ESI, will be delivered free and clear of any encumbrances, interests, claims, hypothecations or liens.

p)

there are no claims of any nature whatsoever affecting the rights of ESI to conducting its business or any impedance to the use thereof;

q)

this Agreement constitutes a legal, valid and binding obligation of ESI enforceable against ESI in accordance with its terms, except as enforcement may be limited by laws of general application affecting the rights of creditors;

r)

neither the Shareholders nor ESI are aware of any court order which restricts or prevents the transfer of the ESI shares;

s)

there are no material liabilities, contingent or otherwise, existing on the date hereof in respect of which ESI may be liable on or after the completion of the transactions contemplated by this Agreement outside of the existing ESI operating budget.

t)

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

u)

ESI is not in breach of any laws, ordinances, statutes, regulations, by-laws, orders or decrees to which it is subject or which applies to it;

v)

there are no pension, profit sharing, group insurance or similar plans or other deferred compensation plans affecting ESI;

w)

On the Closing Date SETP will receive 100% of the issued and outstanding shares in ESI and there will be no outstanding agreements by ESI to grant options, warrants or any other form of equity interest in ESI.

x)

the directors and officers of ESI are as follows:

Name	Position
Tae Ho Kim Sang-Ho Kim	Vice President, Director President, Director

y)

ESI AGREES TO ADVISE SETP OF ANY MATERIAL CHANGE IN THE AFFAIRS OF ESI BEFORE THE CLOSING DATE.

z)

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

8.2

Notice.   It shall be a condition precedent to the right of any Party to submit any matter to arbitration pursuant to the provisions hereof, that any Party intending to refer any matter to arbitration shall have given not less than ten (10) calendar days’ prior written notice of its intention to do so to the other Party together with particulars of the matter in dispute.  On the expiration of such ten days the Party who gave such notice may proceed to refer the dispute to arbitration as provided in section 8.3 herein below.

8.3

Appointments.   The Party desiring arbitration shall appoint one arbitrator, and shall notify the other Party of such appointment, and the other Party shall, within 15 calendar days after receiving such notice, appoint an arbitrator, and the two arbitrators so named, before proceeding to act, shall, within 30 calendar days of the appointment of the last appointed arbitrator, unanimously agree on the appointment of a third arbitrator, to act with them and be chairman of the arbitration herein provided for.  If the other Party shall fail to appoint an arbitrator within 15 calendar days after receiving notice of the appointment of the first arbitrator, and if the two arbitrators appointed by the Parties shall be unable to agree on the appointment of the chairman, the chairman shall be appointed under the provisions of the Commercial Arbitration Act of the Province of British Columbia (the “Arbitration Act”).  Except as specifically otherwise provided in this section, the arbitration herein provided for shall be conducted in accordance with such Arbitration Act.  The chairman, or in the case where only one arbitrator is appointed, the single arbitrator, shall fix a time and place for the purpose of hearing the evidence and representations of the Parties, and he shall preside over the arbitration and determine all questions of procedure not provided for under such Arbitration Act or this section.  After hearing any evidence and representations that the Parties may submit, the single arbitrator, or the arbitrators, as the case may be, shall make an award and reduce the same to writing, and deliver one copy thereof to each of the Parties.  The expense of the arbitration shall be paid as specified in the award.

8.4

Award.   The Parties agree that the award of a majority of the arbitrators, or in the case of a single arbitrator, of such arbitrator, shall be final and binding upon each of them.

ARTICLE 9

DEFAULT AND TERMINATION

9.1

Default.   The Parties hereto agree that if either of the Parties is in default with respect to any of the provisions of this Agreement (hereinafter referred to as the “Defaulting Party”), the non-defaulting Party (hereinafter referred to as the “Non-Defaulting Party”) shall give notice to the Defaulting Party designating such default, and within thirty (30) business days after its receipt of such notice, the Defaulting Party shall either:

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

ARTICLE 10

LAPSING DATE

10.1

In the event that the transaction contemplated herein has not been closed on or before August 15, 2002, or such other date as mutually agreed to by SETP and THE KIMS (“Lapsing Date”), then this Agreement will be null and void.

ARTICLE 11

CONDITIONAL OFFER

11.1

It is understood and agreed that this is a Conditional Offer and cannot be binding upon SETP without the approval of the shareholders of SETP.

ARTICLE 12

CONFIDENTIALITY, FORCE MAJEURE, EVENTS, AND NOTICE

12.1

Confidential Information.   Each Party acknowledges that any and all information that a Party may obtain from, or have disclosed to it, about the other Party constitutes valuable trade secrets and proprietary confidential information of the other Party (collectively, the “Confidential Information”).  No such Confidential Information shall be published by any Party without the prior written consent of the other Party hereto, however, such consent in respect of the reporting of factual data shall not be unreasonably withheld, and shall not be withheld in respect of information required to be publicly disclosed pursuant to applicable securities or corporation laws.   Furthermore, each Party hereto undertakes not to disclose the Confidential Information to any third party without the prior written approval of the other Party hereto and to ensure that any third party to whom the Confidential Information is disclosed shall execute an Agreement and undertaking on the same terms as contained herein.

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

3.

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

4.

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-KSB of Edgetech Services Inc. (the "Company") for the year ended April 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tae Ho Kim, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The information contained in the Report fairly present, in all material respects, the financial condition and results of operations of the Company.

/s/ Tae Ho Kim

--------------------

Tae Ho Kim

Chief Executive Officer

July 28, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-KSB of Edgetech Services Inc. (the "Company") for the year ended April 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tae Ho Kim, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The information contained in the Report fairly present, in all material respects, the financial condition and results of operations of the Company.

/s/ Sang Ho Kim

--------------------

Sang Ho Kim

President

July 28, 2004