Form 10QSB
period 2004-09-20
EDGETECH SERVICES INC
filed 2004-09-21
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2004___

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _______________________ to _____________
Commission file number _000-27397_______________________________

EDGETECH SERVICES INC. (Exact Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0204280 (I.R.S. Employer Identification No.)

18 Wynford Drive, Suite 615 Toronto, Ontario, M3C 3S2 (Address of principal executive offices)	__________ M3C 3S2____________ (Postal Code)

(Issuer's telephone number) (416) (441 - 4046) _________________________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x ] Yes [ ] No

On September 20, 2004, the number of shares outstanding of the issuer’s Common Stock was 41,148,500.

Transitional Small Business Disclosure Format (Check one): Yes ____; No __X__

Edgetech Services Inc.

Form 10-QSB

PART I

Item 1 Financial Statements

EDGETECH SERVICES INC. & SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

JULY 31, 2004

EDGETECH SERVICES INC. & SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(Unaudited)

JULY 31, 2004

ASSETS

Current
Accounts receivable less allowance for doubtful accounts of $Nil		$ 379,591
Inventory		45,387
Prepaid expenses		26,063
Deferred tax asset less valuation allowance of $546,000		-

Total current assets		451,041

Property and equipment (Note 4)		18,290

Other assets		489

Total assets		$ 469,820

LIABILITIES AND DEFICIENCY IN ASSETS

Current
Bank indebtedness		$ 109,782
Accounts payable and accrued liabilities		299,048
Loan payable (Note 5)		67,695

Total current liabilities		476,525

Due to related parties (Note 6)		37,608

Total liabilities		514,133
Commitments (Notes 8)
Deficiency in Assets
Capital stock (Note 7)
Authorized
50,000,000	common shares, no par value, assigned value of $0.001
25,000,000	preferred shares with a par value of $0.001
Issued and outstanding
40,118,450	common shares	40,119
Additional paid-in capital		2,223,832
Accumulated other comprehensive loss		(44,260)
Accumulated deficit		(2,264,004)

Total deficiency in assets		(44,313)

Total liabilities and stockholders’ deficiency		$ 469,820

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

FOR THE THREE MONTHS ENDED JULY 31,

	2004	2003

REVENUE
Information Technology (“IT”) consulting	$ 321,801	$ 530,917
Hardware sales	79,920	-

	401,721	530,917

COST OF HARDWARE SALES	48,348	-

GROSS PROFIT	353,373	530,917

EXPENSES
Depreciation and amortization	1,297	1,024
Consulting and subcontractors	300,985	533,345
Salaries and management fees	197,503	71,660
Selling, general and administration	249,938	63,037

	(749,723)	(669,066)

Loss before Interest Expense	(396,350)	(138,149)

INTEREST EXPENSE	2,313	5,350

Loss before income taxes	(398,663)	(143,499)

Provision for income taxes	-	-

Net loss for the period	$ (398,663)	$ (143,499)

Cumulative translation adjustment	(10,320)	(1,424)

Comprehensive loss	$ (408,983)	$ (144,923)

Basic and diluted net loss per common share	$ (0.01)	$ (0.00)

Weighted average number of common shares
outstanding (basic and diluted)	39,444,328	31,503,958

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

THREE MONTH PERIOD ENDED JULY 31,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (398,663)	$ (143,499)
Items not affecting cash:
Depreciation and amortization	1,297	1,024
Stock issued for services and amortization of prepaid expenses	107,753	190,950

Changes in non-cash working capital items:
Decrease in accounts receivable	128,740	29,467
Decrease in prepaid expenses	7,228	9,158
Increase in inventory	(894)	-
Decrease in accounts payable and accrued liabilities	(117,095)	(32,084)

Net cash provided by (used in) operating activities	(271,634)	55,016

CASH FLOWS FROM FINANCING ACTIVITIES
Capital lease obligations	-	(160)
Bank indebtedness	108,484	(122,325)
Issuance of common stock	-	36,000
Due to related parties	(49,493)	(46,218)
Loan payable	66,681	112,395

Net cash provided by (used in) financing activities	125,672	(20,308)

Effect of exchange rate changes on cash	1,995	(295)

Change in cash during the period	(143,967)	34,413

Cash, beginning of period	143,967	17,841

Cash, end of period	$ -	$ 52,254

Supplemental disclosure with respect to cash flows:
Common shares issued for services	$ 107,753	$ 128,450
Common shares issued for settlement of debt	-	96,650
Amortization of prepaid expenses	-	62,500
Interest paid	2,313	5,350
Income taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JULY 31, 2004 and 2003

1.

HISTORY AND ORGANIZATION OF THE COMPANY

Edgetech Services Inc. (the “Company”) was incorporated under the laws of Nevada on May 16, 1997 as Newsgurus.com, Inc. and changed its name to Secure Enterprise Solutions Inc. on January 10, 2002, and then to Edgetech Services Inc. The Company is in the business of providing information technology (“IT”) security consulting services, and during fiscal 2004, began to sell security hardware.  The Company operates from facilities in Toronto, Canada.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2004, may not necessarily be indicative of the results that may be expected for the year ended April 30, 2005.

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

The operations of the Company have primarily been funded by the issuance of common stock and revenue from operations.  Continued operations of the Company are dependent on the Company's ability to complete public or private equity financing or generate profitable operations in the future.  Management's plan in this regard is to secure additional funds through operations, equity financing and through loans made by financial institutions and stockholders of the Company.

July 31, 2004

Accumulated deficit	$ (2,264,004)
Working capital (deficiency)	(25,484)

3.

SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies adopted by the Company are as follows:

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  Significant inter-company transactions have been eliminated upon consolidation.

EDGETECH SERVICES INC. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JULY 31, 2004 and 2003

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

Accounts receivable

Trade and other accounts receivable are carried at face value less any provisions considered necessary. Accounts receivable primarily includes trade receivables from customers and Goods and Services Tax receivable in Canada.  The Company estimates doubtful accounts on an item-to-item basis and includes over aged accounts as part of allowance for doubtful accounts, which are generally accounts that are ninety-days overdue.  There was no b ad debt expense for the period ended July 31, 2004 and 2003 ..

Inventory

Inventory is valued at the lower of cost (calculated on a weighted average basis) and net realizable value.  Inventory consists of computer hardware.

Property and equipment

Property and equipment are recorded at cost, less accumulated depreciation.  Depreciation is recorded annually on a declining balance basis at the following annual rates:

Office equipment and furniture	20%
Computer equipment	30%

EDGETECH SERVICES INC. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JULY 31, 2004 and 2003

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Impairment of long-lived assets

Long-lived assets and certain identifiable recorded intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell. At July 31, 2004 and 2003, the Company does not have any long-lived assets reported on its consolidated balance sheets.

Revenue recognition

The Company has two sources of revenues: IT consulting services and sales of hardware.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the client, the sales price is fixed or determinable, and collectibility is reasonably assured.   Revenues from IT consulting services only fluctuate from the original arrangements when the customer requires additional services.  Revenues from hardware sales is recognized when the product is shipped to the client and when there are no unfulfilled Company obligations that affect the client’s final acceptance of the arrangement. The Company does not have any multiple-element arrangements.

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

EDGETECH SERVICES INC. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JULY 31, 2004 and 2003

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

The following table illustrates the effect on net loss for the year and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Three Months Ended July 31, 2004	Three Months Ended July 31, 2003

Net loss for the period, as reported	$ (398,663)	$ (143,499)

Add: Total stock-based employee compensation expense included in loss as reported, determined under APB 25, net of related tax effects	-	-

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-	(27,024)

Pro-forma net loss	$ (398,663)	$ (170,523)

Basic and diluted net loss per share, as reported	$ (0.01)	$ (0.01)

Basic and diluted net loss per share, pro-forma	$ (0.01)	$ (0.01)

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended July 31, 2004	Three Months Ended July 31, 2003

Expected dividend yield	-	-
Expected stock price volatility	-	187%
Risk-free interest rate	-	2.92%
Expected life of options	-	5 years

EDGETECH SERVICES INC. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JULY 31, 2004 and 2003

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

Recent accounting pronouncements

In December 2003, the FASB issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” ("FIN 46") (revised in December 17, 2003).  The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities.  A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both.  FIN 46 also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 15, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 15, 2004.

The adoption of this new pronouncement has not had a material effect on the Company's consolidated financial position or results of operations.

Comparative figures

Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

4.

PROPERTY AND EQUIPMENT

July 31, 2004
	Cost	Accumulated Amortization	Net Book Value

Office equipment and
furniture	$ 15,024	$ 9,303	$ 5,721
Computer equipment	44,458	31,889	12,569

	$ 59,482	$ 41,192	$ 18,290

EDGETECH SERVICES INC. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JULY 31, 2004 and 2003

5.

LOAN PAYABLE

The loan payable is a short-term demand loan that is unsecured and bears no interest.

6.

DUE TO RELATED PARTIES

July 31, 2004

Due to directors and former directors of the Company (CDN$50,000), non-interest bearing, unsecured, with no specific terms of repayment, but not to be repaid within the next year	$ 37,608

7.

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

Following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price

Outstanding at July 31, 2004	1,035,000	$ 0.35

Weighted average fair value of options granted during the period	-	-

EDGETECH SERVICES INC. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JULY 31, 2004 and 2003

7.

CAPITAL STOCK (cont’d…)

Stock options (cont’d…)

Following is a summary of the status of stock options outstanding at July 31, 2004:

	Outstanding Options			Exercisable Options
Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$ 0.30	345,000	3.35	$ 0.30	345,000	$ 0.30
0.35	345,000	3.35	0.35	-	-
0.40	345,000	3.35	0.40	-	-

Warrants

As at July 31, 2004, warrants were outstanding enabling the holders to acquire shares of common stock as follows:

Number of Shares	Exercise Price	Expiry Date

225,000	$ 1.00	November 29, 2004
100,000	1.00	November 30, 2004
148,500	1.00	December 13, 2004
118,000	1.00	January 3, 2005
147,000	1.00	February 15, 2005
860,000	1.00	February 25, 2005

8.

COMMITMENTS

The Company has entered into operating lease agreements for its premises and for computer equipment.  The annual lease commitments under these leases are as follows:

2005	$ 56,692
2006	74,477
2007	49,263
2008	28,462
2009	17,735

$ 226,629

Rent expense for the period ended July 31, 2004 was $13,457 (2003 - $7,453).

EDGETECH SERVICES INC. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JULY 31, 2004 and 2003

9.

RELATED PARTY TRANSACTIONS

During the period ended July 31, 2004, the Company entered into the following related party transactions:

a)

Paid $2,313 (2003 - $3,886) in interest on loans to a director and to a Company controlled by a relative of a director of the Company.

b)

Received a loan of $67,695 ($CDN90,000) from a relative of a director of the Company  (Note 5).

10.

SEGMENT INFORMATION

The Company has one reportable segment, providing security services and IT solutions and services.  This reportable segment was determined based on the nature of the products offered.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance.  The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.  The Company operates principally in Canada.

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

RESULTS OF OPERATIONS FOR THE PERIODS ENDED JULY 31, 2004 AND 2003

Total revenues decreased 32% to $401,721 for the period ending July 31, 2004 , as compared to the same period last year when revenues were $530,917. Of the $401,721 in total revenues, $79,920 is from hardware sales, which we began selling during the latter part of Fiscal 2004.  There was no hardware sales during the quarter ended July 31, 2003.  Cost for the hardware sales for the quarter was $48,348.  The decrease in revenues was attributable as several contracts with some of our major customers (notable IBM and LGS) were completed, and several of our principal consultants took time off during July.  We hope that by the next quarter, revenues will return to growth levels.

Consulting and subcontractors’ expenses decreased 77% to $300,985 for the period ending July 31, 2004, as compared to the same period last year when consulting and subcontractors were $533,345.  The decrease is primarily attributed to the decrease in Information Technology (“IT”) revenues which decreased by 65% this quarter in comparison to the same period last year.  We continue to work on trying to reduce the ratio of consulting expenses in relation to revenues.

Selling, general and administration expenses increased 396% to $249,938 for the period ending July 31, 2004, as compared to the same period last year when selling, general, and administration was $63,037.  During the current quarter, we spent a significant amount of money on advertising and marketing to try and increase our customer base and promote our Company and our products.  We also spent money in training programs for our consultants, and travel expenditures increased as well.  We hope that in the coming quarters this will result in an increase in revenues, and customer satisfaction.

Salaries and management fees increased 275% to $197,503 for the period ending July 31, 2004, as compared to the same period last year when salaries and management fees was $71,660.  We have hired several new employees to work out of the United States in order to try and generate revenues, and expand our customer base beyond Canada.

Net loss for the period ending July 31, 2004, was ($398,663) and ($14 3 ,499) for the same period last year.   The increase in loss is a result of the decrease in revenues, coupled with the increase in spending in selling, general and administration, and in Salaries and management fees.

No income taxes were payable in the period ended July 31, 2004, or for the period ended July 31, 2003, as a result of the operating losses recorded during those periods. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets, and, accordingly, any income tax benefit recorded has been offset by a full valuation allowance.  All losses incurred can be carried forward for seven years for Canadian income tax purposes and twenty years for United States income tax purposes.

Loss per share was $0.01 for the period ended July 31, 2004, and a loss of $0.00 per share for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2004, we had working capital deficiency of ($25,484), which represented a working capital decrease of $299,195 as compared to the positive working capital position of $273,711 as of April 30, 2004. There are several factors that contributed to the decrease in working capital; these include the losses for the period and the decrease in accounts receivable.  We did not raise any cash from issuance of stock.  We received a loan for $CDN 90,000 during the period from a relative of a director of the Company to help us meet expenditures as they become due.

Accounts Receivable represents 84% of current assets.  Many of those receivables have terms that exceed 60 days as they are from large corporations who require longer terms.  Given our history with these clients, we believe that our receivables continue to be collectible.  Since April 30, 2004, receivables decreased by $114,853 to $379,591, which was expected relative to the decrease in total revenues for the quarter.

Cash flows (used in) operating activities for the period ended July 31, 2004, totaled $(271,634), which was primarily due to the loss for the period and the repayment of payables, offset by non-cash consulting expenses settled through the issuance of capital stock, and the collection of trade receivables.  Cash flows provided by operating activities for the period ended July 31, 2003, totaled $55,016.  The decrease in cash flows from operating activities between the period ended July 31, 2004, and 2003 is primarily due to the loss for the period.

As we are trying to conserve on cash as much as possible, many of our consultants have been willing to receive shares in lieu of cash payments.  While the expense related to the shares issued for consultants is high and affects our losses for the year, we are able to conserve cash in this manner.  We do realize, however, the issuing of shares in lieu of cash does dilute the value of our stock, but until we reach profitability, we believe this is an appropriate way to conserve cash.

There were no cash outflows or inflows for the period ended July 31, 2004, from investing activities, or for the period ending July 31, 2003. We are now more focused on leasing equipment through way of operating leases, and our property and equipment expenditures have therefore decreased.

Cash flows for the period ended July 31, 2004 used in financing activities totaled $125,672, consisting primarily from an increase of bank indebtedness of $108,484, and proceeds from loans of $66,681, offset by repayment of due to related parties of $49,493. Cash flows for the period ended July 31, 2003 used in financing activities totaled ($20,308), consisting primarily from repayment of bank indebtedness of $122,325 and repayment of due to related parties of $46,218, offset by  proceeds from issuance of capital stock of $36,000 and proceeds from loans payable of $112,395.

In order for us to continue to develop our business, we will need receipt of additional equity funding.  We have developed, internally, a list of accomplishments that set out expected revenues and related costs for the coming years and we believe that our goals of expansion will be largely influenced by the quantity of equity funding received.  We believe, that in order for us to meet our working capital requirements and hire additional staff, so we can accomplish the level of expansion we would like; we will need to raise approximately $1,000,000 over the next 12 months.  We also believe that to fund our current operations, we will need approximately $250,000 in equity financings.  If we cannot raise the necessary cash to cover these costs, then it is unlikely that we will meet our sales targets or hire additional staff. We will then have to revise our expansion plans accordingly and would expect limited, if any, sales growth. In order for us to meet our sales targets in the coming years, we hope to acquire smaller companies that are in the same industry as part of our expansion, increase the existing business with our existing clients, and bid for new projects with potential customers.

Item 3. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.

Our management evaluated the disclosure controls and procedures of the Company at July 15, 2004, and found them to be operating efficiently and effectively to ensure that information required to be disclosed by our Company under the general rules and regulations promulgated under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified by rules of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our Company is accumulated and communicated to the management of our Company, including its principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b)

Changes in internal controls.

There were no significant changes in the internal controls of our Company since the date of the evaluation of our Company’s controls or other factors that could significantly affect our Company’s internal controls during the three month period ended July 31, 2004 and to the date of filing this quarterly report.

PART II

Item 1. Legal Proceedings.

We are not party to any current or pending legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

There were no changes during the quarter ended July 31, 2004.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders through solicitation or otherwise during the quarter ended July 31, 2004.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

(A) Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a - 14(a) or Rule 15d - 14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a - 14(a) or Rule 15d - 14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a - 14(b) or Rule 15d - 14(b) and 18 U.S.C. 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a - 14(b) or Rule 15d - 14(b) and 18 U.S.C. 1350.

 (B) Reports on Form 8-K

Form 8-K filed on July 23, 2004, reporting the appointment of Donald R. George as a director of the Company.

SIGNATURES

In  accordance  with  the  requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGETECH SERVICES INC.

Date:  September 20, 2004             By:  /s/  Tae Ho Kim

                                      ----------------------------------

               Name:  Tae Ho Kim

                           Title:  Chief  Executive  Officer

Date:  September 20, 2004             By:  /s/  Sang Ho Kim

                                      ----------------------------------

               Name:  Sang Ho Kim

                           Title:  President

Exhibit 31.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

REQUIRED BY RULE 13A - 14(A) OR RULE 15D - 14(A)

I,    Tae Ho Kim,  Chief  Executive  Officer,  certify  that:

1.   I have reviewed this quarterly report on Form 10-QSB of Edgetech Services Inc.

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.   The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)  Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control    over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:     September 20, 2004                     /s/  Tae Ho Kim

                                             -----------------------------------

                                             Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

REQUIRED BY RULE 13A - 14(A) OR RULE 15D - 14(A)

I,    Sang Ho Kim,  President,  certify  that:

1.   I have reviewed this quarterly report on Form 10-QSB of Edgetech Services Inc.

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.   The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)  Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control    over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:     September 20, 2004                     /s/  Sang Ho Kim

                                             -----------------------------------

                                             President and CFO

Exhibit 32.1

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

REQUIRED BY RULE 13A - 14(B) OR RULE 15D - 14(B) AND 18 U.S.C. 1350

In connection with the Quarterly Report of Edgetech Services Inc.

On Form 10-QSB for the period ended July 31, 2004, as filed with the Securities and

Exchange  Commission  on  the date hereof (the "Report"), I, Tae Ho Kim, Chief Executive  Officer of  the  Company,  certify, pursuant to 18 U.S.C. Sec. 1350,

that:

        (1) The Report fully complies with the requirements of section 13(a)

or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the

Company.

                                        By: /s/  Tae Ho Kim

                                                       -------------------------

                                       Tae Ho Kim

                                       Chief Executive  Officer

                                       September 20, 2004

Exhibit 32.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

REQUIRED BY RULE 13A - 14(B) OR RULE 15D - 14(B) AND 18 U.S.C. 1350

In connection with the Quarterly Report of Edgetech Services Inc.

On Form 10-QSB for the period ended July 31, 2004, as filed with the Securities and

Exchange  Commission  on  the date hereof (the "Report"), I, Sang Ho Kim, President of  the  Company,  certify, pursuant to 18 U.S.C. Sec. 1350, that:

        (1) The Report fully complies with the requirements of section 13(a)

or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the

Company.

                                        By: /s/ Sang Ho Kim

                                       -------------------------

                                       Sang Ho Kim

                                       President and CFO

                                       September 20, 2004