Form 10QSB
period 2004-10-31
EDGETECH SERVICES INC
filed 2004-12-15
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2004___

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x ] Yes [ ] No

On December 13, 2004, the number of shares outstanding of the issuer’s Common Stock was 41,993,450.

Transitional Small Business Disclosure Format (Check one): Yes ____; No __X__

Edgetech Services Inc.

Form 10-QSB

.

PART I

Item 1 Financial Statements

EDGETECH SERVICES INC. & SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

October 31, 2004

EDGETECH SERVICES INC. & SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(Unaudited)

OCTOBER 31, 2004

ASSETS

Current
Accounts receivable less allowance for doubtful accounts of $Nil	$413,126
Inventory	75,086
Prepaid expenses	27,791
Deferred tax asset less valuation allowance of $613,000	-

Total current assets	516,003

Property and equipment (Note 4)	18,524

Other assets	534

Total assets	$535,061

LIABILITIES AND DEFICIENCY IN ASSETS

Current
Bank overdraft	$178,971
Accounts payable and accrued liabilities	343,157
Loan payable (Note 5)	73,892

Total current liabilities	596,020

Due to related parties (Note 6)	60,755

Total liabilities	656,775
Commitments (Note 8)
Deficiency in Assets
Capital stock (Note 7)
Authorized
50,000,000 common shares, no par value, assigned value of $0.001
25,000,000 preferred shares with a par value of $0.001
Issued and outstanding
41,293,400 common shares	41,294
Additional paid-in capital	2,309,459
Accumulated other comprehensive loss	(10,323)
Accumulated deficit	(2,462,144)

Total deficiency in assets	(121,714)

Total liabilities and deficiency in assets	$535,061

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Six Months period ended Oct 31, 2004	Six Months period ended Oct 31, 2003	Three Months period ended Oct 31, 2004	Three Months period ended Oct 31, 2003
REVENUE
Information Technology (“IT”) Consulting	$697,059	$974,350	$375,258	$443,432
Hardware Sales	147,396		67,476
	844,455	974,350	442,734	443,432

Cost of Hardware Sales	107,204	-	58,856	-
GROSS PROFIT	737,251	974,350	383,878	443,432

EXPENSES
Consulting and Subcontractors	606,116	1,141,153	305,131	536,148
Depreciation and Amortization	2,669	2,056	1,372	1,032
Selling, General and Administration	719,024	303,257	271,585	240,220
	1,327,809	1,446,466	578,088	777,400

Loss before interest expense	(590,558)	(472,116)	(194,210)	(333,968)

Interest expense	6,245	8,531	3,930	3,180

Loss Before Income Taxes	(596,803)	(480,647)	(198,140)	(337,148)

Provisions for Income Taxes	-	-	-	-

Net Loss for the period	$(596,803)	$(480,647)	$(198,140)	$(337,148)

Cumulative translation adjustment	33,937	29,963	23,617	31,387

Comprehensive loss	$(562,866)	$(450,684)	$(174,523)	$(305,761)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares outstanding (basic and diluted)	40,195,558	32,985,585	40,926,777	33,847,122

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

SIX MONTH PERIOD ENDED OCTOBER 31,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(596,803)	$(480,647)
Items not affecting cash:
Amortization	2,669	2,056
Stock issued for services and amortization of prepaid expenses	194,555	419,720

Changes in working capital items:
Decrease in accounts receivable	81,318	147,735
Decrease in Prepaid expenses	4,573	18,497
Increase in inventory	(31,987)
Decrease in accounts payable and accrued liabilities	(60,534)	(148,399)

Net cash used in operating activities	(406,209)	(41,038)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital lease obligations	-	(339)
Payments on bank indebtedness	-	(122,681)
Increase in bank overdraft	178,971	-
Share capital	-	36,000
Due to related parties	(11,981)	(62,450)
Proceeds from loans payable	73,892	377,168

Net cash provided by financing activities	240,882	227,698

Effect of exchange rate changes on cash and cash equivalents	21,360	4,755

Change in cash position during the period	(143,967)	191,415

Cash position, beginning of year	143,967	17,841

Cash position, end of period	$-	$209,256

Supplemental disclosure with respect to cash flows:
Common shares issued for services	$194,555	$294,670
Common shares issued for settlement of debt	-	353,815
Amortization of prepaid expenses	-	125,050
Interest paid	6,245	8,531
Income taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

OCTOBER 31, 2004 and 2003

1.

HISTORY AND ORGANIZATION OF THE COMPANY

Edgetech Services Inc. (“Edgetech”) was incorporated under the laws of Nevada on May 16, 1997 as Newsgurus.com, Inc. and changed its name to Secure Enterprise Solutions Inc. on January 10, 2002, and then to Edgetech Services Inc. Edgetech is in the business of providing information technology (“IT”) security consulting services, and during fiscal 2004, began to sell security hardware.  Edgetech operates from facilities in Toronto, Canada.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the six month period ended October 31, 2004, may not necessarily be indicative of the results that may be expected for the year ended April 30, 2005.

2.

GOING CONCERN

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America  with the on-going assumption that Edgetech will be able to realize its assets and discharge its liabilities in the normal course of business.  However, certain conditions noted below currently exist which raise substantial doubt about Edgetech's ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should Edgetech be unable to continue as a going concern.

The operations of Edgetech have primarily been funded by the issuance of common stock and revenue from operations.  Continued operations of Edgetech are dependent on Edgetech's ability to complete public or private equity financing or generate profitable operations in the future.  Management's plan in this regard is to secure additional funds through operations, equity financing and through loans made by financial institutions and stockholders of Edgetech.

October 31, 2004

Accumulated deficit	$(2,462,144)
Working capital (deficiency)	(80,017)

3.

SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies adopted by Edgetech are as follows:

Principles of consolidation

These consolidated financial statements include the accounts of Edgetech and its wholly-owned subsidiary.  Significant inter-company transactions have been eliminated upon consolidation.

EDGETECH SERVICES INC. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

OCTOBER 31, 2004 and 2003

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

Foreign currency translation

Edgetech's operations are substantially through a Canadian subsidiary whose functional currency is the Canadian dollar. These consolidated financial statements are stated in United States dollars. Assets and liabilities denominated in Canadian dollars are translated to United States dollars using the exchange rate in effect at the year end date. Revenue and expenses are translated to United States dollars using the average rate of exchange for the respective period.

Exchange gains and losses arising on this translation are excluded from the determination of income and are reported as a foreign currency translation adjustment in stockholders' equity.

Accounts receivable

Trade and other accounts receivable are carried at face value less any provisions considered necessary. Accounts receivable primarily includes trade receivables from customers and Goods and Services Tax receivable in Canada.  Edgetech estimates doubtful accounts on an item-to-item basis and includes over aged accounts as part of allowance for doubtful accounts, which are generally accounts that are ninety-days overdue.  There was no bad debt expense for the period ended October 31, 2004 and 2003.

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

OCTOBER 31, 2004 and 2003

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Impairment of long-lived assets

Long-lived assets and certain identifiable recorded intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell. At October 31, 2004 and 2003, Edgetech does not have any long-lived assets reported on its consolidated balance sheets.

Revenue recognition

Edgetech has two sources of revenues: IT consulting services and sales of hardware.  Edgetech recognizes revenue when it is realized or realizable and earned.  Edgetech considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the client, the sales price is fixed or determinable, and collectibility is reasonably assured.   Revenues from IT consulting services only fluctuate from the original arrangements when the customer requires additional services.  Revenues from hardware sales is recognized when the product is shipped to the client and when there are no unfulfilled Company obligations that affect the client’s final acceptance of the arrangement. Edgetech does not have any multiple-element arrangements.

Stock-based compensation

Edgetech accounts for its stock-based compensation arrangements with employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (“APB 25”) and related interpretations.  This practice is allowed under the provisions of Statements of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”).  As such, compensation expense under fixed term option plans is recorded at the date of grant only to the extent that the market value of the underlying stock at the date of grant exceeds the exercise price.  Edgetech recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined, in accordance with Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".  Stock compensation expense is recognized as the stock option is earned, which is generally over the vesting period of the underlying option.

EDGETECH SERVICES INC. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

OCTOBER 31, 2004 and 2003

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

The following table illustrates the effect on net loss for the year and net loss per share if Edgetech had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Six Months Ended October 31, 2004	Six Months Ended October 31, 2003

Net loss for the period, as reported	$(596,803)	$(480,647)

Add: Total stock-based employee compensation expense included in loss as reported, determined under APB 25, net of related tax effects	-	-

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-	(36,032)

Pro-forma net loss	$(596,803)	$(516,679)

Basic and diluted net loss per share, as reported	$(0.01)	$(0.01)

Basic and diluted net loss per share, pro-forma	$(0.01)	$(0.02)

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended October 31, 2004	Six Months Ended October 31, 2003

Expected dividend yield	-	-
Expected stock price volatility	-	187%
Risk-free interest rate	-	2.92%
Expected life of options	-	5 years

EDGETECH SERVICES INC. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

OCTOBER 31, 2004 and 2003

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Net loss per share

Basic loss per share is computed using the weighted average number of common shares outstanding during the periods.  Diluted loss per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants outstanding during the period.  As Edgetech has a net loss in each of the periods presented, basic and diluted net loss per share is the same, as any exercise of the share purchase options or warrants outstanding would be anti-dilutive.

Recent accounting pronouncements

In December 2003, the FASB issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” ("FIN 46") (revised in December 17, 2003).  The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities.  A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both.  FIN 46 also requires disclosures about variable interest entities that Edgetech is not required to consolidate but in which it has a significant variable interest.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 15, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 15, 2004.

The adoption of this new pronouncement has not had a material effect on Edgetech's consolidated financial position or results of operations.

Comparative figures

Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

4.

PROPERTY AND EQUIPMENT

	October 31, 2004
	Cost	Accumulated Amortization	Net Book Value

Office equipment and furniture	$16,400	$10,483	$5,917
Computer equipment	48,528	35,921	12,607
	$64,928	$46,404	$18,524

EDGETECH SERVICES INC. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

OCTOBER 31, 2004 and 2003

5.

LOAN PAYABLE

The loan payable is a short-term demand loan that is unsecured and bears no interest.

6.

DUE TO RELATED PARTIES

October 31, 2004

Due to director of Edgetech (CDN$50,000), interest bearing-20%, unsecured, with no specific terms of repayment, but not to be repaid within the next year	$41,051
Due to director of Edgetech (CDN$24,000), non-interest bearing, unsecured, with no specific terms of repayment, but not to be repaid within the next year	19,704
Total	60,755

7.

CAPITAL STOCK

Common stock

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit Edgetech’s ability to pay dividends on its common stock.  Edgetech has not declared any dividends since incorporation.  Edgetech’s common stock has no par value.  However, for reporting purposes, Edgetech has assigned a per share amount of $0.001 to common stock.

Stock options

Edgetech has a stock option plan enabling it to grant options for up to 2,800,000 shares of common stock to directors and employees of Edgetech.  The exercise price of all stock options, granted under the stock option plan must be at least equal to the fair market value (subject to regulated discounts) of such shares of common stock on the date of grant.  Stock options granted to directors and employees of Edgetech generally have a life of five years and frequently vest equally over the first three years.

Following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price

Outstanding at October 31, 2004	1,035,000	$0.35

Weighted average fair value of options granted during the period	-	-

EDGETECH SERVICES INC. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

OCTOBER 31, 2004 and 2003

7.

CAPITAL STOCK (cont’d…)

Stock options (cont’d…)

Following is a summary of the status of stock options outstanding at October 31, 2004:

	Outstanding Options			Exercisable Options
Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$0.30	345,000	3.10	$0.30	345,000	$0.30
0.35	345,000	3.10	0.35	-	-
0.40	345,000	3.10	0.40	-	-

Warrants

As at October 31, 2004, warrants were outstanding enabling the holders to acquire shares of common stock as follows:

Number of Shares	Exercise Price	Expiry Date

118,000	1.00	January 3, 2005
147,000	1.00	February 15, 2005
860,000	1.00	February 25, 2005

8.

COMMITMENTS

Edgetech has entered into operating lease agreements for its premises and for computer equipment.  The annual lease commitments under these leases are as follows:

2005	$83,085
2006	78,978
2007	51,168
2008	28,462
2009	17,735

$259,428

Rent expense for the six month period ended October 31, 2004 was $25,831 (2003 - $14,906).

EDGETECH SERVICES INC. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

OCTOBER 31, 2004 and 2003

9.

RELATED PARTY TRANSACTIONS

During the six month period ended October 31, 2004, Edgetech entered into the following related party transactions:

a)

Paid $4,673 (2003 - $7,067) in interest on loans to a director and to a Company controlled by a relative of a director of Edgetech.

b)

Received a loan of $67,695 ($CDN90,000) from a relative of a director of Edgetech  (Note 5).

c)

Received a loan of $19,704 ($CDN24,000) from a director of Edgetech  (Note 6).

10.

SEGMENT INFORMATION

Edgetech has one reportable segment, providing security services and IT solutions and services.  This reportable segment was determined based on the nature of the products offered.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance.  Edgetech evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.  Edgetech operates principally in Canada.

11.

SUBSEQUENT EVENT

Subsequent to October 31, 2004 Edgetech entered into a letter of intent (“LOI”) whereby Edgetech will acquire 100% of the common shares of Astreya Partners, Inc. (“AST”) for total consideration of $2 million and 1,500,000 common shares of Edgetech. Of the total consideration, $1,100,000 is to be paid at the closing of the transaction and the remainder of $900,000 is to be paid in twelve quarterly instalments of $75,000 with the first payment due three months from the signing of a definitive agreement. The 1,500,000 common shares will be issued upon the closing of the transaction. The closing of the transaction is subject to due diligence of Edgetech and AST, and to financing.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS PERIODS ENDED OCTOBER 31, 2004 AND 2003

Total revenues remained virtually unchanged at $442,734 for the period ending October 31, 2004, as compared to the same period last year when total revenues were $443,432. Of the $442,734 in total revenues, $67,476 is from hardware sales, which we began selling during the latter part of Fiscal 2004.  There was no hardware sales during the quarter ended October 31, 2003.  Cost for the hardware sales for the quarter was $58,856.  The decrease in Information Technology revenues was attributable as several contracts with some of our major customers were completed, and several of our principal consultants have taken time off during the quarter.

Consulting and subcontractors’ expenses decreased 43% to $305,131 for the period ending October 31, 2004, as compared to the same period last year when consulting and subcontractors were $536,148.  The decrease is attributed to the decrease in IT revenues which decreased by this quarter in comparison to the same period last year, as well as measures we took to cut costs in comparison to last year.  Many of our consultants were being paid through shares for their services, which increased our consulting and subcontractors’ expenses significantly as our stock experienced a significant amount of volatility.  We measure the expense for shares issued for services at the time we commit to issue the shares for the services.  For the current three months period, we issued fewer shares for services, and were therefore able to cut on our expenses.  We continue to work on trying to reduce the ratio of consulting expenses in relation to revenues.

Selling, general and administration expenses increased 13% to $271,585 for the period ending October 31, 2004, as compared to the same period last year when selling, general, and administration was $240,220.  During the current quarter, we significantly slowed down on spending money to expand our business, as compared to the first quarter of this year, but costs remain high in comparison to the same quarter last year.  Unless we raise further money, we will have to further slow down our spending.

Net loss for the period ending October 31, 2004, was ($198,140) and ($337,148) for the same period last year.   The decrease in loss is primarily due to decrease in our consultants and subcontractor’s expense.

No income taxes were payable in the period ended October 31, 2004, or for the period ended October 31, 2003, as a result of the operating losses recorded during those periods. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets, and, accordingly, any income tax benefit recorded has been offset by a full valuation allowance.  All losses incurred can now be carried forward for ten years for Canadian income tax purposes and twenty years for United States income tax purposes.

Loss per share was $(0.00) for the period ended October 31, 2004, and a loss of $(0.01) per share for the same period last year.

RESULTS OF OPERATIONS FOR THE SIX MONTHS PERIODS ENDED OCTOBER 31, 2004 AND 2003

Total revenues decreased to $844,455 for the period ending October 31, 2004, as compared to the same period last year when total revenues were $974,350. Of the $844,455 in total revenues, $147,396 is from hardware sales, which we began selling during the latter part of Fiscal 2004.  There was no hardware sales during the six month period ended October 31, 2003.  Cost for the hardware sales for the six month period ended October 31, 0204 was $107,204.  The decrease in IT revenues for the six months period ended October 31, 2004 versus 2003 was for the same reasons as for the three months period ended October 31, 2004 as several contracts with some of our major customers (notable IBM and LGS) were completed, and several of our principal consultants have taken time off during the period.  We hope that by the next quarter, revenues will return to growth levels.

Consulting and subcontractors’ expenses decreased 47% to $606,116 for the six month period ended October 31, 2004, as compared to the same period last year when consulting and subcontractors were $1,141,153.  The decrease is attributed to the decrease in IT revenues which decreased by this quarter in comparison to the same period last year, as well as measures we took to cut costs in comparison to last year.  Many of our consultants were being paid through shares for their services, which increased our consulting and subcontractors’ expenses significantly as our stock experienced a significant amount of volatility.  We measure the expense for shares issued for services at the time we commit to issue the shares for the services.  For the current six month period, we issued fewer shares for services, and were therefore able to cut on our expenses.  We continue to work on trying to reduce the ratio of consulting expenses in relation to revenues.

Selling, general and administration expenses increased 137% to $719,024 for the six month period ending October 31, 2004, as compared to the same six month period last year when selling, general, and administration was $303,257.  During the first quarter of fiscal 2005 we spent a significant amount of money on advertising and marketing to try and increase our customer base and promote our Company and our products.  We also spent money in training programs for our consultants, and travel expenditures increased as well.  The spending has slowed down in the second quarter of this year, as our cash resources have decreased. Unless we raise further money, we will have to further slow down our spending.

Net loss for the six month period ending October 31, 2004, was ($596,803) and ($480,647) for the same six month period last year.   The increase in loss is primarily due to the increase in selling, general and administration expenses.

No income taxes were payable in the six month period ended October 31, 2004, or for the six month period ended October 31, 2003, as a result of the operating losses recorded during those periods. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets, and, accordingly, any income tax benefit recorded has been offset by a full valuation allowance.  All losses incurred can now be carried forward for ten years for Canadian income tax purposes and twenty years for United States income tax purposes.

Loss per share was $(0.01) for the six month period ended October 31, 2004, and a loss of $(0.01) per share for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2004, we had a working capital deficiency of ($80,017), which represented a working capital decrease of $353,728 as compared to the positive working capital position of $273,711 as of April 30, 2004. There are several factors that contributed to the decrease in working capital; these include the losses for the period and the decrease in accounts receivable.  We did not raise any cash from issuance of stock.  We received a loan for $CDN 90,000 (US $74,000) during the period from a relative of a director of the Company to help us meet expenditures as they become due.

Accounts Receivable represents 80% of current assets.  Many of those receivables have terms that exceed 60 days as they are from large corporations who require longer terms.  Given our history with these clients, we believe that our receivables continue to be collectible.  Since April 30, 2004, receivables decreased by $81,318 to $413,126, which was expected relative to the decrease in total revenues for the quarter.

Cash flows (used in) operating activities for the six month period ended October 31, 2004, totaled $(406,209), which was primarily due to the loss for the period and the repayment of payables, offset by non-cash consulting expenses settled through the issuance of capital stock, and the collection of trade receivables.  Cash flows (used in) operating activities for the six month period ended October 31, 2003, totaled $(41,038).  The decrease in cash flows from operating activities between the six month period ended October 31, 2004, and 2003 is primarily due to the loss for the period.

As we are trying to conserve on cash as much as possible, many of our consultants have been willing to receive shares in lieu of cash payments.  While the expense related to the shares issued for consultants is high and affects our losses for the year, we are able to conserve cash in this manner.  We do realize, however, the issuing of shares in lieu of cash does dilute the value of our stock, but until we reach profitability, we believe this is an appropriate way to conserve cash.   For the six month ended October 31, 2004, we have, however, reduced the amount of shares we issue to consultants, and we plan to continue reducing shares issued for services.

There were no cash outflows or inflows for the six month period ended October 31, 2004, from investing activities, or for the six month period ending October 31, 2003. We are now more focused on leasing equipment through way of operating leases, and our property and equipment expenditures have therefore decreased.

Cash flows for the six month period ended October 31, 2004 provided by financing activities totaled $240,882, consisting primarily from an increase of bank indebtedness of $178,971 and proceeds from loans of $73,892, offset by repayment of due to related parties of $11,981. Cash flows for the six month period ended October 31, 2003 provided by financing activities totaled $227,698, consisting primarily from repayment of bank indebtedness of $122,681 and repayment of due to related parties of $62,450, offset by  proceeds from issuance of capital stock of $36,000 and proceeds from loans payable of $377,168.

Letter of Intent

Subsequent to October 31, 2004 we entered into a letter of intent (“LOI”) whereby we will acquire 100% of the common shares of Astreya Partners, Inc. (“AST”) for total consideration of $2 million and 1,500,000 common shares of our company. Of the total consideration, $1,100,000 is to be paid at the closing of the transaction and the remainder of $900,000 is to be paid in twelve quarterly instalments of $75,000 with the first payment due three months from the signing of a definitive agreement. The 1,500,000 common shares will be issued upon the closing of the transaction. The closing of the transaction is subject to our due diligence and that of AST, and to financing.  AST is a technology consulting firm that is based in San Jose, California and is a hardware reseller of security and networking products, and provides technology consulting. We believe that this acquisition will be able to provide our company with synergies that will create business opportunities for expansion in both Canada and the United States. This LOI will  dramatically change our organization with the addition of 23 people added to our team

AST has revenues in access of $12 million for the year ended June 30, 2004, and has over 400 customers ranging from multi-national public organizations to single site local companies.

We expect to change our corporate head office to San Jose once the transaction has been completed but still maintain it back office operation functions in our Toronto office.

We realize that in order for us to develop this new part of our business, we will need receipt of additional funding, and we are currently in negotiations to raise the necessary monies in order to complete this acquisition.  We will need to raise approximately $2 million in order to complete this acquisition, and a further $250,000 in equity financings to fund our current operations.

 If we cannot raise the necessary cash to cover these costs, then it is unlikely that we will be able to complete this acquisition and increase our sales to meet our targets. We will then have to revise our expansion plans accordingly and would expect limited, if any, sales growth.

Item 3. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.

Our management evaluated the disclosure controls and procedures of the Company at December 1, 2004, and found them to be operating efficiently and effectively to ensure that information required to be disclosed by our Company under the general rules and regulations promulgated under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified by rules of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our Company is accumulated and communicated to the management of our Company, including its principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b)

Changes in internal controls.

There were no significant changes in the internal controls of our Company since the date of the evaluation of our Company’s controls or other factors that could significantly affect our Company’s internal controls during the six month period ended October 31, 2004 and to the date of filing this quarterly report.

PART II

Item 1. Legal Proceedings.

We are not party to any current or pending legal proceedings.

Item 2. Unregistered Sales of Equity and Use of Proceeds

There were no changes during the quarter ended October 31, 2004.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders through solicitation or otherwise during the quarter ended October 31, 2004.

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

 (B) Reports on Form 8-K

Form 8-K filed on November 30, 2004, reporting the letter of intent with Astreya Partners Inc.

SIGNATURES

In  accordance  with  the  requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGETECH SERVICES INC.

Date:  December 13, 2004             By:  /s/  Tae Ho Kim

                                      ----------------------------------

               Name:  Tae Ho Kim

                           Title:  Chief  Executive  Officer

Date:  December 13, 2004             By:  /s/  Sang Ho Kim

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

Date:     December 13, 2004                     /s/  Tae Ho Kim

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

Date:     December 13, 2004                     /s/  Sang Ho Kim

                                             -----------------------------------

                                             President and CFO

Exhibit 32.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

REQUIRED BY RULE 13A - 14(B) OR RULE 15D - 14(B) AND 18 U.S.C. 1350

In connection with the Quarterly Report of Edgetech Services Inc. On Form 10-QSB for the period ended October 31, 2004, as filed with the Securities and Exchange  Commission  on  the date hereof (the "Report"), I, Tae Ho Kim, Chief Executive  Officer of  the  Company,  certify, pursuant to 18 U.S.C. Sec. 1350, that:

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

                                       December 13, 2004

Exhibit 32.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

REQUIRED BY RULE 13A - 14(B) OR RULE 15D - 14(B) AND 18 U.S.C. 1350

In connection with the Quarterly Report of Edgetech Services Inc. On Form 10-QSB for the period ended October 31, 2004, as filed with the Securities and Exchange  Commission  on  the date hereof (the "Report"), I, Sang Ho Kim, President of  the  Company,  certify, pursuant to 18 U.S.C. Sec. 1350, that:

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

                                       December 13, 2004