Form 10QSB
period 2005-01-31
EDGETECH SERVICES INC
filed 2005-03-17
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2005

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

(Issuer's telephone number) (416) 441 - 4046 _________________________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x ] Yes [ ] No

On March 13, 2005, the number of shares outstanding of the issuer’s common stock was 66,993,450.

Transitional Small Business Disclosure Format (Check one): Yes ____; No __X__

Edgetech Services Inc.

Form 10-QSB

.

PART I

Item 1 Financial Statements

EDGETECH SERVICES INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

January 31, 2005

EDGETECH SERVICES INC. and SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(Unaudited)

JANUARY 31, 2005

ASSETS

Current
Cash	$48
Accounts receivable less allowance for doubtful accounts of $Nil	596,937
Inventory	109,115
Prepaid expenses	20,516
Deferred tax asset less valuation allowance of $665,000	-

Total current assets	726,616

Property and equipment - net (Note 4)	16,764

Other assets	524

Total assets	$743,904

-Continued-

EDGETECH SERVICES INC. and SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(Unaudited)

JANUARY 31, 2005

LIABILITIES AND DEFICIENCY IN ASSETS

Current
Bank indebtedness	$178,521
Accounts payable and accrued liabilities	660,618
Loan payable (Note 5)	72,510

Total current liabilities	911,649

Due to related parties (Note 6)	59,620

Total liabilities	971,269
Commitments and Contingencies (Notes 2 and 8)
Deficiency in Assets
Capital stock (Note 7)
Authorized
50,000,000 common shares, no par value, assigned value of $0.001
25,000,000 preferred shares with a par value of $0.001
Issued and outstanding
41,993,450 common shares	41,994
Additional paid-in capital	2,348,659
Accumulated other comprehensive loss	(5,044)
Accumulated deficit	(2,612,974)

Total deficiency in assets	(227,365)

Total liabilities and deficiency in assets	$743,904

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Nine Month period ended Jan 31,2005	Nine Month period ended Jan 31,2004	Three Month period ended Jan 31, 2005	Three Month period ended Jan 31, 2004
REVENUE
Information technology (“IT”) consulting	$ 1,103,470	$ 1,505,948	$ 406,411	$ 531,598
Hardware sales	471,791		324,395
	1,575,261	1,505,948	730,806	531,598

Cost of hardware sales	419,320	-	312,116	-
GROSS PROFIT	1,155,941	1,505,948	418,690	531,598

EXPENSES
Consulting and subcontractors	904,140	1,604,363	298,024	463,210
Depreciation and amortization	4,103	3,118	1,433	1,062
Selling, general and administration	982,975	554,280	263,951	251,023
	1,891,218	2,161,761	563,408	715,295

Loss before interest expense	(735,277)	(655,813)	(144,718)	(183,697)

Interest expense	12,356	11,898	6,112	3,367

Loss before income taxes	(747,633)	(667,711)	(150,830)	(187,064)

Provision for income taxes	-	-	-	-

Net loss for the period	$ (747,633)	$ (667,711)	$ (150,830)	$ (187,064)

Cumulative translation adjustment	5,279	20,670	39,216	3,293

Comprehensive loss	$ (742,354)	$ (647,041)	$ (111,614)	$ (183,771)
Basic and diluted net loss per share	$ (0.02)	$ (0.02)	$ (0.00)	$ (0.01)

Weighted average number of shares outstanding (basic and diluted)	40,718,948	33,458,709	41,802,894	34,407,756

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

NINE MONTH PERIOD ENDED JANUARY 31, 2005

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(747,633)	$(667,711)
Items not affecting cash:
Amortization	4,103	3,118
Stock issued for services and amortization of prepaid expenses	234,455	466,087

Changes in working capital items:
Increase in accounts receivable	(102,493)	(68,843)
Decrease in prepaid expenses	11,848	19,991
Increase in inventory	(66,016)	-
Increase in accounts payable and accrued liabilities	256,927	(104,211)

Net cash used in operating activities	(408,809)	(351,569)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital lease obligations	-	(664)
Increase in bank indebtedness	178,521	54,100
Share capital	-	36,000
Due to related parties	(13,116)	(60,201)
Proceeds from loans payable	72,510	377,168

Net cash provided by financing activities	237,915	406,403

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(2,947)
Cash acquired on acquisition of subsidiary	-	-

Net cash provided by (used in) investing activities	-	(2,947)

Effect of exchange rate changes on cash and cash equivalents	26,975	1,022

Change in cash position during the period	(143,919)	52,909

Cash position, beginning of year	143,967	17,841

Cash position, end of period	$48	$70,750

Supplemental disclosure with respect to cash flows:
Common shares issued for services	$234,455	$299,370
Common shares issued for settlement of debt	-	353,815
Amortization of prepaid expenses	-	166,717
Interest paid	12,356	11,898
Income taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2005

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the nine month period ended January 31, 2005, may not necessarily be indicative of the results that may be expected for the year ended April 30, 2005.

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

January 31, 2005

Accumulated deficit	$ (2,612,974)
Working capital (deficiency)	(185,033)

3.

SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies adopted by Edgetech are as follows:

Principles of consolidation

These consolidated financial statements include the accounts of Edgetech and its wholly-owned subsidiary.  Significant inter-company transactions have been eliminated upon consolidation.

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2005

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

Foreign currency translation

Edgetech's operations are substantially through a Canadian subsidiary whose functional currency is the Canadian dollar. These consolidated financial statements are stated in United States dollars. Assets and liabilities denominated in Canadian dollars are translated to United States dollars using the exchange rate in effect at the date of the financial statements. Revenue and expenses are translated to United States dollars using the average rate of exchange for the respective period.

Exchange gains and losses arising on this translation are excluded from the determination of income and are reported as a foreign currency translation adjustment in stockholders' equity.

Accounts receivable

Trade and other accounts receivable are carried at face value less any provisions considered necessary. Accounts receivable primarily includes trade receivables from customers and Goods and Services Tax receivable in Canada.  Edgetech estimates doubtful accounts on an item-to-item basis and includes over aged accounts as part of allowance for doubtful accounts, which are generally accounts that are ninety-days overdue.  There was no bad debt expense for the periods ended January 31, 2005 and 2004.

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

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2005

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Impairment of long-lived assets

Long-lived assets and certain identifiable recorded intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell. At January 31, 2005 and 2004, Edgetech does not have any long-lived assets reported on its consolidated balance sheets.

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

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2005

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

The following table illustrates the effect on net loss for the year and net loss per share if Edgetech had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Nine Months Ended January 31, 2005	Nine Months Ended January 31, 2004

Net loss for the period, as reported	$ (747,633)	$ (667,711)

Add: Total stock-based employee compensation expense included in loss as reported, determined under APB 25, net of related tax effects	-	-

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-	-

Pro-forma net loss	$ (747,633)	$ (667,711)

Basic and diluted net loss per share, as reported	$ (0.02)	$ (0.02)

Basic and diluted net loss per share, pro-forma	$ (0.02)	$ (0.02)

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended January 31, 2005	Nine Months Ended January 31, 2004

Expected dividend yield	-	-
Expected stock price volatility	-	-
Risk-free interest rate	-	-
Expected life of options	-	-

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2005

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

4.

PROPERTY AND EQUIPMENT

January 31, 2005
	Cost	Accumulated Amortization	Net Book Value

Office equipment and furniture	$ 16,093	$ 10,610	$ 5,483
Computer equipment	47,621	36,340	11,281

	$ 63,714	$ 46,950	$ 16,764

5.

LOAN PAYABLE

The loan payable is a short-term demand loan that is unsecured and bears no interest.

6.

DUE TO RELATED PARTIES

January 31, 2005

Due to director of Edgetech (CDN$50,000), interest bearing-20%, unsecured, with no specific terms of repayment, but not to be repaid within the next year	$ 40,284
Due to director of Edgetech (CDN$24,000), non-interest bearing, unsecured, with no specific terms of repayment, but not to be repaid within the next year	19,336
Total	$ 59,620

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2005

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

Following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 31, 2005	1,035,000	$ 0.35

Weighted average fair value of options granted during the period	-	-

Stock options

Following is a summary of the status of stock options outstanding at January 31, 2005:

	Outstanding Options			Exercisable Options
Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$ 0.30	345,000	3.10	$ 0.30	345,000	$ 0.30
0.35	345,000	3.10	0.35	-	-
0.40	345,000	3.10	0.40	-	-

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2005

7.

CAPITAL STOCK (cont’d…)

Warrants (cont’d…)

As at January 31, 2005, warrants were outstanding enabling the holders to acquire shares of common stock as follows:

Number of Shares	Exercise Price	Expiry Date

147,000	1.00	February 15, 2005 (subsequently expired)
860,000	1.00	February 25, 2005 (subsequently expired)

8.

COMMITMENTS

Edgetech has entered into operating lease agreements for its premises and for computer equipment.  The annual lease commitments under these leases are as follows:

2005	$93,127
2006	95,428
2007	66,342
2008	37,195
2009	18,404

$310,496

Rent expense for the nine month period ended January 31, 2005 was $44,411 (2004 - $34,900).

9.

RELATED PARTY TRANSACTIONS

During the nine-month period ended January 31, 2005, Edgetech entered into the following related party transactions:

a)

Paid $8,011(2004 - $7,171) in interest on loans to a director and to a company controlled by a relative of a director of Edgetech.

b)

Received a loan of $72,510 ($CDN 90,000) from a relative of a director of Edgetech  (Note 5).

c)

Received a loan of $19,336 ($CDN 24,000) from a director of Edgetech  (Note 6).

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2005

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

11.

SUBSEQUENT EVENT

The Company entered into a letter of intent whereby Edgetech will acquire 100% of the common shares of Astreya Partners, Inc. (“AST”) for total consideration of $2 million and 1,500,000 common shares of Edgetech. Of the total consideration, $1,100,000 is to be paid at the closing of the transaction and the remainder of $900,000 is to be paid in twelve quarterly instalments of $75,000 with the first payment due three months from the signing of a definitive agreement. The 1,500,000 common shares will be issued upon the closing of the transaction. The closing of the transaction is subject to due diligence of Edgetech and AST, and to financing.

Subsequent to January 31, 2005, the company issued 12,500,000 common share to each the president and chief executive officer of the company.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JANUARY 31, 2005 AND 2004

Total revenues increased 37.5% at $730,806 for the period ending January 31, 2005, as compared to the same period last year when total revenues were $531,598. Of the $730,806 in total revenues, $324,395 is from hardware sales, which we began selling during the latter part of Fiscal 2004.  There was no hardware sales during the quarter ended January 31, 2004.  Cost for the hardware sales for the quarter was $312,116.  The decrease in Information Technology (“IT”) revenues was attributable as several contracts with some of our major customers (notable MGA Consulting) were completed. We hope that by the next quarter, revenues will return to growth levels.

Consulting and subcontractors’ expenses decreased 36% to $298,024 for the period ending January 31, 2005, as compared to the same period last year when consulting and subcontractors were $463,210.  The decrease is attributed to the decrease in IT revenues which decreased by this quarter in comparison to the same period last year, as well as measures we took to cut costs in comparison to last year.  We measure the expense for shares issued for services at the time we commit to issue the shares for the services.  For the current three months period, we issued fewer shares for services, and were therefore able to cut on our expenses.  We continue to work on trying to reduce the ratio of consulting expenses in relation to revenues.

Selling, general and administration expenses increased 5% to $263,951 for the period ending January 31, 2005, as compared to the same period last year when selling, general, and administration was $251,023.  During the current quarter, we significantly slowed down on spending money to expand our business, as compared to the first quarter of this year, but costs remain high in comparison to the same quarter last year.  Unless we raise further money, we will have to further slow down our spending.

Net loss for the three-month period ending January 31, 2005, was ($150,830) and ($187,064) for the same period last year.   The decrease in loss is primarily due to decrease in our consultants and subcontractor’s expense.

No income taxes were payable in the period ended January 31, 2005, or for the period ended January 31, 2004, as a result of the operating losses recorded during those periods. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets, and, accordingly, any income tax benefit recorded has been offset by a full valuation allowance.  All losses incurred can now be carried forward for ten years for Canadian income tax purposes and twenty years for United States income tax purposes.

Loss per share was $(0.00) for the three-month period ended January 31, 2005, and a loss of $(0.01) per share for the same period last year.

RESULTS OF OPERATIONS FOR THE NINE MONTHS PERIODS ENDED JANUARY 31, 2005 AND 2004

Total revenues increased marginally to $1,575,261 for the period ending January 31, 2005, as compared to the same period last year when total revenues were $1,505,948. Of the $1,575,261 in total revenues, $471,791 is from hardware sales, which we began selling during the latter part of Fiscal 2004.  There was no hardware sales during the nine month period ended January 31, 2004.  Cost for the hardware sales for the nine month period ended January 31, 2005 was $419,320.  The decrease in IT revenues for the nine months period ended January 31, 2005 versus 2004 was for the same reasons as for the three months period ended January 31, 2005 as several contracts with some of our major customers (notable IBM and LGS) were completed, and several of our principal consultants have taken time off during the period.  We hope that by the next quarter, revenues will return to growth levels.

Consulting and subcontractors’ expenses decreased 44% to $904,140 for the nine month period ended January 31, 2005, as compared to the same period last year when consulting and subcontractors were $1,604,363.  The decrease is attributed to the decrease in IT revenues which decreased by this quarter in comparison to the same period last year, as well as measures we took to cut costs in comparison to last year.  Many of our consultants were being paid through shares for their services, which increased our consulting and subcontractors’ expenses significantly as our stock experienced a significant amount of volatility.  We measure the expense for shares issued for services at the time we commit to issue the shares for the services.  For the current nine month period, we issued fewer shares for services, and were therefore able to cut on our expenses.  We continue to work on trying to reduce the ratio of consulting expenses in relation to revenues.

Selling, general and administration expenses increased 77% to $982,975 for the nine month period ending January 31, 2005, as compared to the same nine month period last year when selling, general, and administration was $554,280.  During the first quarter of fiscal 2005 we spent a significant amount of money on advertising and marketing to try and increase our customer base and promote our Company and our products.  We also spent money in training programs for our consultants, and travel expenditures increased as well.  The spending has slowed down in the second quarter of this year, as our cash resources have decreased. Unless we raise further money, we will have to further slow down our spending.

Net loss for the nine month period ending January 31, 2005, was ($747,633) and ($667,711) for the same nine month period last year.   The increase in loss is primarily due to the increase in selling, general and administration expenses.

No income taxes were payable in the nine month period ended January 31, 2005, or for the nine month period ended January 31, 2004, as a result of the operating losses recorded during those periods. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets, and, accordingly, any income tax benefit recorded has been offset by a full valuation allowance.  All losses incurred can now be carried forward for ten years for Canadian income tax purposes and twenty years for United States income tax purposes.

Loss per share was $(0.02) for the nine month period ended January 31, 2005, and a loss of $(0.02) per share for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2005, we had a working capital deficiency of ($185,033), which represented a working capital decrease of $458,744 as compared to the positive working capital position of $273,711 as of April 30, 2004. There are several factors that contributed to the decrease in working capital; these include the losses for the period and the decrease in accounts receivable.  We did not raise any cash from issuance of stock.  We received a loan for $CDN 90,000 (US $72,510) during the period from a relative of a director of the Company to help us meet expenditures as they become due.

Accounts Receivable represents 82% of current assets.  Many of those receivables have terms that exceed 60 days as they are from large corporations who require longer terms.  Given our history with these clients, we believe that our receivables continue to be collectible.  Since April 30, 2004, receivables increased by $102,493 to $596,937, which was expected relative to the decrease in total revenues for the quarter.

Cash flows (used in) operating activities for the nine month period ended January 31, 2005, totaled $(408,809), which was primarily due to the loss for the period and the repayment of payables, offset by non-cash consulting expenses settled through the issuance of capital stock, and the collection of trade receivables.  Cash flows (used in) operating activities for the nine month period ended January 31, 2004, totaled $(351,569).  The decrease in cash flows from operating activities between the nine month period ended January 31, 2005, and 2004 is primarily due to the loss for the period.

As we are trying to conserve on cash as much as possible, many of our consultants have been willing to receive shares in lieu of cash payments.  While the expense related to the shares issued for consultants is high and affects our losses for the year, we are able to conserve cash in this manner.  We do realize, however, the issuing of shares in lieu of cash does dilute the value of our stock, but until we reach profitability, we believe this is an appropriate way to conserve cash.   For the nine month ended January 31, 2005, we have, however, reduced the amount of shares we issue to consultants, and we plan to continue reducing shares issued for services.

There were no cash outflows or inflows for the nine month period ended January 31, 2005, from investing activities. There were cash outflow of $(2,947) for the nine month period ending January 31, 2004. We are now more focused on leasing equipment through way of operating leases, and our property and equipment expenditures have therefore decreased.

Cash flows for the nine month period ended January 31, 2005 provided by financing activities totaled $237,915, consisting primarily from an increase of bank indebtedness of $178,521 and proceeds from loans of $72,510, offset by repayment of due to related parties of $13,116. Cash flows for the nine month period ended January 31, 2004 provided by financing activities totaled $406,403, consisting primarily from repayment of due to related parties of $60,201, offset by  proceeds from issuance of capital stock of $36,000, proceeds from bank indebtness of $54,100 and proceeds from loans payable of $377,168.

Letter of Intent

During the period ended January 31, 2005, we entered into a letter of intent (“LOI”) whereby we will acquire 100% of the common shares of Astreya Partners, Inc. (“AST”) for total consideration of $2 million and 1,500,000 common shares of our company. Of the total consideration, $1,100,000 is to be paid at the closing of the transaction and the remainder of $900,000 is to be paid in twelve quarterly instalments of $75,000 with the first payment due three months from the signing of a definitive agreement. The 1,500,000 common shares will be issued upon the closing of the transaction. The closing of the transaction is subject to our due diligence and that of AST, and to financing.  AST is a technology consulting firm that is based in San Jose, California and is a hardware reseller of security and networking products, and provides technology consulting. We believe that this acquisition will be able to provide our company with synergies that will create business opportunities for expansion in both Canada and the United States. This LOI will dramatically change our organization with the addition of a 23 periods added to our team

AST has revenues in excess of $12 million for the year ended June 30, 2004, and has over 400 customers ranging from multi-national public organizations to single site local companies.

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

(b)

Changes in internal controls.

There were no significant changes in the internal controls of our Company since the date of the evaluation of our Company’s controls or other factors that could significantly affect our Company’s internal controls during the nine month period ended January 31, 2005 and to the date of filing this quarterly report.

PART II

Item 1. Legal Proceedings.

We are not party to any current or pending legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

There were no changes during the quarter ended January 31, 2005.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders through solicitation or otherwise during the quarter ended January 31, 2005.

Item 5. Other Information

None.

Item 6. Exhibits

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

EDGETECH SERVICES INC.

Date:  March 15, 2005             By:  /s/ Tae Ho Kim

                                      ----------------------------------

           Name:  Tae Ho Kim

           Title:  Chief Executive Officer

Date:  March 15, 2005             By:  /s/ Sang Ho Kim

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

Date:     March 15, 2005                     /s/  Tae Ho Kim

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

Date:     March 15, 2005                     /s/  Sang Ho Kim

                                             -----------------------------------

                                             President and CFO

Exhibit 32.1

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

REQUIRED BY RULE 13A - 14(B) OR RULE 15D - 14(B) AND 18 U.S.C. 1350

In connection with the Quarterly Report of Edgetech Services Inc.

On Form 10-QSB for the period ended January 31, 2005, as filed with the Securities and

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

                                       March 15, 2005

Exhibit 32.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

REQUIRED BY RULE 13A - 14(B) OR RULE 15D - 14(B) AND 18 U.S.C. 1350

In connection with the Quarterly Report of Edgetech Services Inc.

On Form 10-QSB for the period ended January 31, 2005, as filed with the Securities and

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

                                       March 15, 2005