Form 10KSB
period 2005-04-30
EDGETECH SERVICES INC
filed 2005-08-16
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[x ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2005 ____________________________________

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _____________
Commission file number _ 000-27397 _______________________________

EDGETECH SERVICES INC. (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0204280 (I.R.S. Employer Identification No.)

501 Santa Monica Blvd, Suite 601, Santa Monica, CA (Address of principal executive offices)	90401 (Zip Code)

(Issuer's telephone number ) (416) 441 - 4046

Securities registered under Section 12(b) of the Exchange Act:

Title of each class None	Name of each exchange on which registered Over the Counter Bulletin Board ("OTC.BB") ___________________________________

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

State issuer's revenues for its most recent fiscal year: $2,053,789

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregated market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 74,129,950.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ____; No __X__

Edgetech Services Inc.

Form 10-KSB

TABLE OF CONTENTS

	PART I	Page

Item 1.	Description of Business.	4

Item 14.	Principal accountant fees and services.	38

PART I

Item 1. Description of Business .

OVERVIEW

We were incorporated under the provisions of the General Corporation Act of the State of Nevada, USA on May 16, 1997, as Annex Business Resources Inc.  We became a reporting company under the U.S. Securities and Exchange Act of 1934 on November 20, 1999. We have not undergone any bankruptcy, receivership or similar proceedings. We changed our name to NewsGurus.com, Inc, which later changed to SETP or Secure Enterprise Solutions Inc. On December 2, 2002, we changed our name to Edgetech Services Inc. (the "Company") following our acquisition of Edgetech Services Inc. on May 22, 2002. As part of the acquisition, we acquired all of the issued and outstanding capital stock of EdgeTech Services Inc., a private company incorporated under the laws of Ontario, Canada.  We issued 16,005,000 common shares to the former shareholders of EdgeTech Services Inc, and payments of $66,000. Item 6 of this Form 10-KSB goes into further detail of the acquisition. EdgeTech Services Inc. was founded on July 11th, 1995, to provide innovative and effective solutions to help our clients achieve their business goals. Edgetech Services Inc. is a Total Business Solutions Provider specializing in Information Technology (IT) Security, Enterprise Resource Planning (ERP) and Knowledge Based Systems.

The following is a list of the technology we develop, a description of the products and services we handle, and a description of our main competitors in each field.

Technology	Description	Providers

Security Products

Intrusion Detection	Monitors the network for attacks by hackers	Symantec, Cisco
Network Intrusion	Similar to intrusion detection but has the ability to block off attacks as well	Top Layer, Cisco, McAfee
Prevention
Host Base Intrusion	Protects servers, desktops and laptops from unknown and known attacks,	Platform Logic, McAfee
Detection	worms, and/or malicious insiders by wrapping each operating system function and application in a protective layer
Firewalls	Implement security policies designed to keep a network secure from hackers.	Symantec, McAfee, Trend Micro,
Cyberguard, Cisco, Watch guard
Network Taps	Taps a point in the network for monitoring	Top Layer , McAfee, Net Optics
Network Behavioral	Monitors network and has intelligence to find trends that may be attacks	Q1Labs, System Detection, eEye,
analysis System		Network General (Sniffer),
Patch Management Tools Tools that can update the latest patches that will protect systems against the		Microsoft, eEye, Patchlink
latest attacks.
Encryption Software	Software to encrypt information to protect its viewing by unauthorized people	Cypherus
Forensics tools	Tool that contain information about an attack and evidence that may be able to	eEye
trace it.
Application Layer	Monitors and protects applications from attacks.	Covelight
Security tools
Security Consulting Services

Control Assurance	A set of management and Internet standard technologies developed to unify the	Consulting
management of enterprise computing environments.

Risk Consulting	Risk Consulting includes services that operate and restructure businesses; and	Consulting
enhance security systems and procedures.
Regulatory Services	Compliance with the applicable legislation or best practice.	Consulting
Security Assessment and	Collects, analyzes, and correlates security event data from across the enterprise.	Symantec, Open
Management
Vulnerability	Testing of a network to see if there are any holes or vulnerabilities where an	Symantec, eEye, McAfee
Assessment	attack can be done.	(Foundstone)
Network Penetration And	Testing through the eyes of a hacker to see what they may be able to do.	eEye
Intrusion Testing
ERP controls	Managing and controlling business systems of organizations	Consulting

Our professional services unit is dependent to a great extent on one large customer, International Business Machines, Inc. Our distribution methods are based on direct sales.  We have one person in Winnipeg selling hardware components and one person in Toronto selling professional services.

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

EMPLOYEES

We currently employ approximately three full-time staff at the Toronto office, and three at the Winnipeg office.  Most of our consulting services are provided by independent contractors.

SUBSEQUENT EVENT  TO THE PERIOD ADDRESSED BY THIS FILING

On June 1, 2005, we acquired 100% of the outstanding common stock of Web's Biggest, Inc., a California company and its subsidiaries (herein after referred to as "WB"). WB is a search engine operating primarily from the url: http://www.websbiggest.com. Under the terms of an acquisition agreement dated June 1, 2005, we agreed to acquire 100% of the issued common shares of Web's Biggest. Web's Biggest's two shareholders exchanged all of their issued Web's Biggest shares and provide $250,000 in general working capital for our Canadian subsidiary in exchange for 25,000,000 convertible preferred shares of the Company. Web's Biggest currently has 100 common shares issued and outstanding. The preferred shares have multiple voting rights with 25.3533 votes per share and eacg convertible share may be converted into 25.3533 common shares at any time.

OVERVIEW OF WEB'S BIGGEST

Web's Biggest is a search engine that is available in 230 countries and in 70 different languages. To our knowledge, it is the word's largest "Wiki" based search engine. Wiki is software that allows web users to collectively author web documents using their browser and without downloading any software to their computer.

Web's Biggest's customers pay for website advertising and promotion services. Provision of the services to customers along with billing is managed by an automated and scaleable IT infrastructure. This enables Web's Biggest to maintain high gross profit margins. Web's Biggest has developed its own web crawler and created the following search engine directories:

Web's Biggest: A search engine that searches a database of almost every website in the Whois database.

TopSites: A directory of the world's top 50,000 websites by traffic and categorized by thousands of topics.

Editors' Choice: More than 4 million website reviews written by users and webmasters. They are arranged in almost 600,000 categories with more than 2.1 million see and see also references. The directory is translated into more than 70 languages. And they are available in hundreds of regional editions. The directory has almost 300,000 articles on various topics. These are cross referenced to website categories.

Item 2. Description of Property .

We occupy office space in two locations.  Our head office is at 18 Wynford Drive, Toronto, Ontario, M3C 3S2, which has approximately 3500 square feet of office space.  The current rate is approximately $12 per square foot.  Our second office is located at 175 Carlton Street, Winnipeg, Manitoba, R3C 3S9, which has approximately 600 square feet. We have an operating lease on the premises until December 31, 2005.  The current rate is approximately $10 per square foot.  We believe that these facilities will be adequate to meet our requirements for the foreseeable future and that suitable additional space will be available if needed. Other than described above, neither we, nor our subsidiary presently own or lease any other property or real estate.

Item 3. Legal Proceedings.

We are not party to any current or pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders through solicitation or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters .

Our common stock is quoted and listed for trading on the OTC.BB under the symbol EDGH.  Our CUSIP No. is 28027N 10 9.

As of April 30, 2005, there are approximately 2,200 shareholders holding our issued common shares.

Table No. 1 lists the high and low closing sales prices on the OTC.BB for our common shares for the last two year period.  The price was $0.03 on April 30, 2005 at our year end.  The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Table No. 1

OTC.BB Stock Exchange

Date	Open	High	Low	Close	Avg Vol	Adj Close*
Apr-05	0.03	0.04	0.02	0.03	182,323	0.03
Mar-05	0.03	0.05	0.03	0.04	72,045	0.04
Feb-05	0.04	0.06	0.03	0.03	103,236	0.03
Jan-05	0.05	0.06	0.04	0.04	38,010	0.04
Dec-04	0.06	0.07	0.04	0.05	106,327	0.05
Nov-04	0.06	0.08	0.05	0.06	117,419	0.06
Oct-04	0.08	0.10	0.06	0.06	135,814	0.06
Sep-04	0.08	0.14	0.07	0.08	141,171	0.08
Aug-04	0.11	0.12	0.05	0.07	122,622	0.07
Jul-04	0.10	0.14	0.10	0.11	82,547	0.11
Jun-04	0.12	0.14	0.10	0.10	47,652	0.10
May-04	0.15	0.17	0.12	0.13	78,915	0.13
Apr-04	0.15	0.18	0.13	0.16	94,276	0.16
Mar-04	0.17	0.17	0.15	0.15	119,700	0.15
Feb-04	0.17	0.19	0.16	0.16	97,105	0.16
Jan-04	0.16	0.20	0.15	0.17	165,820	0.17
Dec-03	0.19	0.20	0.15	0.16	182,768	0.16
Nov-03	0.17	0.19	0.16	0.17	205,110	0.17
Oct-03	0.25	0.26	0.16	0.17	296,095	0.17
Sep-03	0.33	0.53	0.22	0.25	891,509	0.25
Aug-03	0.51	0.52	0.22	0.33	1,236,861	0.33
Jul-03	0.16	0.75	0.14	0.50	1,266,104	0.50
Jun-03	0.15	0.19	0.14	0.16	233,271	0.16
May-03	0.17	0.24	0.14	0.15	324,890	0.15

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

Item 6. Management's Discussion and Analysis or Plan of Operation

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operation contains "forward looking statements." Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although our management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be materially different from the expectations expressed in this Annual Report. The following discussion should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in Item 7.

RESULTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 2005 AND 2004

Revenues decreased 5% to $2,053,789 during Fiscal Year 2005 as compared to Fiscal Year 2004 when revenues were $2,171,297.

Sales, general and administrative ("SG&A") expenses increased 54% to $1,647,053 during fiscal 2005 as compared to fiscal 2004 when SG&A expenses were $1,070,870.  The increase in SG&A expenses includes the issue of 25,000,000 shares of common stock of the Company at price of 0.026 per share to Tae Ho Kim and Sang Ho Kim for a total of $650,000, approved by the board of Directors.

Net loss for fiscal 2005 was $1,488,720 and $1,187,944 for fiscal 2004.  The increase in loss for the year is due to increased costs associated with an aggressive growth strategy and the issue of stock to previous management.  We anticipate these costs to decrease in the comming year.

No income taxes were payable in 2005 or in 2004, as a result of the operating losses recorded during those years. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets, and, accordingly, has not booked an income tax benefit as of April 30, 2005 and 2004. All losses incurred can be carried forward for seven years for Canadian income tax purposes and twenty years for United States income tax purposes.

SEASONALITY

Our business is not subject to seasonality, as companies require ongoing services throughout the year.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2005, we had a working capital deficiency of ($464,889), which represented a decrease increase of $738,600 as compared to the working capital position of $273,711 as of April 30, 2004.

Accounts Receivable represents 94% of current assets and continues to turn over at acceptable rates. 97% of the Company's assets are current and predominantly made up of receivables from companies that have high credit status. Many of those receivables have terms that exceed 60 days as they are from large corporations who require longer terms.  Given our history with these clients, we believe that our receivables continue to be collectible. The Company established an asset based line of credit with Greenfield Commercial Credit which enables the Company to borrow against eligible accounts receivable.

Cash flows used in operating activities for fiscal 2005 totaled ($491,233) which was primarily due to the loss for the year. Cash flows used in operating activities for fiscal 2004 totaled ($602,644).  The decrease in cash outflows from operating activities between 2005 and 2004 is primarily due to the reorganization of our business.

The Company had no cash flow used in fiscal 2005 from investing activities.  Cash flows used in fiscal 2005 from investing activities totaled $0. Cash flows from investing in fiscal 2004 totaled ($8,381) which was attributable to the purchase of new equipment. We are now more focused on leasing capital assets using operating leases, and our property and equipment expenditures have decreased.

Cash flows from financing activities for fiscal 2005 totaled $352,922, consisting primarily of cash advances from the Company's line of credit. Cash flows from financing activities for fiscal 2004 totaled $738,147, mainly from issuance of capital stock.

The continued development of the IT business unit contained within the Canadian subsidiary of the Company is dependent upon receipt of financial assistance from another subsidiary of the Company, Web's Biggest, Inc. Any deterioration in the business of Web's Biggest would cause uncertainty as to our ability to operate as a going concern.

Our financial statements have been prepared in conformity with generally accepted principles in the United States of America with the on-going assumption that Edgetech will be able to realize its assets and discharge its liabilities in the normal course of business.  However, certain conditions noted in the financial statements currently exist which raise substantial doubt about Edgetech's ability to continue as a going concern.  Our financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should Edgetech be unable to continue as a going concern.

The operations of Edgetech have primarily been funded by the issuance of common stock and revenue from operations.  Continued operations of Edgetech are dependent on Edgetech's ability to complete public or private equity financing or generate profitable operations in the future.  Management's plan in this regard is to secure additional funds through operations, equity financiing and through loans made by financial institutions and stockholders of Edgetech.

Item 7. Financial Statements .

EDGETECH SERVICES INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005 AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Edgetech Services Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Edgetech Services Inc. and Subsidiary (the Company) as of April 30, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, shareholders' equity (deficiency in assets), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board ( United States ). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has used, rather than provided, cash from operations and has an accumulated deficit of $3,354,061 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dohan and Company, CPA's

Miami , Florida

June 10, 2005

EDGETECH SERVICES INC. and SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

APRIL 30

	2005	2004

ASSETS

Current
Cash	$ 15,367	$ 143,967
Accounts receivable	405,886	494,444
Inventory	3,775	43,099
Prepaid expenses (Note 4)	7,796	32,364
Total current assets	432,824	713,874

Property and equipment - net (Note 5)	15,135	18,998

Other assets	517	474

Total assets	$ 448,476	$ 733,346

-Continued-

EDGETECH SERVICES INC. and SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

APRIL 30,

		2005	2004

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSESTS)

Current
Line of credit (Note 6)		$ 305,398	$ -
Accounts payable and accrued liabilities		520,801	381,793
Accounts payable and accrued liabilities - related party (Note 11)		21,900	21,900
Loan payable - related party (Note 7)		49,614	36,470

Total current liabilities		897,713	440,163

Due to related parties (Note 8)		58,800	36,266

Total liabilities		956,513	476,429
Commitments (Note 10)
Shareholders' equity (Deficiency in assets)
Capital stock (Note 9)
Authorized
50,000,000	common shares with a par value of $0.001
25,000,000	preferred shares with a par value of $0.001
Issued and outstanding
69,993,450	Common shares (2004-39,217,950)	69,994	39,218
Additional paid-in capital		2,776,659	2,116,980
Accumulated other comprehensive loss		(629)	(33,940)
Accumulated deficit		(3,354,061)	(1,865,341)

Total (deficiency in assets) shareholders' equity		(508,037)	256,917

Total liabilities deficiency in assets and shareholders' equity		$ $ 448,476	$ 733,346

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEAR ENDED APRIL 30,

	2005	2004
REVENUE
Information technology ("IT") consulting	$ 1,340,282	$ 1,545,641
Hardware sales	713,507	625,656
	2,053,789	2,171,297

Cost of hardware sales	647,354	496,589
Consulting and subcontractors	1,189,453	1,772,865
COST OF SALES	1,836,807	2,269,454

GROSS PROFIT (LOSS)	216,982	(98,157)

EXPENSES
Depreciation and amortization	5,523	5,421
Selling, general and administration	1,647,053	1,070,870
	(1,652,576)	(1,076,291)

Loss before interest expense	(1,435,594)	(1,174,448)

Interest expense	(53,126)	(13,496)

Loss before income taxes	(1,488,720)	(1,187,944)

Provision for income taxes (Note 12)	-	-

Net loss	$ (1,488,720)	$ (1,187,944)

Cumulative translation adjustment	33,311	(3,281)
	___________	___________
Comprehensive loss	$ (1,455,409)	$ (1,191,225)
Basic and diluted net loss per share	$ (0.03)	$ (0.03)

Weighted average number of shares outstanding (basic and diluted)	45,771,906	35,737,994

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. and SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

	Capital Stock			Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total

Balance at April 30, 2003	31,334,950	31,335	764,443	(30,659)	(677,397)	87,722

Shares issued for cash	3,824,000	3,824	532,176	-	-	536,000

Shares issued for services	2,296,000	2,296	468,309	-	-	470,605

Shares issued for settlement
of debt	1,763,000	1,763	352,052	-	-	353,815

Cumulative translation adjustment	-	-	-	(3,281)	-	(3,281)

Net loss for the year	-	-	-	-	(1,187,944)	(1,187,944)

Balance at April 30, 2004	39,217,950	39,218	2,116,980	(33,940)	(1,865,341)	256,917

Shares issued for services	30,775,500	30,776	659,679			690,455

Cumulative translation adjustment	-	-	-	33,311	-	33,311

Net loss for the year	-	-	-	-	(1,488,720)	(1,488,720)

Balance at April 30, 2005	69,993,450	$ 69,994	$ 2,776,659	$ (629)	$ (3,354,061)	$ (508,037)

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED APRIL 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,488,720)	$ (1,187,944)
Adjustments to reconcile net loss net cash used in operating activities:
Amortization	5,523	5,421
Stock issued for services and amortization of prepaid expenses	690,455	637,322

Changes in working capital items:
(Increase) decrease in accounts receivable	131,886	(73,309)
(Increase) decrease in prepaid expenses	27,221	(7,856)
(Increase) decrease in inventory	42,791	(43,810)
Increase in accounts payable and accrued liabilities	99,611	67,532

Net cash used in operating activities	(491,233)	(602,644)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) from line of credit	302,409	(124,370)
Proceeds from loans payable	70,814	377,168
Due to related parties	(20,301)	(49,989)
Capital lease obligations	-	(662)
Issuance of capital stock	-	536,000

Net cash provided by financing activities	352,922	738,147

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(8,381)

Net cash used in investing activities	-	(8,381)

Effect of exchange rate changes on cash and cash equivalents	9,711	(996)

(Decrease) increase in cash	(128,600)	126,126

Cash, beginning of year	143,967	17,841

Cash, end of year	$ 15,367	$ 143,967

Supplemental disclosure with respect to cash flows:
Common shares issued for services	$ 690,455	$ 470,605
Common shares issued for settlement of debt	$ -	$ 353,815
Interest paid	$ 53,126	$ 13,496
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005 AND 2004

1.

HISTORY AND ORGANIZATION OF THE COMPANY

Edgetech Services Inc. ("Edgetech" or the "Company") was incorporated under the laws of Nevada on May 16, 1997 as Newsgurus.com, Inc. and changed its name to Secure Enterprise Solutions Inc. on January 10, 2002, and then to Edgetech Services Inc. on October 20, 2002. Edgetech is in the business of providing information technology ("IT") security consulting services, and during fiscal 2004, began to sell security hardware.  Edgetech operates from facilities in Toronto, Canada.

On May 22, 2002, Secure Enterprise Solutions Inc. acquired all of the issued and outstanding capital stock of Edgetech Services Inc. ("Edgetech") consisting of 100 common shares and subsequently changed its name to Edgetech Services Inc.  Edgetech specializes in IT outsourcing training and software development projects provided by subcontractors hired by the Company.  As consideration, the Company issued 16,005,000 shares of common stock and made payments of $66,000 to the former stockholders of Edgetech.  Control of the combined companies passed to the former shareholders of Edgetech.  This type of share exchange has been accounted for as a recapitalization of the Company.

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

	2005	2004

Accumulated deficit	$ (3,354,061)	$ (1,865,341)
Working capital (deficiency)	(464,889)	273,711

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005 AND 2004

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

Accounts receivable

Trade and other accounts receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily include trade receivables from customers and Goods and Services Tax receivable in Canada.  Edgetech estimates doubtful accounts on an item-to-item basis and includes over-aged accounts as part of allowance for doubtful accounts, which are generally accounts that are ninety-days overdue.  There was no bad debt expense for the years ended April 30, 2005 and 2004.

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005 AND 2004

3.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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

Impairment of long-lived assets

Long-lived assets and certain identifiable recorded intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of, if any, are reported at the lower of the carrying amount and the fair value less costs to sell.

Revenue recognition

Edgetech has two sources of revenues: IT consulting services and sales of hardware.  Edgetech recognizes revenue when it is realized or realizable and earned.  Edgetech considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the client, the sales price is fixed or determinable, and collectibility is reasonably assured.   Revenues from IT consulting services only fluctuate from the original arrangements when the customer requires additional services.  Revenues from hardware sales are recognized when the product is shipped to the client and when there are no unfulfilled Company obligations that affect the client's final acceptance of the arrangement. Edgetech does not have any multiple-element arrangements.

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005 AND 2004

3.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Stock-based compensation

Edgetech accounts for its stock-based compensation arrangements with employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations.  This practice is allowed under the provisions of Statements of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No 123).  As such, compensation expense under fixed term option plans is recorded at the date of grant only to the extent that the market value of the underlying stock at the date of grant exceeds the exercise price.  Edgetech recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined, in accordance with Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".  Stock compensation expense is recognized as the stock option is earned, which is generally over the vesting period of the underlying option.

The following table illustrates the effect on net loss for the year and net loss per share if Edgetech had applied the fair value recognition provisions (SFAS No 123) to stock-based compensation:

	2005	2004

Net loss for the year, as reported	$ (1,488,720)	$ (1,187,944)

Add: Total stock-based employee compensation expense included in loss as reported, determined under APB 25, net of related tax effects	-	-

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(36,032)	(36,032)

Pro-forma net loss	$ (1,524,752)	$ (1,223,976)

Basic and diluted net loss per share, as reported	$ (0.03)	$ (0.03)

Basic and diluted net loss per share, pro-forma	$ (0.03)	$ (0.03)

No stock options were granted during fiscal 2005 and 2004.

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005 AND 2004

3.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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

Net loss per share

Basic loss per share is computed using the weighted average number of common shares outstanding during the year.  Diluted loss per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants outstanding during the year.  As Edgetech has a net loss in each of the years presented, basic and diluted net loss per share is the same, as any exercise of the share purchase options or warrants outstanding would be anti-dilutive.

Comparative figures

Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

Recent accounting pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151") which revised Accounting Research Bulletin No.43, "Restatement and Revision of Accounting Research Bulletins" ("ARB No. 43") relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  SFAS No. 151 requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB No. 43 and requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities.  SFAS No. 151 is effective for financial statements for fiscal years beginning after June 15, 2005.

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005 AND 2004

3.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

In December 2004, FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS No. 153") which amends Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions" to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R, "Share Based Payment" ("SFAS No. 123R").  SFAS No. 123R supersedes APB 25 and its related implementation guidance by requiring entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions) and revises SFAS No. 123 as follows:

i)

Public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value and nonpublic entities may elect to measure their liabilities to employees incurred in share-based payment transactions at their intrinsic value whereas under SFAS No. 123, all share-based payment liabilities were measured at their intrinsic value.

ii)

Nonpublic entities are required to calculate fair value using an appropriate industry sector index for the expected volatility of its share price if it is not practicable to estimate the expected volatility of the entity's share price.

iii)

Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered as opposed to accounting for forfeitures as they occur.

iv)

Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification whereas SFAS No. 123 required that the effects of a modification be measured as the difference between the fair value of the modified award at the date it is granted and the award's value immediately before the modification determined based on the shorter of (1) its remaining initially estimated expected life or (2) the expected life of the modified award.

SFAS No. 123R also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.  SFAS No. 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and Emerging Issues Task Force 96-18.  SFAS No. 123R also does not address the accounting for employee share ownership plans which are subject to Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans".  Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123R as of the first annual reporting period that begins after June 15, 2005.  Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first annual reporting period that begins after December 15, 2005.  For nonpublic entities, SFAS No. 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005.

The adoption of these new pronouncements are not expected to have a material effect on the Company's consolidated financial position or results of operations.

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005 AND 2004

4.

PREPAID EXPENSES

Prepaid expenses consist of prepaid rent for the Toronto and Winnipeg offices.

5.

PROPERTY AND EQUIPMENT

	2005			2004
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value

Office equipment and
furniture	$ 15,872	$ 10,782	$ 5,090	$ 14,558	$ 8,722	$ 5,836
Computer equipment	46,966	36,921	10,045	43,078	29,916	13,162

	$ 62,838	$ 47,703	$ 15,135	$ 57,636	$ 38,638	$ 18,998

6.

LINE OF CREDIT

On March 11, 2003, the Company renewed a line of credit agreement with Bank of Montreal that allowed the Company to withdraw up to $CDN 100,000 (approximately $73,000). At April 30, 2004, this line of credit was unutilized. This line of credit agreement terminated on March 18, 2005, when the Company entered into a revolving line of credit agreement provided by Greenfield Commercial Credit (Canada) Inc. ("Greenfield") on March 8, 2005. The Greenfield revolving line of credit, which is secured by accounts receivable, provides a loan of up to $CDN 500,000 (approximately US $403,000. Advances pursuant to the loan facility may not exceed 85% of the value of eligible receivables. The annual interest rate on this loan is equal to the Canadian Prime Rate plus eight percent (8%).

7.

LOAN PAYABLE - RELATED PARTY

The loan payable is a short-term demand loan that is unsecured and bears no interest.

8.

DUE TO RELATED PARTIES

	2005	2004

Due to director of Edgetech (CDN$50,000), interest bearing-20%, unsecured, with no specific terms of repayment, but not to be repaid within the next year	$ 39,730	$ 36,266
Due to director of Edgetech (CDN$24,000), non-interest bearing, unsecured, with no specific terms of repayment, but not to be repaid within the next year	19,070	-
Total	$ 58,800	$ 36,266

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005 AND 2004

9.

CAPITAL STOCK

Common stock

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit Edgetech's ability to pay dividends on its common stock.  Edgetech has not declared any dividends since incorporation.  Edgetech's common stock has no par value.  However, for reporting purposes, Edgetech has assigned a per share amount of $0.001 to common stock.

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

Following is a summary of stock option activity:

	Number of Options	Weighted Average Exercise Price
Outstanding at April 30, 2003	1,575,000	$ 0.33
Granted	-	-
Expired	(420,000)	0.30
Exercised	(120,000)	0.30

Outstanding at April 30, 2005 and 2004	1,035,000	$ 0.35

Following is a summary of the status of stock options outstanding at April 30, 2005:

	Outstanding Options			Exercisable Options
Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$ 0.30	345,000	2.60	$ 0.30	345,000	$ 0.30
0.35	345,000	2.60	0.35	-	-
0.40	345,000	2.60	0.40	-	-

Warrants

        As of April 30, 2005, there were no outstanding warrants.

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005 AND 2004

10.

COMMITMENTS

Edgetech has entered into operating lease agreements for its premises and certain computer equipment.  The annual lease commitments under these leases are as follows:

2006	$ 67,307
2007	55,660
2008	39,794
2009	14,760

$ 177,521

Rent expense for the year ended April 30, 2005 was $60,274 (2004 - $37,704).

11.

RELATED PARTY TRANSACTIONS

During the year ended April 30, 2005, Edgetech entered into the following related party transactions:

a)

Paid or accrued $7,868 (2004 - $9,301) in interest on loans to a director and to a company controlled by a relative of a director of Edgetech.

b)

Received a loan of $71,514 ($CDN 90,000) from a relative of a director of Edgetech  (Note 7).

c)

Received a loan of $19,070 ($CDN 24,000) from a director of Edgetech  (Note 8).

Included in accounts payable is $21,900 compared to $21,900 in 2004, owed to a Company related by common control.

12.

INCOME TAXES

Income tax benefits attributable to losses from United States of America and Canadian operations was zero for the years ended April 30, 2005 and 2004, and differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent to pretax losses from operations as a result of the following:

	2005	2004

Computed "expected" tax benefit	$ 506,165	$ 403,9011
Increase in income taxes resulting from income taxes in a higher tax jurisdiction	15,120	6,684
Change in valuation allowance	(521,285)	(410,585)

	$ -	$ -

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 2005 and 2004, are presented below:

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005 AND 2004

12.

INCOME TAXES (cont'd...)

	2005	2004

Deferred tax assets:
Net operating loss carry forwards	$ 1,317,909	$ 803,045

Valuation allowance	(1,317,909)	(803,045)

Total deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of April 30, 2005 and 2004, was $1,317,909 and $803,045, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in assessing the realizability of deferred tax assets.  In order to fully realize the deferred tax asset attributable to net operating loss carryforwards, the Company will need to generate future taxable income of approximately $3,800,000 prior to the expiration of the net operating loss carryforwards.  Of the $1,317,909 operating loss carryforwards, $466,214 is attributable to Canada, and expires between 2005 to 2015.  The remaining $851,695 is attributable to the United States and begins to expire in 2018.

During the year ended April 30, 2005, there were significant ownership changes in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses available before the ownership change is restricted per year.  Therefore, substantial net operating loss carryforwards will be eliminated in future years due to the change in ownership.

13.

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

14.

CONCENTRATIONS

Major Customers

The Company has concentrations with respect to the volume of business conducted with several major customers in Canada.  For the year ended April 30, 2005, the Company made sales of $552,062, $428,090 and $270,927 to three customers which were in excess of 10% of total sales for 2005.  For the year ended April 30, 2004, the Company made sales of $580,343 and $610,274 to two customers which were in excess of 10% of total sales for 2004.

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005 AND 2004

14.

CONCENTRATIONS  (cont'd...)

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.  The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in Canada amongst a small number of customers.  At April 30, 2005, three customers totalling $159,723, $112,763, and $54,406 accounted for total accounts receivable greater than 10%.  At April 30, 2004, four customers totalling $126,887, $88,576, $86,739, and $70,269 accounted for total accounts receivable greater than 10%.  The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.  The Company's major receivables are with high quality, large corporations.

15.

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts receivable, line of credit, accounts payable and accrued liabilities, loan payable and due to related parties.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying value, due to their short-term maturities or ability of prompt liquidation.

The fair value of the long-term portion of due to related parties is not determinable as it has no repayment terms.

16.

SUBSEQUENT EVENT

On June 1, 2005, the Company entered into an agreement with the shareholders of Web's Biggest, Inc., (a California Corporation), which will result in the Company issuing 25,000,000 preferred shares to 2 shareholders of Web's Biggest in consideration for 100% of the outstanding common shares of Web's Biggest. Web's Biggest will provide $250,000 to be used for general working capital of the Company. Each preferred share shall be convertible into 25.3533 common shares. When completed, this transaction will result in a change of control of the Company with the current shareholders of the Company owning approximately 10% of the newly combined entity.

Web's Biggest is a search engine that has collections of websites in its database and uses "Wiki" based search engine which is software that allows web users to collectively author web documents using their browser and without downloading any software to their computer.

In order to terminate the employment agreement with Tae Ho Kim that obligated the Company to pay him CAD$378,000 over a period of 3 years, the Company entered into a new agreement with Tae Ho Kim on June 19, 2005, whereas the Company will pay Tae Ho Kim the sum of CAD$50,000 payable in equal instalments of CAD$10,000 per month commencing August 1, 2005. As a result, the Company is no longer obligated to pay Tae Ho Kim any monies due under the previous employment agreement.

In order to terminate the employment agreement with Sang Ho Kim that obligated the Company to pay him CAD$378,000 over a period of 3 years, the Company entered into a new agreement with Sang Ho Kim on June 19, 2005, whereas the Company will pay Sang Ho Kim the sum of CAD$50,000 payable in equal instalments of CAD$10,000 per month commencing August 1, 2005. As a result, the Company is no longer obligated to pay Sang Ho Kim any monies due under the previous employment agreement.

Item 8 A. Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures.

Edgetech's management evaluated the disclosure controls and procedures of the Company as of April 30, 2005 and found them to be operating efficiently and effectively to ensure that information required to be disclosed by the Company under the general rules and regulations promulgated under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified by rules of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our Company is accumulated and communicated to the management of our Company, including its principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b)

Changes in internal controls.

There were no significant changes in the internal controls of our Company since the date of the evaluation of our Company's controls or other factors that could significantly affect our Company's internal controls during the year ended April 30, 2005, and to the date of filing this annual report.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Our directors and executive officers as of the date of this Report are as follows:

Name	Age	Position
Tae Ho Kim	42	Chief Executive Officer
Sang Ho Kim	41	President, CFO and Chairman of the Board of Directors.

Fred Fulcher	72	Director

Our directors and executive officers as of the date of this Report are as follows:

Name	Age	Position
Xavier Roy	47	Chairman & Chief Executive Officer
Shawn Manesh	48	President, CFO and Chairman of the Board of Directors.

Mr. Tae Ho Kim was appointed as a director in December 2002, and does not serve as director to any other company.  Mr. Kim was the CEO of Edgetech Services Inc. Since 1998 he has been a partner and co-founder of Edgetech Services Inc. From 1994-1998 Mr. Kim was a financial consultant and senior consultant at CIBC Wood Gundy Securities Inc; and from 1993-1994 a financial advisor at Midland Walwyn Capital Inc. From 1990-1993 Mr. Kim was an account officer at CIBC - Winnipeg Corporate Banking Centre. He was previously also involved in small business activities.

Tae Ho Kim offers a strong background in financial analysis through his experience in the financial industry. His operations and management experience in Edgetech Services Inc. has broadened his experience into several sectors of the technology industry and he is well-known in his industry sector.

Tae Ho Kim resigned from the position of CEO on June 3, 2005 and resigned from the Board Of Directors on July 19, 2005.

Mr. Sang Ho Kim , B.SC, P.Eng, was appointed as a director in December 2002, and serves also as CEO and director of Modena 1 Inc.  Mr. Kim was the President of Edgetech Services Inc. and co-founder of Edgetech Services Inc.

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

Sang Ho Kim resigned from the position of Chairman and from the Board Of Directors on June 3, 2005.

Fred Fulcher, CA, CPA , was appointed as a director in December 2002, and does not serve as a director of any other company.  Mr. Fulcher has over 35 years experience with large diversified corporations in senior management positions. Since 1993 he has been a business consultant under contract to the Winnipeg Airport Authority.

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

Fred Fulcher resigned from the Board of  Directors on June 3, 2005.

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

Donald George resigned from the Board of Directors on June 3, 2005.

Xavier Roy joined the Board of Directors on June 2, 2005 and is the current Chairman and CEO of EdgeTech. Roy has 20 years experience managing technology and consulting companies. He has had leading roles in Litton industries, Thomson Group, Cap Gemini Ernst & Young, Cinebase, Veon, and Etensity where he developed and implemented new strategies that resulted in a growth of sales and profits of more than 100%.

Shawn Manesh will serve as an independent director of the registrants.  He joined the Board of Directors on June 3, 2005. He is the cofounder and managing director of Arkitek Alliance a Real Estate investment firm.  Prior to starting Arkitek Mr. Manesh had several executive positions such as CEO of Cymil Communications (Start up for Wireless ASIC), COO of Malibu Networks (Broadband wireless Access), VP operations of ActNetworks (Voice and Data Over Frame Relay) and other management positions with Tekelec and Pertec Computer. He has an extensive background in telecom/networking industry.   He has been involved in raising in excess of $160 million in Initial Public Offerings and private funding as well as extensive experience in numerous successful acquisitions and post mergers mergers and acquisitions integration situations.  Shawn holds a BS in Engineering from CSUN and an MBA degree from Pepperdine University

COMPOSITION OF OUR BOARD OF DIRECTORS

At the time of this filing, we have two directors. All directors currently hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Our officers are appointed annually by the Board of Directors and hold office until their successors are appointed and qualified. Pursuant to the Company's by-laws, the number of directors shall be increased or decreased from time to time by resolution of the Board of Directors or the shareholders.  No director or executive officer of ours has been a director or executive director of any business, which has filed a bankruptcy petition, or had a bankruptcy petition filed against it.  No director or executive officer of ours has been convicted of a criminal offence or is the subject of a pending criminal proceeding.  No director or executive officer of ours has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.  No director or officer of ours has been found by a court to have violated a federal or state securities of commodities law.

COMMITTEES OF OUR BOARD OF DIRECTORS

We currently do not have any committees of our Board of Directors. The full Board of Directors fulfills the role of the Audit Committee.

We do not have an Audit Committee financial expert.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC" ) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish our Company with copies of all Section 16(a) forms they file.

Our Company's officers, directors and greater than ten percent beneficial owners filed in a timely manner in accordance with Section 16(a) filing requirements.

We do not have a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We have not adopted such a code of ethics because we have determined that such a code would be unnecessary bureacratic practice given the small size of the Company's management.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Annual compensation			Long-term compensation
		Salary ($) (c)	Bonus ($) (d)	Other annual compensation ($) (e)	Awards		Payouts	All other compen- sation ($) (i)
					Restricted stock award(s) ($) (f)	Securities under- lying options/ SARs (#) (g)	LTIP payouts ($) (h)
Tae Ho Kim Chief Executive Officer	2005	102,060	-0-	-0-	$325,000 (1)	-0-	-0-	-0-
Sang Ho Kim President	2005	102,060	-0-	-0-	$325,000 (2)	-0-	-0-	-0-
B........
C........
D........

(1)  During fiscal 2005, 12,500,000 restricted common shares were issued to Tae Ho Kim.

(2)  During fiscal 2005, 12,500,000 restricted common shares were issued to Sang Ho Kim.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of August 12, 2005 by: each person known by us to beneficially own 5% or more of our outstanding common stock; each of our directors; each of the Named Executive Officers; and all of our directors and Named Executive Officers as a group.

In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or debentures held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of August 12, 2005 are deemed outstanding.

Percentage of beneficial ownership is based upon 70,425,950 shares of common stock and 25 million preferred shares outstanding at August 12, 2005. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.  Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Edgetech Services Inc, 501 Santa Monica Blvd, Suite 601, Santa Monica, CA 90401.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Xavier Roy - CEO c/o Edgetech Services Inc.	391,500 $0.001 Par Value, Common Stock 8,333,334 Convertible Preferred Stock	0.56% 33.34%
Advisors LLC c/o Edgetech Services Inc	16,666,666 Convertible Preferred Stock	66.66%
All Directors as a Group	8,333,334 Convertible Preferred Stock	33.34%

Item 12. Certain Relationships and Related Transactions.

During the year ended April 30, 2005, we entered into the following related party transactions:

We maintained loans owing to former directors of the Company.  Tae Ho Kim and Fred Fuller.

We also issued our former directors, Sang-Ho Kim and Tae-Ho Kim, 25 million restricted common shares of our stock.

	2005	2004

Due to director of Edgetech (CDN$50,000), interest
 bearing-20%, unsecured, with no specific terms of repayment, but not to be repaid within the next year
	$ 39,730	$ 36,266
Due to director of Edgetech (CDN$24,000), non-interest
bearing, unsecured, with no specific terms of repayment, but not to be repaid within the next year
	19,070	-
Total	$ 58,800	$ 36,266

Item 13. Exhibits and Reports on Form 8-K.

Exhibit Number	Description
3.1

Articles of Incorporation filed May 16, 1997 , and amendments thereto filed August 11, 1999 , as filed with the Issuer's Form 10-SB (file no. 000-27397 ) filed on September 21, 1999 incorporated herein by reference.

3.3	Bylaws as filed with the Issuer's Form 10-SB (file no. 000-27397 ) on September 21, 1999 incorporated herein by reference.
4.1	Form of Lock Up Agreement Executed by the Issuer's Shareholders as filed with the Issuer's Form 10-SB (file no. 000-27397 ) filed on September 21, 1999 , incorporated herein by reference .
10.1	Acquisition agreement between Secure Enterprise Solutions Inc and Edgetech Services Inc. (Incorporated herein by reference).
10.2	Name change from Secure Enterprise Solutions Inc. to Edgetech Services Inc. (Incorporated herein by reference).
31.1	Certification of Chief Executive Officer required by Rule 13a - 14(a)/15d - 14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a - 14(a)/15d - 14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Incorporated herein by reference).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Inserted as an exhibit at the end of the document)

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the current fiscal year audit and audit related fees were $xxxx, including $xxxx estimated for current year audit.  None of the above fees were subject to audit committee pre-approval requirements.

AUDIT FEES

We estimate aggregate fees of $21,000 for this year's audit of our financial statements.  Last year, we were billed $20,415 for our year-end audit.

AUDIT-RELATED FEES

We estimate aggregate fees of $14,220 for assurance and related services by the principal accountant that there are reasonably related to the performance of the audit or review of our financial statements.  For Fiscal Year 2004, the aggregate fees were 11,610.

TAX FEES

There was no tax fees

ALL OTHER FEES

There was no other fees

None of the above fees were subject to audit committee pre-approval requirements.

Exhibits

10.3

ACQUISITION AGREEMENT

WEB'S BIGGEST, INC.

COMMON STOCK PURCHASE AGREEMENT

         This agreement (the "AGREEMENT") is made effective as of June 1, 2005 (the "EFFECTIVE DATE"), by and between Web's Biggest, Inc., a California corporation (the "COMPANY") and Edgetech Services Inc., a Nevada corporation (the "PURCHASER") and Advisors LLC, an Iowa Limited Liability Corporation and Xavier Roy (collectively the "Sellers").

SECTION 1

SALE OF COMMON STOCK

         1.1 SALE OF COMMON STOCK. Subject to the terms and conditions hereof, the Seller will sell to the Purchaser and the Purchaser will buy from the Seller a total of 100 shares of The Company, representing 100% of the issued and outstanding shares of The Company, at the aggregate purchase price of $19,014,975 in return for 25,000,000 (twenty five million) new Convertible Preferred Shares of the Purchaser to be issued at per share price of $0.76. The Preferred Shares issued to the Sellers will be convertible at a rate of 25.3533 shares of Purchaser Common Stock for each share of Purchaser Preferred Stock. At any future shareholder meeting of the Purchaser beyond the Closing, the rightful owners of the Purchaser Convertible Preferred Stock will be entitled to voting rights equal to the number of Purchaser Common Stock that the Purchaser Convertible Preferred Stock may convert into notwithstanding the fact the Purchaser Convertible Preferred Stock has not been converted to Purchaser Common stock. Sellers may convert Convertible Purchaser Preferred Stock at any time by providing written instructions to the Company Secretary of the Purchaser instructing the Secretary to convert the Convertible Purchaser Preferred Stock into Purchaser Common Stock.

SECTION 2

CLOSING DATE; DELIVERY

         2.1 CLOSING. The closing (the "CLOSING") shall be held as promptly as practicable after satisfaction of the closing conditions in Section 4 and Section 5 of this Agreement (the date and time of the Closing is hereinafter referred to as the "CLOSING DATE").

         2.2 DELIVERY AND PAYMENT. At the Closing, the Company will deliver to the Purchaser, with respect to the Shares being purchased at the Closing, certificates, registered in the Purchaser's name, representing the number of Shares to be purchased by the Purchaser at the Closing, against payment of the aggregate purchase price of $$19,014,975. The purchase price shall be paid in shares of Purchaser Preferred Stock. The authorized capital of the Purchaser must be increased pursuant to a resolution put to shareholders of the Purchaser in a future shareholder meeting in order to enable all of the Convertible Purchaser Preferred Stock to be

converted to Purchaser Common Stock. The Purchaser agrees that the Sellers of the Company will be entitled to vote at said meeting.

2.3 INVESTMENT. On Closing The Company agrees to allocate US$250,000 to be invested in the general business operations of the Purchaser.

2.4 SHARE BUY BACK. The shareholders of the Company and its nominated Director (s) agree to adopt a resolution at the first meeting of the Board of Directors to be held after Closing to establish a Share Buy Back Plan to repurchase up to 20,000,000 of the issued and outstanding stock of the Purchaser.

2.5 BOARD OF DIRECTORS. At Closing, the Purchaser will hold a meeting of the Board of Directors for the purpose of adopting a resolution to appoint Xavier Roy to the position of Chairman and CEO of the Purchaser, Shawn Manesh to the position of independent Director and to accept the resignations of all current members of the Board Of Directors of the Purchaser with the exception of Tae Ho Kim who shall remain a Director of the Purchaser.

SECTION 3

REPRESENTATIONS AND WARRANTIES OF THE COMPANY AND THE SELLER

         The Company represents and warrants to the Purchaser that, as of the date of the Closing:

         3.1      ORGANIZATION AND QUALIFICATION; SUBSIDIARIES

                  (a)      Company and each directly and indirectly owned subsidiary of Company (the "COMPANY SUBSIDIARIES") has been duly organized and is validly existing and in good standing (to the extent applicable) under the laws of the jurisdiction of its incorporation or organization, as the case may be, and has the requisite corporate power and authority to own, lease and operate its properties and to carry on its business as it is now being conducted. Company and each Company Subsidiary is duly qualified or licensed to do business, and is in good standing (to the extent applicable), in each jurisdiction where the character of the properties owned, leased or operated by it or the nature of its business makes such qualification or licensing necessary, except for such failures to be so qualified or licensed and in good standing that could not reasonably be expected to have, individually or in the aggregate, any change in or effect on the business of Company and the Company Subsidiaries that, individually or in the aggregate (taking into account all other such changes or effects), is, or is reasonably likely to be, materially adverse to the business, assets, liabilities, financial condition, results of operations or prospects of Company and the Company Subsidiaries, taken as a whole (a MATERIAL ADVERSE EFFECT")

         3.2 CAPITALIZATION. The authorized capital stock of Company consists of 100 shares of Company Common Stock. As of the date hereof 100 shares of Company Common Stock are issued and outstanding, all of which are validly issued, fully paid and nonassessable. No shares of Company Common Stock are held in the treasury of Company. No shares of Company Common Stock are held by Company Subsidiaries.

         3.3 CORPORATE POWER; AUTHORIZATION. Company and the Seller have all necessary corporate power and authority to execute and deliver this Agreement.

         3.4     NO CONFLICT; REQUIRED FILINGS AND CONSENTS.

                  (a)      The execution and delivery of the Authorized Agreements by Company do not, and the performance by Company of its obligations hereunder and under each such agreement and the sale of the Shares will not, (i) conflict with or violate any provision of the certificate of incorporation or bylaws of Company or any equivalent organizational documents of any Company Subsidiary, (ii) assuming that all filings and notifications described in Section 3.5(b) have been made, conflict with or violate any Law applicable to Company or any Company Subsidiary or by which any property or asset of Company or any Company Subsidiary is bound or affected or (iii) result in any breach of or constitute a default (or an event which with the giving of notice or lapse of time or both could reasonably be expected to become a default) under, or give to others any right of termination, amendment, acceleration or cancellation of, or result in the creation of a lien or other encumbrance on any property or asset of Company or any Company Subsidiary pursuant to, any note, bond, mortgage, indenture, contract, agreement, lease, license, permit, franchise or other instrument or obligation.

                  (b) The execution and delivery of this Agreement by Company do not, and the performance by Company of its obligations hereunder and the sale of the Shares will not, require any consent, approval, authorization or permit of, or filing by Company with or notification by Company to any United States Federal, state or local or any foreign governmental, regulatory or administrative authority, agency or commission or any court, tribunal or arbitral body (a "GOVERNMENTAL ENTITY"), except pursuant to applicable requirements of the Exchange Act, the Securities Act of 1933, as amended (the "SECURITIES ACT"), Blue Sky Laws and the rules and regulations of the NASD.

         3.5 PERMITS; COMPLIANCE WITH LAWS. Company and the Company Subsidiaries are in possession of all material franchises, grants, authorizations, licenses, establishment registrations, product listings, permits, easements, variances, exceptions, consents, certificates, identification and registration numbers, approvals and orders of any Governmental Entity necessary for Company or any Company Subsidiary to own, lease and operate its properties or to offer or perform its services or to develop, produce, store, distribute and market its products or otherwise to carry on its business as it is now being conducted (collectively, the "COMPANY PERMITS"), and, as of the date of this Agreement, none of the Company Permits has been suspended or cancelled nor is any such suspension or cancellation pending or, to the knowledge of Company, threatened. Neither Company nor any Company Subsidiary is in conflict with, or in default or violation of, (i) any Law applicable to Company or any Company Subsidiary or by which any property or asset of Company or any Company Subsidiary is bound or affected or (ii) any Company Permits except for such conflicts, defaults or violations which could not in the aggregate be reasonably expected to have a Material Adverse Effect. Neither Company nor any Company Subsidiary has received from any Governmental Entity any written notification with respect to possible conflicts, defaults or violations of Laws.

         3.6 ABSENCE OF CERTAIN CHANGES OR EVENTS. Company and the Company Subsidiaries have conducted their businesses only in the ordinary course consistent with past practice and there has not been (i) any Material Adverse Effect on the Company, (ii) any event that could reasonably be expected to prevent or materially delay the performance of Company's obligations pursuant to this Agreement and the sale of the Shares by Company.

         3.7 EMPLOYEE BENEFIT PLANS; LABOR MATTERS.

                  (a) The Company currently does not have an employee benefit plan.

                  (f) Company does not have any non at will employee agreements.

                  (g) Neither Company nor any Company Subsidiary is a party to, or has any obligations under or with respect to, any collective bargaining or other labor union contract applicable to persons employed by Company or any Company Subsidiary and no collective bargaining agreement is being negotiated by Company or any Company Subsidiary or any person or entity that may obligate the Company or any Company Subsidiary thereunder. As of the date of this Agreement, there is no labor dispute, strike, union organizing activity or work stoppage against Company or any Company Subsidiary pending or, to the knowledge of Company, threatened or may interfere with the respective business activities of Company or any Company Subsidiary. As of the date of this Agreement, to the knowledge of Company, none of Company, any Company Subsidiary, or any of their respective representatives or employees has committed any unfair labor practice in connection with the operation of the respective businesses of Company or any Company Subsidiary, and there is no charge or complaint against Company or any Company Subsidiary by the National Labor Relations Board or any comparable Governmental Entity pending or threatened in writing.

         3.8 CONTRACTS. Neither Company nor any Company Subsidiary is in violation of or in default under (nor does there exist any condition which with the passage of time or the giving of notice could reasonably be expected to cause such a violation of or default under) any contract or agreement that is material to the business, assets, liabilities, financial condition or results of operations of Company and Company Subsidiaries, taken as a whole (each, a "MATERIAL CONTRACT"). Each Material Contract is in full force and effect and is a legal, valid and binding obligation of Company or a Company Subsidiary and, to the knowledge of Company, each of the other parties thereto, enforceable in accordance with its terms.

         3.9 LITIGATION . There is no suit, claim, action, proceeding or investigation pending or, to the knowledge of Company, threatened against Company or any Company Subsidiary that could reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect on the Company or materially interfere with Company's ability to consummate the transactions contemplated hereby, and, to the knowledge of Company, there are no existing facts or circumstances that could reasonably be expected to result in such a suit, claim, action, proceeding or investigation. Company is not aware of any facts or circumstances which could reasonably be expected to result in the denial of insurance coverage under policies issued to Company and Company Subsidiaries in respect of such suits, claims, actions, proceedings and investigations, except in any case as could not reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect on the Company. Neither Company nor any Company Subsidiary is subject to any outstanding order, writ, injunction or decree which could reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect on the Company or materially interfere with Company's ability to consummate the transactions contemplated hereby.

         3.10 ENVIRONMENTAL MATTERS. To the Company's knowledge, except as could not reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect on the Company, (i) Company and the Company Subsidiaries are in compliance with all applicable Environmental Laws and all Company Permits required by Environmental Laws; (ii) all past noncompliance of Company or any Company Subsidiary with Environmental Laws or Environmental Permits has been resolved without any pending, ongoing or future obligation, cost or liability; and (iii) neither Company nor any Company Subsidiary has released a Hazardous Material at, or transported a Hazardous Material to or from, any real property currently or formerly owned, leased or occupied by Company or any Company Subsidiary, in violation of any Environmental Law. For purposes of this Agreement, "ENVIRONMENTAL LAW" shall mean any Law and any enforceable judicial or administrative interpretation thereof, including any judicial or administrative order, consent decree or judgment, relating to pollution or protection of the environment or natural resources, including, without limitation, those relating to the use, handling, transportation, treatment, storage, disposal, release or discharge of Hazardous Material, as in effect as of the date hereof. "ENVIRONMENTAL PERMIT" shall mean any permit, approval, identification number, license or other authorization required under or issued pursuant to any applicable Environmental Law. "HAZARDOUS MATERIAL" shall mean (i) any petroleum, petroleum products, by-products or breakdown products, radioactive materials, asbestos-containing materials or polychlorinated biphenyls or (ii) any chemical, material or substance defined or regulated as toxic or hazardous or as a pollutant or contaminant or waste under any applicable Environmental Law.

         3.11 INTELLECTUAL PROPERTY. All patents (including, without limitation, all U.S. and foreign patents, patent applications, patent disclosures, and any and all divisions, continuations, continuations-in-part, reissues, re-examinations and extensions thereof), design rights, trademarks, trade names and service marks (whether or not registered), trade dress, Internet domain names, copyrights (whether or not registered) and any renewal rights, database usage rights, statistical models, technology, inventions, supplier lists, trade secrets, know-how, computer software programs or applications in both source and object code form, databases, technical documentation of such software programs ("TECHNICAL DOCUMENTATION"), registrations and applications for any of the foregoing and all other tangible or intangible proprietary information or materials that are or have been used in (including, without limitation, in the development of) Company's business and/or in any product, technology or process (i) currently being or formerly manufactured, published or marketed by Company or (ii) previously or currently under development for possible future manufacturing, publication, marketing or other use by Company are hereinafter referred to as the "COMPANY INTELLECTUAL

PROPERTY."

                  (a) All of Company's patents, patent applications, registered trademarks, and trademark applications, and registered copyrights remain in good standing with all fees and filings due as of the Closing Date duly made.

                  (b) Company Intellectual Property contains only those items and rights which are: (i) owned by Company; (ii) in the public domain; or (iii) rightfully used by Company pursuant to a valid and enforceable license or other permission by owner

(the "COMPANY LICENSED INTELLECTUAL PROPERTY"). Company has all rights in Company Intellectual Property necessary to carry out Company's current activities (and had all rights necessary to carry out its former activities at the time such activities were being conducted), including without limitation, to the extent required to carry out such activities, rights to make, use, reproduce, modify, adopt, create derivative works based on, translate, distribute (directly and indirectly), transmit, display and perform publicly, license, rent and lease and, other than with respect to Company Licensed Intellectual Property, assign and sell, Company Intellectual Property.

                  (c) To the best of Company's knowledge, the reproduction, manufacturing, distribution, licensing, sublicensing, sale or any other exercise of rights in any Company Intellectual Property, product, work, technology or process necessary for operation of Company's business as presently conducted by Company does not infringe on any rights in patent, design right, trademark, trade name, service mark, trade dress, Internet domain name, copyright, database, statistical model, technology, invention, supplier list, trade secret, know-how, computer software program or application of any person, anywhere in the world. Other than with respect to Company Licensed Intellectual Property, no claims (i) challenging the validity, effectiveness or, ownership by Company of any Company Intellectual Property, or (ii) to the effect that the use, distribution, licensing, sublicensing, sale or any other exercise of rights in any product, work, technology or process as now used or offered for use, licensing, sublicensing or sale by Company or its agents or use by its customers infringes or will infringe on any intellectual property or other proprietary or personal right of any person, have been asserted or, to the knowledge of Company, are threatened by any person, nor are there, to Company's knowledge, any valid grounds for any bona fide claim of any such kind. All of the rights within Company Intellectual Property (except with respect to Company Licensed Property), and to Company's knowledge, all the rights in Company's Licensed Intellectual Property, necessary for use in the operation of the Company's business by Company as presently conducted are enforceable and subsisting. To the knowledge of Company, there is no unauthorized use, infringement or misappropriation of any Company Intellectual Property by any third party, employee or former employee.

         3.12 BROKERS. No broker, finder or investment banker is entitled to any brokerage, finder's or other fee or commission in connection with the sale of Shares based upon arrangements made by or on behalf of Company.

         3.13 CERTAIN BUSINESS PRACTICES. Neither Company nor any Company

Subsidiary nor any directors, officers, agents or employees of Company or any

Company Subsidiary (in their capacities as such) has not made any unlawful payment.

SECTION 4

REPRESENTATIONS AND WARRANTIES OF THE PURCHASER.

         The Purchaser hereby severally represents and warrants to the Company as follows:

         4.1 ORGANIZATION AND QUALIFICATION; SUBSIDIARIES. Each of Purchaser and its subsidiaries is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation and has the requisite corporate power and authority to own, lease and operate its assets and properties and to carry on its business as it is now being conducted, except where the failure to do so would not, individually or in the aggregate, have a Material Adverse Effect on Purchaser. Each of Purchaser and its subsidiaries is in possession of all Approvals necessary to own, lease and operate the properties it purports to own, operate or lease and to carry on its business as it is now being conducted, except where the failure to have such Approvals would not, individually or in the aggregate, have a Material Adverse Effect on Purchaser. Each of Purchaser and its subsidiaries is duly qualified or licensed as a foreign corporation to do business, and is in good standing, in each jurisdiction where the character of the properties owned, leased or operated by it or the nature of its activities makes such qualification or licensing necessary, except for such failures to be so duly qualified or licensed and in good standing that would not, either individually or in the aggregate, have a Material Adverse Effect on Purchaser.

         4.2 CERTIFICATE OF INCORPORATION AND BYLAWS. Purchaser holds complete and correct copies of its certificate of incorporation and bylaws.

         4.3 CAPITALIZATION. (i) The authorized capital stock of Purchaser consists of 600,000,000 shares of Purchaser Common Stock at par value of $0.001. There are 70,425,950 shares of Purchaser Common Stock issued and outstanding as the date of Closing. There are no pending issues of Common Stock as at the date of Closing. (ii) The Purchaser has a stock option plan enabling it to grant options for up to 2,800,000 shares of Common Stock to directors and employees of the Purchaser. The exercise price of all stock options granted under the stock option plan must be at least equal to the fair market value (subject to regulated discounts) of such shares of common stock on the date of grant.  Stock options granted to directors and employees of Purchaser generally have a life of five years and frequently vest equally over the first three years. There are 1,035,000 Stock Options outstanding as at the date of Closing with a weighted average stock price of $0.35 cents. (iii) There are no outstanding warrants that remain unexpired as at the date of Closing. (iv) The Purchaser may issue up to 25,000,000 (twenty five million) shares of Purchaser Preferred Stock.

         4.4 AUTHORITY RELATIVE TO THE AUTHORIZED AGREEMENTS. Purchaser has all necessary corporate power and authority to perform its obligations under the transactions contemplated under the Authorized Agreements.

         4.5      NO CONFLICT; REQUIRED FILINGS AND CONSENTS.

                  (a) The execution of this Agreement by Purchaser shall not, (i) conflict with or violate the certificate of incorporation, bylaws or equivalent organizational documents of Purchaser or any of its subsidiaries, (ii) subject to compliance with the requirements set forth in Section 4.5(b) below, conflict with or violate any law, rule, regulation, order, judgment or decree applicable to Purchaser or any of its subsidiaries or by which it or their respective properties are bound or affected, or (iii) result in any breach of or constitute a default (or an event that with notice or lapse of time or both would become a default) under, or impair Purchaser's or any such subsidiary's rights or alter the rights or obligations of any third party under, or give to others any rights of termination, amendment, acceleration or cancellation of, or result in the creation of a lien or encumbrance on any of the properties or assets of Purchaser or any of its subsidiaries pursuant to, any material note, bond, mortgage, indenture, contract, agreement, lease, license, permit, franchise or other instrument or obligation to which Purchaser or any of its subsidiaries is a party or by which Purchaser or any of its subsidiaries or its or any of their respective properties are bound or affected, except to the extent such conflict, violation, breach, default, impairment or other effect could not in the case of clauses (ii) or (iii) individually or in the aggregate, reasonably be expected to have a Material Adverse Effect on Purchaser.

                  (b) The execution of this Agreement by Purchaser shall not require any consent, approval, authorization or permit of, or filing with or notification to, any Governmental Entity except (i) for applicable requirements, if any, of the Securities Act, the Exchange Act, Blue Sky Laws, the rules and regulations of the NASD, and (ii) where the failure to obtain such consents, approvals, authorizations or permits, or to make such filings or notifications, (x) would not prevent the sale of Shares and issuance of Warrant or otherwise prevent Purchaser from performing their respective obligations under this Agreement or (y) could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect on Purchaser.

         4.6      SEC FILINGS; FINANCIAL STATEMENTS.

                  (a) Purchaser has made available to Company a correct and complete copy of each report, schedule, registration statement and definitive proxy statement filed by Purchaser with the SEC, which are all the forms, reports and documents required to be filed by Purchaser with the SEC. The Purchaser SEC Reports (A) were prepared in accordance with the requirements of the Securities Act or the Exchange Act, as the case may be, and (B) did not at the time they were filed (or if amended or superseded by a filing prior to the date of this Agreement, then on the date of such filing) contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading. None of Purchaser's subsidiaries is required to file any reports or other documents with the SEC.

                  (b) Each set of consolidated financial statements (including, in each case, any related notes thereto) contained in the Purchaser SEC Reports was prepared in accordance with U.S. GAAP applied on a consistent basis throughout the periods involved (except as may be indicated in the notes thereto or, in the case of unaudited statements, do not contain footnotes as permitted by Form 10-Q of the Exchange Act) and each fairly presents the consolidated financial position of Purchaser and its subsidiaries at the respective dates thereof and the consolidated results of its operations and cash flows for the periods indicated, except that the unaudited interim financial statements were or are subject to normal adjustments which were not or are not expected to be material in amount.

         4.7 BROKERS. Purchaser has not incurred, nor will it incur, directly or indirectly, any liability for brokerage or finders' fees or agents' commissions or any similar charges in connection with this Agreement or any transaction contemplated hereby.

         4.8 INVESTMENT INTENT; BLUE SKY. Purchaser is acquiring the Shares for investment for its own account, not as a nominee or agent, and not with the view to, or for resale in connection with, any distribution thereof.

         4.9 NO PUBLIC MARKET. Purchaser understands that no public market now exists for any of the securities issued by the Company and that the Company has made no assurances that a public market will ever exist for the Company's securities.

         4.10 RESTRICTIONS ON TRANSFER; RESTRICTIVE LEGENDS. Purchaser understands that the transfer of the Shares is restricted by applicable state and Federal securities laws.

         4.11 AUTHORIZATION. All action on the part of the Purchaser's partners, board of directors, and stockholders, as applicable, necessary for the authorization, execution, the purchase of and payment for the Shares and the performance of all of the Purchaser's obligations has been taken or will be taken prior to the Closing. This Agreement, when executed and delivered by the Purchaser, shall constitute valid and binding obligations of the Purchaser, enforceable in accordance with their terms, subject to laws of general application relating to bankruptcy, insolvency and the relief of debtors and rules of law governing specific performance, injunctive relief or other equitable remedies.

         4.12 ACCREDITED INVESTOR. Purchaser is an "accredited investor" within the meaning of SEC Rule 501 or Regulation D, as presently in effect. The Purchaser acknowledges that it has had the opportunity to review this Agreement and the transactions contemplated by this Agreement with its own legal counsel. Purchaser is relying solely on its own legal counsel and not on the Company or any of the Company's agents for legal advice with respect to this investment or the transactions contemplated by this Agreement.

SECTION 5

CONDITIONS TO CLOSING OF THE PURCHASER.

         The Purchaser's obligation to purchase the Shares is, unless waived in writing by the Purchaser, subject to the fulfillment as of the date of such Closing of the following conditions:

         5.1 REPRESENTATIONS AND WARRANTIES CORRECT. The representations and warranties made by the Company in Section 3 hereof shall be true and correct in all material respects as of the date of the Closing.

         5.2 COVENANTS. All covenants, agreements and conditions contained in this Agreement to be performed or complied with by the Company on or prior to the Closing Date shall have been performed or complied with in all material respects.

         5.3 BOARD OF DIRECTORS. Upon the Closing, the authorized number of the

Company's directors shall be 5 members 1 of whom shall be designated by the

Purchaser and 2 designated by the Company. The Directors designated by The Company are Xavier Roy (to become Chairman & CEO) and Shawn Manesh (independent Director).

         5.4 NO ORDER. No Governmental Entity shall have enacted, issued, promulgated, enforced or entered any statute, rule, regulation, executive order, decree, injunction or other order (whether temporary, preliminary or permanent) which is in effect and which has the effect of making the sale of Shares illegal or otherwise prohibiting consummation of the transactions contemplated under this Agreement.

SECTION 6

                      CONDITIONS TO CLOSING OF THE COMPANY.

         The Company's obligation to sell the Shares at the Closing is subject to the fulfillment as of the date of such Closing of the following conditions:

         6.1 REPRESENTATIONS AND WARRANTIES CORRECT. The representations made in Section 4 hereof by the Purchaser purchasing at the Closing shall be true and correct as of the date of the Closing.

         6.2 COVENANTS. All covenants, agreements, and conditions contained in this Agreement to be performed or complied with by the Purchaser on or prior to the date of the Closing shall have been performed or complied with in all material respects.

         6.3 NO ORDER. No Governmental Entity shall have enacted, issued, promulgated, enforced or entered any statute, rule, regulation, executive order, decree, injunction or other order (whether temporary, preliminary or permanent) which is in effect and which has the effect of making the sale of Shares illegal or otherwise prohibiting consummation of the transactions contemplated under this Agreement.

         6.4 CONDITIONS SUBSEQUENT. The Purchaser agrees that the Terms of outstanding loans from shareholders of the Purchaser to the Purchaser as at the date of Closing will be renegotiated and redocumented within 30 days of Closing to reflect a repayment period of two years.

SECTION 7

ADDITIONAL AGREEMENTS

         7.1 EMPLOYMENT AGREEMENTS. Upon completion of execution of this Agreement, the Company agrees to order its nominated representatives to the Board of Directors of the Purchaser not to terminate current Employment Agreements for Tae Ho Kim and Sang Ho Kim and to extend the term of the said Employment Agreements for a period of three years commencing from the Closing. However, in the event that the Edgetech Service business (defined substantially as all of the operations of the Canadian subsidiary of the Purchaser) are sold to or merged with another entity that is not affiliated with the Purchaser the Employment Agreements will be assigned to that entity. If the Employment Agreements are assigned to another entity and the Purchaser will be released from any liability or obligations arising from the Employment Agreements. In the event that the Employment Agreements are terminated prior to 36 (thirty six) months from the date of Closing, the Purchaser will pay the greater of $100,000 or the amount unpaid according to the Employment Agreements.

SECTION 8

MISCELLANEOUS

         8.1 GOVERNING LAW. This Agreement shall be governed in all respects by the internal laws of the State of Nevada.

         8.2 ENTIRE AGREEMENT. This Agreement, including the exhibits hereto, constitutes the full and entire understanding and agreement among the parties with regard to the subjects hereof and thereof, and no party shall be liable or bound to any other party in any manner by any warranties, representations or covenants except as specifically set forth herein or therein. Except as expressly provided herein, neither this Agreement nor any term hereof may be amended, waived, discharged or terminated other than by a written instrument signed by the party against whom enforcement of any such amendment, waiver, discharge or termination is sought.

         8.3 NOTICES, ETC. All notices and other communications required or permitted hereunder shall be in writing and shall be mailed by registered or certified mail, postage prepaid, or otherwise delivered by facsimile transmission, by hand or by messenger, addressed:

                  (a)    if to the Company, to:

                          Web's Biggest, Inc.

                          501 Santa Monica Boulevard, Suite 601

                          Santa Monica, CA, 90401

                          Attn:  Xavier Roy

                          Fax:  (310) 393 5455

                  (b)   if to the Purchaser, to:

                          Edgetech Services, Inc.

18 Wynford Drive
Suite 704
Toronto, Ontario
M3C 3S2

Each such notice or other communication shall for all purposes of this Agreement be treated as effective or having been given when received if delivered personally, if sent by facsimile, the first business day after the date of confirmation that the facsimile has been successfully transmitted to the facsimile number for the party notified, or, if sent by mail, at the earlier of its receipt or 72 hours after the same has been deposited in a regularly maintained receptacle for the deposit of the United States mail, addressed and mailed as aforesaid.

         8.4 DELAYS OR OMISSIONS. Except as expressly provided herein, no delay or omission to exercise any right, power or remedy accruing to any party, upon any breach or default of another party under this Agreement, shall impair any such right, power or remedy of such party nor shall it be construed to be a waiver of any such breach or default, or an acquiescence therein, or of or in any similar breach or default thereafter occurring; nor shall any waiver of any single breach or default be deemed a waiver of any other breach or default theretofore or thereafter occurring. Any waiver, permit, consent or approval of any kind or character on the part of any party of any breach or default under this Agreement, or any waiver on the part of any party of any provisions or conditions of this Agreement, must be in writing and shall be effective only to the extent specifically set forth in such writing. All remedies, either under this Agreement or by law or otherwise afforded to any party, shall be cumulative and not alternative.

         8.5 COUNTERPARTS. This Agreement may be executed in any number of counterparts, each of which shall be an original, and all of which together shall constitute one instrument.

         8.6 SEVERABILITY. In the event that any provision of this Agreement becomes or is declared by a court of competent jurisdiction to be illegal, unenforceable or void, this Agreement shall continue in full force and effect without said provision, which shall be replaced with an enforceable provision closest in intent and economic effect as the severed provision; PROVIDED HOWEVER, that no such severability shall be effective if it materially changes the economic benefit of this Agreement to any party.

         8.7 TITLES AND SUBTITLES. The titles and subtitles used in this Agreement are used for convenience only and are not to be considered in construing or interpreting this Agreement.

         8.8 SUCCESSORS AND ASSIGNS. This Agreement shall not be assigned without the consent of both parties to the Agreement. Except as otherwise provided herein, the terms and conditions of this Agreement shall inure to the benefit of and be binding upon the respective successors and assigns of the parties (including transferees of any Shares). Nothing in this Agreement, express or implied, is intended to confer upon any party, other than the parties hereto or their respective successors and assigns, any rights, remedies, obligations or liabilities under or by reason of this Agreement, except as expressly provided in this Agreement.

         8.9 NO SURVIVAL OF REPRESENTATIONS AND WARRANTIES. The representations and warranties of this Agreement shall not survive the Closing of this Agreement.

         8.10 AMENDMENTS AND WAIVERS. Any term of this Agreement may be amended and the observance of any term of this Agreement may be waived (either generally or in a particular instance and either retroactively or prospectively), only with written consent of the Company and the Purchaser.

The foregoing agreement is hereby executed effective as of the date first set forth above.

"COMPANY"

"PURCHASER"

Web's Biggest, INC.,

Edgetech Services INC.

a California corporation

A Nevada Corporation

By:

By:

---------------------------

-------------------------

Name:

Name:

-------------------------

-----------------------

Title:

Title:

------------------------

----------------------

"SELLER"

Advisers, LLC,

An Iowa Limited Liability Corporation

By:

---------------------------

Name:

-------------------------

Title:

------------------------             & nbsp;

"SELLER"

Xavier Roy

By:

---------------------------

Name:

-------------------------

Exhibits

10.4

EMPLOYMENT AGREEMENT

THIS AGREEMENT is made as of the 1st day of June, 2005.

BETWEEN :

EDGETECH SERVICES INC. , a Nevada corporation with a business office at 18 Wynford Drive, Toronto Ontario, M3C 3S2

(the "Company")

AND:

Sang-Ho Kim, of 3636 Bathurst Street, Unit 1904, Toronto, Ontario, M6A 2Y5.

(the "Employee")

WHEREAS:

A.

The Company is engaged in the business of providing consulting services covering the areas of IT security, biometrics, and ERP solutions.

B.

The Company is also a value added reseller for various other security solutions companies; and

C.

The Company has offered to employ the Employee and the Employee has accepted employment with the Company on the terms set out in this Agreement.

THEREFORE IN CONSIDERATION of the mutual covenants and agreements contained in this Agreement, the parties covenant and agree with each other as follows:

1.

EMPLOYMENT

1.1

Subject to the terms and conditions of this Agreement, the Company hereby employs the Employee in the position of President and the Employee agrees to accept such employment.

1.2

The Employee will faithfully and diligently fulfill his or her duties, obligations and responsibilities under this Agreement to the best of his ability and will exercise the care, diligence, and skill of a reasonably prudent person in comparable circumstances with similar education, training and experience.  The Employee agrees to comply with, and will be entitled to the benefit of, all policies adopted by the Company from time to time that are applicable to the Employee.

1.3

The Employee acknowledges and agrees that his employment is on a full time basis and that the Employee's hours of work will vary and may be irregular and will be those hours required to meet the objectives of the Employee's employment.  In addition, the Employee acknowledges that certain evening and weekend work will be required in order to fulfill his obligations and the Employee agrees that he will work such evening hours or weekend hours as are required.

2

1.4

The Employee agrees to devote his working time exclusively to the Company's business and he will not be employed or engaged in any capacity in any other business or by any other employer without the prior written permission of the Company.

1.5

The Company may change the assigned duties and responsibilities from time to time and, notwithstanding such changes to the Employee's duties and responsibilities, this Agreement will continue to govern the terms and conditions of the Employee's employment.

1.6

The Employee will be entitled to a vacation of up to 3 weeks in each calendar year.  Such vacation will be taken at such time as agreed between the Company and the Employee.

2.

TERM OF AGREEMENT

2.1

The term of the employment contract is for a 3 year term.

2.2

In the event that the Employee breaches any of the terms, conditions or covenants of this Agreement, or fails to perform the services required of him under this Agreement then, at the option of the Company, this Agreement shall terminate immediately upon written notice being delivered to the Employee and the Company shall be under no obligation to the Employee, except to pay to him such compensation as he may be entitled to receive up to the time of such termination.

2.3

The Company may terminate the employment of the Employee hereunder at any time without notice for cause.  For the purposes of this Section 2.3 "cause" shall have a meaning consistent with the interpretation of that phrase by courts in Ontario and shall include, without limiting the generality of the foregoing, criminal conduct, moral turpitude, any substantial misconduct or neglect of duties assigned hereunder or any failure to keep and perform the terms and conditions of this Agreement.  Upon the termination of the Employee's employment pursuant to this Section 2.4, the Company shall pay to the Employee all salary and other remuneration accrued to the date of termination and thereupon the Company shall have no further obligation or liability to the Employee with respect to his employment with the Company or the termination thereof.

2.4

In the event that this Agreement is terminated pursuant to Section 2.3 or 2.4, the rights and obligations of both the Employee and the Company shall terminate as at the date of such termination, save and except the covenants of the Employee contained in Sections 7, 8 and 9 of this Agreement and the rights of the Company contained in Section 10 of this Agreement.  The termination of this Agreement pursuant to Sections 2.3 and 2.4 shall be without prejudice to such other rights and remedies as the Company may have at law against the Employee.

2.5

Should the employment agreement be terminated for whatever reason, the employee shall be compensated in the value of the compensation owed for the remaining of the three year term of this employment at the time of termination or $100,000USD, whichever is the greater.

3

3.

COMPENSATION

3.1

The Company will pay to the Employee a base salary in the amount of CAD$10,500 per month. The base salary is to be compensated in cash of $5,250/bi-monthly.

3.2

The Company will also pay to the Employee commissions and other benefits in the amounts and on the terms set out in Schedule "A" to this Agreement subject to such changes as may be agreed upon from time to time between the parties during the term of the Employee's employment.

4.

THE EMPLOYEE'S ACKNOWLEDGMENTS

4.1

The Employee hereby expressly acknowledge that:

(a)

except as set forth in Section 4, none of the Shares have been registered under the Securities Act of 1933 (the "1933 Act"), or under any state securities or "blue sky" laws of any state of the United States, and, unless so registered, may not be offered or sold in the United States or, directly or indirectly, to U.S. Persons, as that term is defined in Regulation S under the 1933 Act ("Regulation S"), except in accordance with the provisions of Regulation S, pursuant to an effective registration statement under the 1933 Act, or pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the 1933 Act;

(b)

except as set forth in Section 4 the Company has not undertaken, and will have no obligation, to register any of the Shares under the 1933 Act;

(c)

the decision to execute this Agreement and acquire the Shares hereunder is voluntary;

(d)

the decision to execute this Agreement and acquire the Shares hereunder has not been based upon any oral or written representation as to fact or otherwise made by or on behalf of the Company, and such decision is based entirely upon a review of information (the receipt of which is hereby acknowledged) which has been filed by the Company with the SEC and in compliance, or intended compliance, with applicable securities legislation;

(e)

if the Company has presented a business plan to the Employee, the Employee acknowledges that the business plan may not be achieved or be achievable;

(f)

the Employee and the Employee's advisor(s) have had a reasonable opportunity to ask questions of and receive answers from the Company in connection with the distribution of the Shares hereunder, and to obtain additional information, to the extent possessed or obtainable without unreasonable effort or expense, necessary to verify the accuracy of the information about the Company;

(g)

the books and records of the Company were available upon reasonable notice for inspection, subject to certain confidentiality restrictions, by the Employee during reasonable business hours at its principal place of business, and all documents, records and books in connection with the distribution of the Shares hereunder have been made available for inspection by the Employee, the Employee's attorney and/or advisor(s);

(h)

(h)

no securities commission or similar regulatory authority has reviewed or passed on the merits of the Shares;

(i)

(i)

there is no government or other insurance covering the Shares;

(j)

(j)

the Company has advised the Employee that the Company is relying on an exemption from the requirements to provide the Employee with a prospectus and to sell the Shares through a person registered to sell securities under the Securities Act (Ontario) (the "Ontario Act");

(k)

(k)

the Employee will indemnify and hold harmless the Company and, where applicable, its directors, officers, employees, agents, advisors and shareholders, from and against any and all loss, liability, claim, damage and expense whatsoever (including, but not limited to, any and all fees, costs and expenses whatsoever reasonably incurred in investigating, preparing or defending against any claim, lawsuit, administrative proceeding or investigation whether commenced or threatened) arising out of or based upon any representation or warranty of the Employee given to the Company in connection herewith or in any document furnished by the Employee to the Company in connection herewith being untrue in any material respect or any breach or failure by the Employee to comply with any covenant or agreement made by the Employee to the Company in connection therewith;

(l)

(l)

none of the Shares are listed on any stock exchange or automated dealer quotation system and no representation has been made to the Employee that any of the Shares will become listed on any stock exchange or automated dealer quotation system; except that currently the certain market makers make market in the common shares of the Company on the Over-the-Counter Bulletin Board service of the National Association of Securities Dealers, Inc.;

(m)

(m)

there are additional restrictions on the Employee's ability to resell the Shares in Canada under the Ontario Act and Multilateral Instrument 45-102 adopted by the Ontario Securities Commission;

(n)

the Company will refuse to register any transfer of the Shares not made in pursuant to an effective registration statement under the 1933 Act or pursuant to an available exemption from the registration requirements of the 1933 Act; and

(o)

the Employee has been advised to consult the Employee's own legal, tax and other advisors with respect to the merits and risks of an investment in the Shares and with respect to applicable resale restrictions, and it is solely responsible (and the Company is not in any way responsible) for compliance with applicable resale restrictions.

5

5.

THE EMPLOYEE'S REPRESENTATIONS, WARRANTIES AND COVENANTS

5.1

The Employee hereby represents and warrants to and covenants with the Company  that:

(a)

the Employee has received and carefully read this Agreement;

(b)

the Employee has the legal capacity and competence to enter into and execute this Agreement and to take all actions required pursuant hereto;

(c)

the entering into of this Agreement and the transactions contemplated hereby do not result in the violation of any of the terms and provisions of any law applicable to the Employee, or of any agreement, written or oral, to which the Employee may be a party or by which the Employee is or may be bound;

(d)

the Employee (i) has adequate net worth and means of providing for its current financial needs and possible personal contingencies, (ii) has no need for liquidity in his investment in the Shares, and (iii) is able to bear the economic risks of an investment in the Shares for an indefinite period of time, and can afford the complete loss of such investment;

(e)

the Employee is aware that an investment in the Company is speculative and involves certain risks, including the possible loss of the investment, and the Employee has carefully read and considered the matters set forth under the caption "Risk Factors"  appearing in the Company's most recent reports filed with the SEC;

(f)

the Employee has the requisite knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of the investment in the Shares and the Company;

(g)

the Employee understands and agrees that the Company and others will rely upon the truth and accuracy of the acknowledgements, representations and agreements contained in this Agreement, and agrees that if any of such acknowledgements, representations and agreements are no longer accurate or have been breached, the Employee shall promptly notify the Company;

(h)

the Employee is purchasing the Shares for his own account for investment purposes only and not for the account of any other person and not for distribution, assignment or resale to others, and no other person has a direct or indirect beneficial interest in such Shares, and the Employee has not subdivided his interest in the Shares with any other person;

(i)

the Employee is not an underwriter of, or dealer in, the common shares of the Company, nor is the Employee participating, pursuant to a contractual agreement or otherwise, in the distribution of the Shares;

(j)

the Employee has made an independent examination and investigation of an investment in the Shares and the Company and has depended on the advice of its legal and financial advisors and agrees that the Company will not be responsible in anyway whatsoever for the Employee's decision to invest in the Shares and the Company;

(k)

the Employee is not aware of any advertisement of any of the Shares and is not acquiring the Shares as a result of any form of general solicitation or general advertising including advertisements, articles, notices or other communications published in any newspaper, magazine or similar media or broadcast over radio or television, or any seminar or meeting whose attendees have been invited by general solicitation or general advertising; and

(l)

no person has made to the Employee any written or oral representations:

(i)

that any person will resell or repurchase any of the Shares;

(ii)

that any person will refund the purchase price of any of the Shares; or

(iii)

as to the future price or value of any of the Shares.

6.

CONFIDENTIALITY

6.1

The Employee acknowledges and agrees that during the term of his employment with the Company he will be privy to business and trade secrets and confidential information relating to the business of the Company and the Company's clients.

6.2

The Employee agrees that during his employment and at all times thereafter, the Employee will maintain in confidence and will not disclose to any corporation, firm or other person any of the private affairs of the Company or any business or trade secrets or confidential information belonging to the Company or any of the Company's clients and he will not use, for any purpose, other than the purposes of the Company, any such business or trade secrets or confidential information or knowledge that the Employee may acquire with respect to the Company's affairs or the affairs of its clients.

7.

NON SOLICITATION

7.1

The Employee agrees that he will not at any time during his employment and for a period of six months thereafter, directly or indirectly solicit for employment or employ or otherwise engage any employee of the Company for or on behalf of the Employee or any other person.

7.2

The Employee agrees that he will not at any time during his employment or for a period of six months thereafter, directly or indirectly solicit or divert or attempt to solicit or divert any person who is a client of the Company or who was a client of the Company during the twelve months immediately preceding the termination of the Employee's employment for or on behalf of any other business enterprise which is similar to or competes with the business of the Company.

8.

NON COMPETE

8.1

The Employee agree that he will not at any time during his employment and for a period of six months following the termination of his employment for any reason whatsoever, directly or indirectly as a shareholder, employee, director, officer, consultant or in any other capacity whatsoever, carry on or be engaged by or employed in any business in Toronto, Ontario, which is the same as or similar to or which competes with the business or any part of the business carried on by the Company.

9.

RESTRICTIONS REASONABLE

9.1

The Employee agrees that the restrictions contained in this Agreement are reasonable for the protection of the Company's business and the Employee waives all defences to the strict enforcement of those provisions by the Company.

9.2

The Employee also agrees that a breach of any of the covenants contained in this Agreement would result in damages to the Company which may not be adequately compensated by monetary award and agrees that the Company will be entitled to equitable relief by way of an injunction or otherwise in addition to any other remedies it may have as a result of such a breach.

10.

GENERAL

10.1

This Agreement, together with its schedules, sets out the entire agreement of the parties with respect to the Employee's employment and supersedes all prior agreements, understandings and discussions between the parties.

10.2

In this Agreement, words in the singular include the plural and vice-versa and words in one gender include all genders.

10.3

All references in this Agreement or any other agreement made between the Employee and the Company to dollars, unless otherwise specifically indicated, are expressed in Canadian currency.

10.4

This Agreement may be amended or supplemented only by a written agreement signed by each party.

10.5

Any waiver of, or consent to depart from, the requirements of any provision of this Agreement will be effective only if it is in writing and signed by the party giving it, and only in the specific instance and for the specific purpose for which it has been given.  No failure on the part of any party to exercise, and no delay in exercising, any right under this Agreement will constitute a waiver of such right.  No single or partial exercise of any such right will preclude any other or further exercise of such right or the exercise of any other right.

10.6

This Agreement will be governed by and construed in accordance with the laws in force in the Province of Ontario.  Each party irrevocably submits to the sole and exclusive jurisdiction of the courts of Ontario with respect to any matter arising hereunder or related hereto.

10.7

Time is and will remain of the essence of this Agreement and all of its provisions.

10.8

Any notice, demand or other communication required or permitted to be given or made hereunder must be in writing and will be sufficiently given or made if:

(a)

delivered in person during normal business hours on a business day and left with a receptionist or other responsible employee of the relevant party at the applicable address set forth below;

(b)

sent by prepaid first class mail; or

(c)

sent by any electronic means of sending messages, including telex or facsimile transmission, which produces a paper record ("Electronic Transmission") during normal business hours on a business day;

(d)

if to the Employee:

3636 Bathurst Street, Unit 1904

Toronto, Ontario

M3C 3Y5

Facsimile:  (416) 256-9135

(e)

if to the Company:

18 Wynford Drive, Suite 615
Toronto, Ontario M3C 3S2

Attention:

                President

Facsimile:

(416) 441-0697

(f)

each notice sent in accordance with this Section will be deemed to have been received (i) at the time on the day it was delivered, (ii) at the beginning of business on the third business day after it was mailed (excluding each business day during which there existed any general interruption of postal services due to strike, lockout or other cause); or (iii) one hour after they were sent on the same day that it was sent by Electronic Transmission, or at the start of business on the first business day thereafter if the day on which it was sent by Electronic Transmission was not a business day.

(g)

the Employee or the Company may change the address for notice by giving notice to each other as provided in this Section.

10.9

This Agreement may not be assigned by the Employee, but may be assigned by the Company to any successor in interest to the Company.  If the Company does not survive any merger, acquisition, or other reorganization, then it will make a reasonable effort to obtain an assumption of this Agreement by the surviving entity in such merger, acquisition, or other reorganization, but the failure to obtain such assumption will not prevent or delay such merger, acquisition, or other reorganization or relieve the Company of its obligations under this Agreement.  Subject thereto, this Agreement will enure to the benefit of and be binding upon the parties and their respective successors (including any successor by reason of amalgamation or statutory arrangement of any party) and permitted assigns.

10.10

If any provision of this Agreement is determined to be invalid or unenforceable, that will not affect the validity or enforceability of any other provision hereof.  The parties will in good faith negotiate a mutually acceptable and enforceable substitute for the invalid or unenforceable provision, which substitute will be as consistent as possible with the original intent of the parties.

10.11

Each party will do such acts and will execute such further documents, conveyances, deeds, assignments, transfers and the like, and will cause the doing of such acts and will cause the execution of such further documents as are within its power as any other party may in writing at all time and from time to time reasonably requests be done and or executed, in order to give full effect to the provisions of this Agreement.

10.12

The Employee acknowledges that he has read and fully understand this Agreement and he acknowledges and agrees that the Company has given him the opportunity to seek, and has recommended that he obtain, independent legal advice with respect to the subject matter of this Agreement.  Further, the Employee hereby represents and warrants to the Company that he has sought independent legal advice or waives such advice.

10.13

This Agreement may be executed in counterpart, each of which, when so executed, will be deemed to be an original copy hereof and thereof, and all such counterparts together will constitute but one single agreement.  Each party may deliver a counterpart signature page by facsimile transmission.

IN WITNESS WHEREOF the parties have signed this Agreement to be effective from the date and year first above written.

EDGETECH SERVICES INC.

Per:______________________

SIGNED, SEALED and DELIVERED by Sang-Ho Kim in the presence of:

__________________________________

Name:
Sang-Ho Kim

Address:
3636 Bathurst Street, Unit 1904

Toronto, Ontario, M6A 2Y5

Occupation:
President

) ) ) ) ) ) ) ) ) ) ) )	/s/Sang Ho Kim Sang-Ho Kim

Schedule A

COMMISSION SCHEDULE AND OTHER BENEFITS

EMPLOYMENT AGREEMENT

THIS AGREEMENT is made as of the 1st day of June, 2005.

BETWEEN :

EDGETECH SERVICES INC. , a Nevada corporation with a business office at 18 Wynford Drive, Toronto Ontario, M3C 3S2

(the "Company")

AND:

Tae-Ho Kim, of 39 Parish Bay, St. Andrews, Manitoba, Canada, R1A 3B2.

(the "Employee")

WHEREAS:

A.

The Company is engaged in the business of providing consulting services covering the areas of IT security, biometrics, and ERP solutions.

B.

The Company is also a value added reseller for various other security solutions companies; and

C.

The Company has offered to employ the Employee and the Employee has accepted employment with the Company on the terms set out in this Agreement.

THEREFORE IN CONSIDERATION of the mutual covenants and agreements contained in this Agreement, the parties covenant and agree with each other as follows:

1.

EMPLOYMENT

1.1

Subject to the terms and conditions of this Agreement, the Company hereby employs the Employee in the position of Chief Executive Officer and the Employee agrees to accept such employment. This Agreement is also subject to the Terms outlined in Section 7.1 in the Agreement known as Web's Biggest Stock Purchase Agreement dated June 1, 2005.

1.2

The Employee will faithfully and diligently fulfill his or her duties, obligations and responsibilities under this Agreement to the best of his ability and will exercise the care, diligence, and skill of a reasonably prudent person in comparable circumstances with similar education, training and experience.  The Employee agrees to comply with, and will be entitled to the benefit of, all policies adopted by the Company from time to time that are applicable to the Employee.

1.3

The Employee acknowledges and agrees that his employment is on a full time basis and that the Employee's hours of work will vary and may be irregular and will be those hours required to meet the objectives of the Employee's employment.  In addition, the Employee acknowledges that certain evening and weekend work will be required in order to fulfill his obligations and the Employee agrees that he will work such evening hours or weekend hours as are required.

2

1.4

The Employee agrees to devote his working time exclusively to the Company's business and he will not be employed or engaged in any capacity in any other business or by any other employer without the prior written permission of the Company.

1.5

The Company may change the assigned duties and responsibilities from time to time and, notwithstanding such changes to the Employee's duties and responsibilities, this Agreement will continue to govern the terms and conditions of the Employee's employment.

1.6

The Employee will be entitled to a vacation of up to 3 weeks in each calendar year.  Such vacation will be taken at such time as agreed between the Company and the Employee.

2.

TERM OF AGREEMENT

2.1

The term of the employment contract is for a 3 year term.

2.2

In the event that the Employee breaches any of the terms, conditions or covenants of this Agreement, or fails to perform the services required of him under this Agreement then, at the option of the Company, this Agreement shall terminate immediately upon written notice being delivered to the Employee and the Company shall be under no obligation to the Employee, except to pay to him such compensation as he may be entitled to receive up to the time of such termination.

2.3

The Company may terminate the employment of the Employee hereunder at any time without notice for cause.  For the purposes of this Section 2.3 "cause" shall have a meaning consistent with the interpretation of that phrase by courts in Ontario and shall include, without limiting the generality of the foregoing, criminal conduct, moral turpitude, any substantial misconduct or neglect of duties assigned hereunder or any failure to keep and perform the terms and conditions of this Agreement.  Upon the termination of the Employee's employment pursuant to this Section 2.4, the Company shall pay to the Employee all salary and other remuneration accrued to the date of termination and thereupon the Company shall have no further obligation or liability to the Employee with respect to his employment with the Company or the termination thereof.

2.4

In the event that this Agreement is terminated pursuant to Section 2.3 or 2.4, the rights and obligations of both the Employee and the Company shall terminate as at the date of such termination, save and except the covenants of the Employee contained in Sections 7, 8 and 9 of this Agreement and the rights of the Company contained in Section 10 of this Agreement.  The termination of this Agreement pursuant to Sections 2.3 and 2.4 shall be without prejudice to such other rights and remedies as the Company may have at law against the Employee.

2.5

Should the employment agreement be terminated for whatever reason, the employee shall be compensated for the remaining value of the compensation owed for the remainder of the three year term of this employment at the time of termination or $100,000USD, whichever is the greater.

3

3.

COMPENSATION

3.1

The Company will pay to the Employee a base salary in the amount of CAD$10,500 per month. The base salary is to be compensated in cash payments of $5,250/bi-monthly.

3.2

The Company will also pay to the Employee commissions and other benefits in the amounts and on the terms set out in Schedule "A" to this Agreement subject to such changes as may be agreed upon from time to time between the parties during the term of the Employee's employment.

4.

THE EMPLOYEE'S ACKNOWLEDGMENTS

4.1

The Employee hereby expressly acknowledge that:

(a)

except as set forth in Section 4, none of the Shares have been registered under the Securities Act of 1933 (the "1933 Act"), or under any state securities or "blue sky" laws of any state of the United States, and, unless so registered, may not be offered or sold in the United States or, directly or indirectly, to U.S. Persons, as that term is defined in Regulation S under the 1933 Act ("Regulation S"), except in accordance with the provisions of Regulation S, pursuant to an effective registration statement under the 1933 Act, or pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the 1933 Act;

(b)

except as set forth in Section 4 the Company has not undertaken, and will have no obligation, to register any of the Shares under the 1933 Act;

(c)

the decision to execute this Agreement and acquire the Shares hereunder is voluntary;

(d)

the decision to execute this Agreement and acquire the Shares hereunder has not been based upon any oral or written representation as to fact or otherwise made by or on behalf of the Company, and such decision is based entirely upon a review of information (the receipt of which is hereby acknowledged)

which has been filed by the Company with the SEC and in compliance, or intended compliance, with applicable securities legislation;

(e)

if the Company has presented a business plan to the Employee, the Employee acknowledges that the business plan may not be achieved or be achievable;

(f)

the Employee and the Employee's advisor(s) have had a reasonable opportunity to ask questions of and receive answers from the Company in connection with the distribution of the Shares hereunder, and to obtain additional information, to the extent possessed or obtainable without unreasonable effort or expense, necessary to verify the accuracy of the information about the Company;

4

(g)

the books and records of the Company were available upon reasonable notice for inspection, subject to certain confidentiality restrictions, by the Employee during reasonable business hours at its principal place of business, and all documents, records and books in connection with the distribution of the Shares hereunder have been made available for inspection by the Employee, the Employee's attorney and/or advisor(s);

(h)

the Employee will indemnify and hold harmless the Company and, where applicable, its directors, officers, employees, agents, advisors and shareholders, from and against any and all loss, liability, claim, damage and expense whatsoever (including, but not limited to, any and all fees, costs and expenses whatsoever reasonably incurred in investigating, preparing or defending against any claim, lawsuit, administrative proceeding or investigation whether commenced or threatened) arising out of or based upon any representation or warranty of the Employee given to the Company in connection herewith or in any document furnished by the Employee to the Company in connection herewith being untrue in any material respect or any breach or failure by the Employee to comply with any covenant or agreement made by the Employee to the Company in connection therewith;

5.

THE EMPLOYEE'S REPRESENTATIONS, WARRANTIES AND COVENANTS

5.1

The Employee hereby represents and warrants to and covenants with the Company  that:

(a)

the Employee has received and carefully read this Agreement;

(b)

the Employee has the legal capacity and competence to enter into and execute this Agreement and to take all actions required pursuant hereto;

(c)

the entering into of this Agreement and the transactions contemplated hereby do not result in the violation of any of the terms and provisions of any law applicable to the Employee, or of any agreement, written or oral, to which the Employee may be a party or by which the Employee is or may be bound;

(i)

the Employee understands and agrees that the Company and others will rely upon the truth and accuracy of the acknowledgements, representations and agreements contained in this Agreement, and agrees that if any of such acknowledgements, representations and agreements are no longer accurate or have been breached, the Employee shall promptly notify the Company.

5

6.

CONFIDENTIALITY

6.1

The Employee acknowledges and agrees that during the term of his employment with the Company he will be privy to business and trade secrets and confidential information relating to the business of the Company and the Company's clients.

6.2

The Employee agrees that during his employment and at all times thereafter, the Employee will maintain in confidence and will not disclose to any corporation, firm or other person any of the private affairs of the Company or any business or trade secrets or confidential information belonging to the Company or any of the Company's clients and he will not use, for any purpose, other than the purposes of the Company, any such business or trade secrets or confidential information or knowledge that the Employee may acquire with respect to the Company's affairs or the affairs of its clients.

7.

NON SOLICITATION

7.1

The Employee agrees that he will not at any time during his employment and for a period of six months thereafter, directly or indirectly solicit for employment or employ or otherwise engage any employee of the Company for or on behalf of the Employee or any other person.

7.2

The Employee agrees that he will not at any time during his employment or for a period of six months thereafter, directly or indirectly solicit or divert or attempt to solicit or divert any person who is a client of the Company or who was a client of the Company during the twelve months immediately preceding the termination of the Employee's employment for or on behalf of any other business enterprise which is similar to or competes with the business of the Company.

8.

NON COMPETE

8.1

The Employee agree that he will not at any time during his employment and for a period of six months following the termination of his employment for any reason whatsoever, directly or indirectly as a shareholder, employee, director, officer, consultant or in any other capacity whatsoever, carry on or be engaged by or employed in any business in Toronto, Ontario, which is the same as or similar to or which competes with the business or any part of the business carried on by the Company.

9.

RESTRICTIONS REASONABLE

9.1

The Employee agrees that the restrictions contained in this Agreement are reasonable for the protection of the Company's business and the Employee waives all defences to the strict enforcement of those provisions by the Company.

9.2

The Employee also agrees that a breach of any of the covenants contained in this Agreement would result in damages to the Company which may not be adequately compensated by monetary award and agrees that the Company will be entitled to equitable relief by way of an injunction or otherwise in addition to any other remedies it may have as a result of such a breach.

6

10.

GENERAL

10.1

This Agreement, together with its schedules, sets out the entire agreement of the parties with respect to the Employee's employment and supersedes all prior agreements, understandings and discussions between the parties.

10.2

In this Agreement, words in the singular include the plural and vice-versa and words in one gender include all genders.

10.3

All references in this Agreement or any other agreement made between the Employee and the Company to dollars, unless otherwise specifically indicated, are expressed in Canadian currency.

10.4

This Agreement may be amended or supplemented only by a written agreement signed by each party.

10.5

Any waiver of, or consent to depart from, the requirements of any provision of this Agreement will be effective only if it is in writing and signed by the party giving it, and only in the specific instance and for the specific purpose for which it has been given.  No failure on the part of any party to exercise, and no delay in exercising, any right under this Agreement will constitute a waiver of such right.  No single or partial exercise of any such right will preclude any other or further exercise of such right or the exercise of any other right.

10.6

This Agreement will be governed by and construed in accordance with the laws in force in the Province of Ontario.  Each party irrevocably submits to the sole and exclusive jurisdiction of the courts of Ontario with respect to any matter arising hereunder or related hereto.

10.7

Time is and will remain of the essence of this Agreement and all of its provisions.

10.8

Any notice, demand or other communication required or permitted to be given or made hereunder must be in writing and will be sufficiently given or made if:

(a)

delivered in person during normal business hours on a business day and left with a receptionist or other responsible employee of the relevant party at the applicable address set forth below;

(b)

sent by prepaid first class mail; or

(c)

sent by any electronic means of sending messages, including telex or facsimile transmission, which produces a paper record ("Electronic Transmission") during normal business hours on a business day;

(d)

if to the Employee:

7

39 Parish Bay,

Winnipeg, Manitoba,

R1A 3B2

Facsimile:  (204) 253-8890

(e)

if to the Company:

18 Wynford Drive, Suite 615
Toronto, Ontario M3C 3S2

Attention:

President

Facsimile:

(416) 441-0697

(f)

each notice sent in accordance with this Section will be deemed to have been received (i) at the time on the day it was delivered, (ii) at the beginning of business on the third business day after it was mailed (excluding each business day during which there existed any general interruption of postal services due to strike, lockout or other cause); or (iii) one hour after they were sent on the same day that it was sent by Electronic Transmission, or at the start of business on the first business day thereafter if the day on which it was sent by Electronic Transmission was not a business day.

(g)

the Employee or the Company may change the address for notice by giving notice to each other as provided in this Section.

10.9

This Agreement may not be assigned by the Employee, but may be assigned by the Company to any successor in interest to the Company.  If the Company does not survive any merger, acquisition, or other reorganization, then it will make a reasonable effort to obtain an assumption of this Agreement by the surviving entity in such merger, acquisition, or other reorganization, but the failure to obtain such assumption will not prevent or delay such merger, acquisition, or other reorganization or relieve the Company of its obligations under this Agreement.  Subject thereto, this Agreement will enure to the benefit of and be binding upon the parties and their respective successors (including any successor by reason of amalgamation or statutory arrangement of any party) and permitted assigns.

10.10

If any provision of this Agreement is determined to be invalid or unenforceable, that will not affect the validity or enforceability of any other provision hereof.  The parties will in good faith negotiate a mutually acceptable and enforceable substitute for the invalid or unenforceable provision, which substitute will be as consistent as possible with the original intent of the parties.

10.11

Each party will do such acts and will execute such further documents, conveyances, deeds, assignments, transfers and the like, and will cause the doing of such acts and will cause the execution of such further documents as are within its power as any other party may in writing at all time and from time to time reasonably requests be done and or executed, in order to give full effect to the provisions of this Agreement.

8

10.12

The Employee acknowledges that he has read and fully understand this Agreement and he acknowledges and agrees that the Company has given him the opportunity to seek, and has recommended that he obtain, independent legal advice with respect to the subject matter of this Agreement.  Further, the Employee hereby represents and warrants to the Company that he has sought independent legal advice or waives such advice.

10.13

This Agreement may be executed in counterpart, each of which, when so executed, will be deemed to be an original copy hereof and thereof, and all such counterparts together will constitute but one single agreement.  Each party may deliver a counterpart signature page by facsimile transmission.

IN WITNESS WHEREOF the parties have signed this Agreement to be effective from the date and year first above written.

EDGETECH SERVICES INC.

Per:______________________________

SIGNED, SEALED and DELIVERED by Tae-Ho Kim in the presence of:

__________________________________

Name:
Tae-Ho Kim

Address:
39 Parish Bay

St. Andrews, Manitoba, R1A 3B2

Occupation:
CEO - Chief Executive Officer

) ) ) ) ) ) ) ) ) ) ) )	/s/ Tae Ho Kim Tae-Ho Kim

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER REQUIRED BY RULE 13A-14(A)/15D-14(A).

I, Xavier Roy, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Edgetech Services Inc.;

2. This filing concerns the period from May 2004 to April 2005. I became the CEO of the Company on June 2 2005. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures  and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially effect, the small business issuer's internal control over the financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: August 13, 2005

/S/ Xavier Roy

Xavier Roy

CEO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-KSB of Edgetech Services Inc. (the "Company") for the year ended April 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Xavier Roy, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The information contained in the Report fairly present, in all material respects, the financial condition and results of operations of the Company.

/s/ Xavier Roy

--------------------

Xavier Roy

Chief Executive Officer

August15, 2005