Form 10QSB
period 2005-09-15
EDGETECH SERVICES INC
filed 2005-09-15
CIK 1088211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2005
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _______________________ to _____________
Commission file number: 000-27397

EDGETECH SERVICES INC. (Exact name of small business issuer in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	98-0204280 (I.R.S. Employer Identification No.)
501 Santa Monica Blvd Suite 601 Santa Monica, CA 90401 (Address of principal executive offices)	M3C 3S2 (Postal Code)
(Issuer's telephone number) (310) 857 - 6666

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

Transitional Small Business Disclosure Format (Check one): Yes ____; No     X

Edgetech Services Inc.

Form 10-QSB

PART I

Item 1 Financial Statements

EDGETECH SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Prepared by management and reviewed by an independent auditor, certified by the Public Company Accounting Oversight Board)

July 31, 2005

George Brenner, CPA

A Professional Corporation

10680 W. PICO BOULEVARD, SUITE 260

LOS ANGELES, CALIFORNIA 90064

310/202-6445 – Fax 310/202-6494

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 Board of Directors

 Edgetech Services, Inc. and Subsidiary

I have reviewed the accompanying balance sheet and the related statements of operations and cash flows of Edgetech Services, Inc. and Subsidiary as of July 31, 2005, and for the three month periods ended July 31, 2005 and 2004. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the Public Company Accounting Oversight Board. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

George Brenner, CPA

Los Angeles, California

September 14, 2005

EDGETECH SERVICES INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

JULY 31, 2005

Assets
Current
Cash	$ 466,614
Accounts Receivable	488,426
Inventory	2,868
Prepaid Expense	8,015
Other Current Asset	10,000
Total Current Assets	975,923

Net Fixed Assets	28,260

Total Assets	1,004,384

-Continued-

EDGETECH SERVICES INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

JULY 31, 2005

LIABLITIES & EQUITY
Current
Line of Credit	$ 133,412
Accounts payable	513,869
Loans payable	70,460
Payroll Liabilities	1,743
Deferred Sales	106,655
Other Current Liabilities	11,887
Total Current Liabilities	838,026

Long Term Liabilities
Long Term Loans	57,934
Due to related parties	383,583
Total Liabilities	1,279,543

Shareholders Deficiency
Authorized
150,000,000 common shares, no par value, assigned value of $0.001
25,000,000 convertible preferred shares with a par value of $0.001
Issued and outstanding

69,994,000 common share issued and outstanding	69,994
25,000,000 preferred shares issued and outstanding	25,000
Additional Paid In Capital	2,691,689
Accumulated other comprehensive loss	(8,514)
Accumulated Deficit	3,053,327
Total	(275,159)

Total Liabilities and Shareholder’s Deficiency	1,004,384

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Month period ended July 31,2005	Three Month period ended July 31,2004
REVENUE
Total Revenue	$ 789,710	$ 458,268
Refunds		39,324
Net Sales	789,710	413,911
COGS	197,188	20,000

GROSS PROFIT	592,522	393,911

EXPENSES
Selling, general and administration	219,646	11,071
Depreciation	668
Other Income	4,113	1,082
Net Income	376,321	$ 383,955
Weighted Average Common Shares Outstanding
Basic	69,993,450	69,993,450
Diluted	476,472,988	69,993,450
Net Income Per Share (Basic)	0.0054	0.0055
Net Income Per Share (Fully Diluted)	0.00079	0.0055

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

THREE MONTH PERIOD ENDED JULY 31, 2005

	Three Month period ended July 31,2005	Three Month period ended July 31,2004
Cash Flows from Operating Activities
Net Income	$ 376,320	$ 383,955
Depreciation	389	589
Change in A/R	(34,696)	30,049
Change in Def Inc	(5,631)	145,162
Change in Other Short-term Assets and Liabilities	(3,376)
Total Cash from Operating Activities	(44,092)	209,333

Cash Flows from Investing Activities
Change in Fixed Assets	(7,018)	(1,948)
Total Cash Flows from Investing Activities	(7,018)	(1,948)

Cash Flows from Financing Activities
Long Term Borrowings	(301,305)	1,373
RE Distributions		(1,943)
Total Cash Flows from Financing Activities	(301,305)	(570)

Beginning Cash	(819,229)	1,797,160
Net Increase/Decrease in Cash	(352,415)	206,815
Ending Cash	466,814	2,003,975

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JULY 31, 2005

DEFINITIONS

Edgetech Services Inc. a Nevada Corporation, herein referred to as “Edgetech”

Edgetech Services Inc. an Ontario Canada Company

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

On June 1, 2005, the Registrant entered into an agreement with the shareholders of Web’s Biggest, Inc., (a California Corporation), Mr. Xavier Roy of Los Angeles, California, USA and Advisors LLC, an Iowa Limited Liability Corporation  (collectively, “Web’s Biggest”) , which will result in the Registrant issuing 25,000,000 preferred shares to 2 shareholders of Web’s Biggest in consideration for 100% of the outstanding capital of Web’s Biggest and $250,000 to be used for general working capital of the registrant.  This transaction has been recorded as a recapitalization of Edgetech Inc.

Each preferred share shall be convertible into 25.3533 common shares of the registrant with all the rights and privileges of the equivalent number of common shares.

When completed, this transaction will result in a change of control of the Registrant with the current shareholders of the registrant owning approximately 10% of the newly combined entity.

For further information on this recapitalization, refer to the 8-K filed on June 2, 2005.

Audited Financial Statements of Web’s Biggest for fiscal years 2003,2004, and 2005 have also been filed.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 2005, may not necessarily be indicative of the results that may be expected for the year ended April 30, 2006.

2.

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

July 31, 2005

2.

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

Foreign currency translation

Edgetech has operations through a Canadian subsidiary whose functional currency is the Canadian dollar. These consolidated financial statements are stated in United States dollars. Assets and liabilities denominated in Canadian dollars are translated to United States dollars using the exchange rate in effect at the date of the financial statements. Revenue and expenses are translated to United States dollars using the average rate of exchange for the respective period.

Exchange gains and losses arising from this translation are excluded from the determination of income and are reported as a foreign currency translation adjustment in stockholders' equity included under “comprehensive gain/loss”.

Accounts receivable

Trade and other accounts receivable are carried at face value less any provisions considered necessary. Accounts receivable primarily includes trade receivables from customers and Goods and Services Tax receivable in Canada.  For the period ended April 30, 2005, reserve balances in our merchant banks was classified as an accounts receivable.  For this period and into the future, these balances will be re-classified as Cash to better reflect the nature of these balances.  Edgetech estimates doubtful accounts on an item-to-item basis and includes over aged accounts as part of allowance for doubtful accounts, which are generally accounts that are ninety-days overdue.  There was no bad debt expense for the periods ended July 31, 2005.

Inventory

Inventory is valued at the lower of cost (calculated on a weighted average basis) and net realizable value.  Inventory consists of computer hardware.

Property and equipment

Property and equipment are recorded at cost, less accumulated depreciation.  For Edgetech Services, an Ontario Canada Company, depreciation is recorded annually on a declining balance basis at the following annual rates:

Office equipment and furniture	20%
Computer equipment	30%

For Web’s Biggest Inc. and subsidiaries, depreciation is recorded annually on a straight-line basis.

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

July 31, 2005

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Impairment of long-lived assets

Long-lived assets and certain identifiable recorded intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell. At July 31, 2005 and 2004, Edgetech does not have any long-lived assets reported on its consolidated balance sheets.

Revenue recognition

Edgetech Services Inc., an Ontario Canada Company has two sources of revenues: IT consulting services and sales of hardware.  Edgetech recognizes revenue when it is realized or realizable and earned.  Edgetech considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the client, the sales price is fixed or determinable, and ability to collect is reasonably assured.   Revenues from IT consulting services only fluctuate from the original arrangements when the customer requires additional services.  Revenues from hardware sales is recognized when the product is shipped to the client and when there are no unfulfilled Company obligations that affect the client’s final acceptance of the arrangement. Edgetech does not have any multiple-element arrangements.

Web’s Biggest Inc. recognizes product revenue at the time it is earned.  The company collects from it’s customers on a quarterly basis and enters this into the Deferred Sales account.  This revenue is then accounted for monthly as the deferred income account is debited.

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

July 31, 2005

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Net income per share

Basic loss per share is computed using the weighted average number of common shares outstanding during the periods.  Diluted income per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including convertible preferred stock outstanding during the period.

Comparative figures

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

3.

DUE TO RELATED PARTIES

July 31, 2005
Due to majority shareholder of Edgetech, non-interest bearing, unsecured, with no specific terms of repayment.	$383,583
Total	$383,583

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

July 31, 2005

4.

CAPITAL STOCK

Common stock

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit Edgetech’s ability to pay dividends on its common stock.  Web’s Biggest (accounting parent) has made distributions since being formed, while Edgetech has not paid dividends since incorporation.  Edgetech’s common stock has no par value.  However, for reporting purposes, Edgetech has assigned a per share amount of $0.001 to common stock.

5.

INCOME TAX

The company has one foreign subsidiary which is not required to pay taxes on profits.  In the event that funds accumulated in the foreign subsidiary are repatriated to the United States, the corporation would be required to pay income tax on the repatriated funds.

6.

RELATED PARTY TRANSACTIONS

During the three-month period ended July 31, 2005, Edgetech entered into the following related party transactions:

a)  Paid $359,305 to majority shareholders to reduce long term loans to related parties to $383,583.

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JULY 31, 2005

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JULY 31, 2005

Total revenues increased from $413,944 in the three-month period ending July 31, 2004 to $789.710 for the three-month period ending July 31, 2005.  This represents an increase of 91%.  This is primarily the result of the recent merger between Edgetech Services Inc and Web’s Biggest Inc.

Prior to the merger, Edgetech was incurring losses.  For the year ended April 30, 2005, Edgetech incurred losses of $1.46 million.  After the merger, and for the July ending quarter, total net profit was $376,321, which included a contribution of $19,086 from Edgetech Services which came in June and July.  This improvement was accomplished by the new Management Team’s reorganization of the IT business in Canada and by reducing costs.  For instance, Selling, General and Administrative Expenses were $1.65 million for Edgetech Services for the year ending April 30 2005.  After the merger on June 2, 2005, the Selling, General and Administrative Costs were $131,438 for the period June 2 to July 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities for the three months ended July 31, 2005 generated adequate cash to meet our operating needs.  As of July 31 we had cash and cash equivalents, totaling $562,000, and we anticipate that this will continue to increase until we find suitable investments or acquisitions.  The increase in cash is the result of the successful operating activities of Web’s Biggest Inc and the turn around of the Edgetech’s IT business.

We expect to continue to generate positive cash flow from operations for the next two fiscal 2006 quarters.  Management believes existing cash, cash equivalents and investments in marketable debt securities, together with any cash generated from operations will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months.  However, we may sell additional equity or debt securities or obtain credit facilities to further enhance our liquidity position and/or finance acquisitions and/or new offering developments, and the sale of additional equity securities could result in additional dilution to our stockholders.

Item 3. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.

Our management evaluated the disclosure controls and procedures of the Company on June 2, 2005, and found them to be operating efficiently and effectively to ensure that information required to be disclosed by our Company under the general rules and regulations promulgated under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified by rules of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our Company is accumulated and communicated to the management of our Company, including its principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b)

Changes in internal controls

There were no unusual or material changes in internal controls that we can detect other than those that are a result of the change in control of Edgetech, which resulted in a change in management, a dismissal of the previous officers, and the replacement of personnel.  The new officers of the company believe that the policies and procedures now in place are a great improvement over the prior management’s policies.

PART II

Item 1. Legal Proceedings.

We are not party to any current or pending legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

There were no changes during the quarter ended July 31, 2005.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On October 11 2004, the Board of Directors and the shareholders voted to increase the authorized shares from 50,000,000 to 150,000,000 which were approved by a majority vote.

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

EDGETECH SERVICES INC.

By:   /s/ Xavier Roy

Xavier Roy, Chairman and CEO

Date: September 14, 2005

By:   /s/ Adam Radly

Adam Radly, CFO

Date: September 14, 2005

Exhibit 31.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

REQUIRED BY RULE 13A - 14(A) OR RULE 15D - 14(A)

I,   Xavier Roy, Chief Executive Officer, certify that:

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

Date:    September 14, 2005                     /s/   Xavier Roy

                                            -----------------------------------

                                            Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

REQUIRED BY RULE 13A - 14(A) OR RULE 15D - 14(A)

I,    Adam Radly, Chief Financial Officer, certify that:

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

Date:     September 14, 2005                     /s/   Adam Radly

                                            -----------------------------------

                                            Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

REQUIRED BY RULE 13A - 14(B) OR RULE 15D - 14(B) AND 18 U.S.C. 1350

In connection with the Quarterly Report of Edgetech Services Inc.

On Form 10-QSB for the period ended January 31, 2005, as filed with the Securities and

Exchange  Commission  on  the date hereof (the "Report" ), I, Xavier Roy, Chief Executive  Officer of  the  Company,  certify, pursuant to 18 U.S.C. Sec. 1350,

that:

       (1) The Report fully complies with the requirements of section 13(a)

or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                       By: /s/ Xavier Roy

                                     -------------------------

                                      Xavier Roy

                                      Chief Executive Officer

                                      September 14, 2005

Exhibit 32.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

REQUIRED BY RULE 13A - 14(B) OR RULE 15D - 14(B) AND 18 U.S.C. 1350

In connection with the Quarterly Report of Edgetech Services Inc.

On Form 10-QSB for the period ended July 31, 2005, as filed with the Securities and

Exchange  Commission  on  the date hereof (the "Report" ), I, Adam Radly, CFO of  the  Company,  certify, pursuant to 18 U.S.C. Sec. 1350, that:

       (1) The Report fully complies with the requirements of section 13(a)

or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the

Company.

                                       By: /s/ Adam Radly

                                      -------------------------

                                      Adam Radly

                                      CFO

                                     September 14, 2005