Form 10QSB
period 2005-12-30
EDGETECH SERVICES INC
filed 2005-12-30
CIK 1088211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _______________________ to _____________

Commission file number _ 000-27397 _______________________________

EDGETECH SERVICES INC. (Exact name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0204280 (I.R.S. Employer Identification No.)
501 Santa Monica Blvd Suite 601 Santa Monica, CA 90401 (Address of principal executive offices)	__________90401____________ (Postal Code)
(Issuer's telephone number) (310) 857 - 6666

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x ] Yes [ ] No

On December 1, 2005, the number of shares outstanding of the issuer’s common stock was 70,288,450

Transitional Small Business Disclosure Format (Check one): Yes ____; No __X_

  © 2005.  EDGAR Online, Inc.

Edgetech Services Inc.

Form 10-QSB

© 2005.  EDGAR Online, Inc.

PART I

Item 1 Financial Statements

George Brenner, CPA

A Professional Corporation

10680 W. PICO BOULEVARD, SUITE 260

LOS ANGELES, CALIFORNIA 90064

310/202-6445 – Fax 310/202-6494

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 Board of Directors

 Edgetech Services, Inc. and Subsidiary

I have reviewed the accompanying balance sheet as of October 31, 2005 and the related statements of income and retained earnings and cash flows for the three months and six months ended October 31, 2005 and October 31, 2004.  These financial statements are the representation of the Company’s management.

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

George Brenner, CPA

Los Angeles, California

December 13, 2005

EDGETECH SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Prepared by management and reviewed by independent, board certified auditor)

© 2005.  EDGAR Online, Inc.

EDGETECH SERVICES INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

OCT 31, 2005

Assets
Current
Cash	$ 459,859
Accounts Receivable	595,291
Inventory	2,949
Total Current Assets	1,058,098

Fixed Assets	13,514
Loan to Related Party	73,259

Total Assets	1,144,871

-Continued-

© 2005.  EDGAR Online, Inc.

EDGETECH SERVICES INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

OCT 31, 2005

LIABLITIES & EQUITY
Current
Line of Credit	$ 166,320
Accounts payable	356,824
Tax Payable	50,051
Deferred Sales	160,076

Total Current Liabilities	733,271

Long Term Liabilities
Loan from Related Party	184,323
Other Loans	104,767

Total Long Term Liabilities	289,090

Total Liabilities	1,022,361

Shareholders Equity/Deficiency

150,000,000 common shares authorized, no par value, assigned value of $0.001
70,288,450 common shares issued and outstanding	70,426
137,500 common shares treasury stock	(4,715)
25,000,000 convertible preferred shares with a par value of $0.001
25,000,000 preferred shares issued and outstanding	25,000
Additional Paid In Capital	2,691,689
Accumulated Deficit	(2,659,889)

Total	122,510

Total Liabilities and Shareholder’s Deficiency	1,144,871

© 2005.  EDGAR Online, Inc.

EDGETECH SERVICES INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Month period ended Oct 31,2005	Three Month period ended Oct 31,2004
REVENUE
Total Revenue	$ 841,876	$ 458,268
Refunds	52,472	39,324
Net Sales	789,404	413,911
COGS	297,722	20,000

GROSS PROFIT	491,682	393,911

EXPENSES
General and Administrative	70,174	11,071
Outsourcing	10,169
Salaries	33,418
Travel & Entertainment	13,754
Loss on Disposal of Equipment	14,938
Total Expenses	142,452

Operating Income	349,230
Interest Income	1,545
Interest Expense	19,320
Other Adjustment	47,916

Net Income	283,538	$ 383,955
Weighted Average Common Shares Outstanding
Basic	70,425,950
Diluted	704,258,450
Net Income Per Share (Fully Diluted)	.00040

© 2005.  EDGAR Online, Inc.

EDGETECH SERVICES INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

SIX MONTH PERIOD ENDED OCTOBER 31, 2005

(Unaudited)

	Six Month period ended Oct 31,2005	Six Month period ended Oct 31,2004
REVENUE
Total Revenue	$1,631,586	$ 916,536
Refunds	52,472	78,648
Net Sales	1,579,114	40,000
COGS	494,910

GROSS PROFIT	1,084,204	797,888

EXPENSES
General and Administrative	424,344	22,142

Net Income	659,860	$ 775,746

Weighted Average Common Shares Outstanding
Basic	70,425,950
Diluted	704,258,450
Net Income Per Share (Fully Diluted)	.00094

The accompanying notes are an integral part of these consolidated financial statements.

© 2005.  EDGAR Online, Inc.

EDGETECH SERVICES INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

THREE MONTH PERIOD ENDED OCTOBER 31, 2005

	Three Month period ended Oct 31,2005	Three Month period ended Oct 31,2004
Cash Flows from Operating Activities
Net Income	$ 659,860	$ 775,746

Change in A/R	(311,853)	(60,098)
Change in Def Inc	47,790	(290,324)
Change in Tax Liabilities	47,121
Change in Line of Credit	(85,542
Change in A/P, misc liabilities	(249,580)
Change in Short Term Asset	10,000
Change in Other Liabilities	11,887
Other changes in Cash Flow from Operating Activities	14,522
Total Cash from Operating Activities	156,902	425,324

Cash Flows from Investing Activities
Change in Fixed
Assets
Total Cash Flows from Investing Activities	7,920

Cash Flows from Financing Activities
Change in Notes to Related Parties	(501,087)
Changes in Notes to Investors	(23,105)
Total Cash Flows from Financing Activities	(524,192)

Beginning Cash	(819,228)	1,797,160

Net Increase/Decrease in Cash	(359,370)	425,324
Ending Cash	459,859	2,222,484

The accompanying notes are an integral part of these consolidated financial statements.

© 2005.  EDGAR Online, Inc.

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

OCT 31, 2005

DEFINITIONS

Edgetech Services Inc., a Nevada Corporation, herein referred to as “Edgetech”

Edgetech Services Inc., an Ontario Canada Company

1.

HISTORY AND ORGANIZATION OF THE COMPANY

Edgetech Services Inc. (“Edgetech”) was incorporated under the laws of Nevada on May 16, 1997, as Newsgurus.com, Inc. and changed its name to Secure Enterprise Solutions Inc. on January 10, 2002, and then to Edgetech Services Inc. Edgetech is in the business of providing information technology (“IT”) security consulting services, and during fiscal 2004, began to sell security hardware. Edgetech operated from offices in Toronto, Canada.

On June 1, 2005, the Registrant entered into an agreement with the shareholders of Web’s Biggest, Inc., (a California Corporation), Mr. Xavier Roy of Los Angeles, California, and Advisors LLC, an Iowa Limited Liability Corporation  (collectively, “Web’s Biggest”) which would  result in the Registrant issuing 25,000,000 convertible preferred shares to the shareholders of Web’s Biggest in consideration for 100% of the outstanding capital of Web’s Biggest and a $250,000 loan to be used for general working capital of the Registrant. This transaction has been recorded as a recapitalization of Edgetech Services, Inc.

Each convertible preferred share is convertible into 25.3533 common shares of the Registrant with all the rights and privileges of the equivalent number of common shares prior and post conversion.

When completed, this transaction  resulted in a change of control of the Registrant and the current shareholders of the registrant owning approximately 10% of the newly combined entity.

For further information about this recapitalization, refer to the Form 8-K filed with the Securities and Exchange Commission on June 2, 2005.Audited financial statements of Web’s Biggest for fiscal years 2003, 2004, and 2005 were also filed in this Form 8-K.

Following the acquisition of Web’s Biggest, Inc. by Edgetech, Web’s Biggest shareholders became the controlling shareholders of Edgetech. As a result, the financial information provided for the 2004 fiscal year for the purpose of comparison with the 2005 fiscal year only includes financial information relating to Web’s Biggest, Inc.

During the two previous quarters, management has conducted a restructuring of the IT Services and IT Hardware Sales businesses of the Company that existed prior to the merger with Web’s Biggest, Inc. in an attempt to reduce expenditures and increase profitability. As a result of the restructuring, the IT Hardware Sales business has been closed and all employees terminated due to a persistent lack of profitability. The IT Services business has been maintained, however, personnel has been reduced to one employee and six consultants. The Canadian offices have been closed. The Company is negotiating settlements with various creditors of the closed IT Hardware Sales business. The continuing IT Services business is now profitable.

In a duly organized meeting of the Board of Directors of the Company on Wednesday, November 23, 2005, Mr. Xavier Roy resigned as Chairman, President, CEO and Director of the Company. Adam Radly, formerly the General Manager of Web’s Biggest, was appointed Director,  CEO and President.  Paul Aunger has been appointed Director, Secretary and Treasurer. Mr. Radly and Mr. Aunger hold all Director and Officer positions of the Company and all of its subsidiaries. Mr. Roy no longer holds any Director or Officer positions of the Company or any of its subsidiaries.

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

 © 2005.  EDGAR Online, Inc.

2.

SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies adopted by Edgetech are as follows:

Principles of consolidation

These consolidated financial statements include the accounts of Edgetech Services Inc., a Nevada Corporation and its wholly-owned subsidiaries.  Significant inter-company transactions have been eliminated upon consolidation.  These companies include “Edgetech Services Inc., an Ontario Canada company”, “Edgetech Services LLC, an Iowa company”, “Web’s Biggest Inc., a California corporation”, and “Directories LLC, an Iowa limited liability company.”

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the year.  Actual results could differ from these estimates. Estimates are used when accounting for items and matters such as allowance for uncollectible accounts receivable, inventory obsolescence, and amortization.  For our Web’s Biggest subsidiary, we have estimated deferred income in the past.  We recently developed a more accurate way of measuring deferred income and, as a result, made an adjustment this quarter.  The result was an increase in deferred income and a decrease in sales for the quarter of $47,916.

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

 © 2005.  EDGAR Online, Inc.

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

Revenue recognition

Edgetech Services Inc., an Ontario Canada Company, has two sources of revenues: IT consulting services and sales of hardware.  Edgetech recognizes revenue when it is realized or realizable and earned.  Edgetech considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the client, the sales price is fixed or determinable, and ability to collect is reasonably assured.   Revenues from IT consulting services only fluctuate from the original arrangements when the customer requires additional services.  Revenues from hardware sales is recognized when the product is shipped to the client and when there are no unfulfilled Company obligations that affect the client’s final acceptance of the arrangement. Edgetech does not have any multiple-element arrangements.

Web’s Biggest Inc. recognizes product revenue at the time it is earned.  The company collects from its customers on a quarterly basis and enters this into the Deferred Sales account.  This revenue is then accounted for monthly as the deferred income account is debited.

 © 2005.  EDGAR Online, Inc.

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Oct 31, 2005

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

3.

DUE TO/FROM RELATED PARTIES

Oct 31, 2005
Due from entity owned by President and CEO Adam Radly	$ 73,259

Due to Paul Aunger, non-interest bearing, unsecured, with no specific terms of repayment.	184,323

Other related party information:

Currently the management of Web’s Biggest Inc. operates from the offices of Evolution3 , a company in which Adam Radly, CEO, has an interest.  The cost of lease is divided among both companies.

 © 2005.  EDGAR Online, Inc.

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

During the quarter covered by this report, Edgetech repurchased 137,500 shares of its common stock. These shares are accounted for as treasury shares, and an entry of ($4,715) has been made to shareholders equity to account for the amounts spent to repurchase these shares. Before these repurchases, there were 70,425,950 common shares issued and outstanding. The repurchased shares have not been retired; however, the corporate law of the State of Nevada (Edgetech’s state of incorporation) provides that treasury shares may not be counted as outstanding for any reason. Consequently, the amount of the Company’s common shares issued and outstanding has been reduced by 137,500 to stand at 70,288,450.

5.

INCOME TAX

Most of the company’s profits are derived from one foreign subsidiary which is not required to pay taxes on profits.  In the event that funds accumulated in the foreign subsidiary are repatriated to the United States, the corporation would be required to pay income tax on the repatriated funds.

6.

RELATED PARTY TRANSACTIONS

During the three-month period ended October 31, 2005, Edgetech paid $199,260 to majority shareholders to reduce long term loans to related parties to $184,323.

7.

CONTINGENCIES

In October 2005, Edgetech was sued by Greenfield Commercial Credit (“Greenfield”), its financing company, in Ontario, Canada. Greenfield alleged that Edgetech had breached a receivables factoring agreement with Greenfield. Edgetech has answered the lawsuit and filed a counterclaim for breach of contract against Greenfield. Greenfield’s claim seeks monetary damages of approximately C$230,000.

At this point of the litigation, Management is unable to determine the financial effects of the Greenfield lawsuit and Edgetech’s counterclaim. Consequently, Edgetech has not recorded a contingency item for this litigation. As the litigation proceeds, however, it may be appropriate to set aside a contingency for potential losses or gains from this litigation in subsequent quarters.

 © 2005.  EDGAR Online, Inc.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2005

Total revenues increased from $413,911 in the three-month period ending October 31, 2004 to $789,404 for the three-month period ending October 31, 2005.  This represents an increase of 91%.  This is primarily the result of the recent merger between Edgetech Services Inc. and Web’s Biggest Inc.

Prior to Edgetech’s merger with Web’s Biggest, Edgetech was incurring losses.  For the year ended April 30, 2005, Edgetech incurred losses of $1,488,720.  For the year ended April 30, 2004, Edgetech lost $1,187,944.

For the first quarter after the merger with Web’s Biggest (quarter ended July 31, 2005), total net profit was $376,321, which included a contribution of $19,086 from Edgetech Services which came in June and July.  This improvement was accomplished by the new Management Team’s reorganization of the IT business in Canada and by reducing costs.   Selling, General and Administrative Expenses were $1.65 million for Edgetech Services for the year ending April 30, 2005.  After the merger on June 2, 2005, the Selling, General and Administrative Costs were $131,438 for the period June 2 to July 31, 2005.

In order to further costs, we closed our Toronto office in September 2005. The Toronto office housed our IT Hardware Sales business. All employees at the Toronto office were terminated. We decide to close the Toronto office due to a persistent lack of profitability. The Company is negotiating settlements with various creditors of the closed IT Hardware Sales business.

The IT Services business has been maintained; however, personnel has been reduced to one employee and six consultants. The continuing IT Services business is now profitable.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities for the three months ended October 31, 2005, generated adequate cash to meet our operating needs.  As of October 31, 2005, we had cash and cash equivalents totaling $459,859.  The increase in cash is the result of the successful operating activities of Web’s Biggest, Inc. and the turnaround of the Edgetech IT business.

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

Our current management team, composed of Adam Radly and Paul Aunger, have elected not to be paid any salaries or fees since the Web’s Biggest merger in order to preserve the Company’s cash reserves and maximize the Company’s profitability. However, Messrs. Radly and Aunger may elect to receive salaries or fees in the future.

 © 2005.  EDGAR Online, Inc.

Item 3. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.

Our management evaluated the disclosure controls and procedures of the Company, and found them to be operating efficiently and effectively to ensure that information required to be disclosed by our Company under the general rules and regulations promulgated under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified by rules of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our Company is accumulated and communicated to the management of our Company, including its principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b)

Changes in internal controls

There were no unusual or material changes in internal controls that we can detect other than those that are a result of the change in control of Edgetech, which resulted in a change in management, a dismissal of the previous officers, and the replacement of personnel.  The new officers of the company have implemented enhanced  policies and procedures  since the merger with Web’s Biggest, Inc..

PART II

Item 1. Legal Proceedings.

Edgetech Services Inc. is currently a party to one legal proceeding.

In October 2005, we were sued by our financing company, Greenfield Commercial Credit (“Greenfield”), in Ontario, Canada. Greenfield alleged that Edgetech had breached a receivables factoring agreement with Greenfield.

After the end of the quarter covered by this report, the Company’s Chairman and Chief Executive Officer, Xavier Roy, resigned. The Company is currently negotiating several issues with Mr. Roy, which, if not resolved, might lead to litigation by or against the Company. The Company is unable to determine the financial impact of these issues.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 8, 2005 to September 30, 2005	137,500	$0.0343	137,500	19,862,500 shares
October 1, 2005 to October 31, 2005	0	N/A	0	19,862,500 shares

TOTAL	137,500		137,500	19,862,500 shares

On June 1, 2005, Edgetech announced a share buyback plan to purchase up to 20 million of its outstanding common shares. On September 8, 2005, Edgetech started to implement its share buyback program by acquiring stock on the open market. Edgetech will continue its buyback program in the future at management discretion.  In the most recent quarter, management purchased 137,300 shares on the open market.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On October 11, 2004, the Board of Directors held its annual meeting at the Company’s headquarters in Santa Monica, California. At the meeting, various matters were submitted to shareholders for approval through a proxy solicitation.

Following are the results of all matters voted upon at the annual meeting:

PROPOSAL	Number of votes FOR the proposal	Number of votes AGAINST the proposal

Election of Xavier Roy as Director	636,892,412	0
Election of Shawn Manesh as Director	636,995,012	53,000
Ratification of George Brenner, CPA as the Company’s Principal Accountant	636,949,587	175,725
Approval of Discretionary Authority to Edgetech’s Board of Directors to Approve Acquisitions	636,798,412	196,200
Amendment of the Company’s Articles Of Incorporation to Increase the Authorized Number of Shares of the Company’s Common Stock from 150,000,000 to 3,000,0000,000 Shares	635,541,233	1,532,379
Approval to Authorize 50,000,000 Shares of Common Stock for Employee Stock Option Program	635,784,211	1,227,101
Approval of New Class B Preferred Shares and Authorization of 10,000,000 Class B Preferred Shares with a Conversion Ratio of 1 To 100 into Common Stock	635,678,171	1,388,141
Approval of Management Compensation Giving Incentive For Acquisitions: Approval For Each of the Three Members of the Management Team to Receive 1,000,000 of Non-Restricted Preferred B Stock Options for Each Acquisition with More Than $40 Million in Sales or More Than $10 Million in EBITDA	635,587,183	1,417,929
Approval of Management Compensation Giving Incentive for Acquisitions of Profitable Companies: Approval for Each of the Three Members of the Management Team to Receive the Equivalent of 5% of the Purchase Price in Non-Restricted Preferred B Stock Option For Each Acquisition with Less Than $40 Million in Sales	635,670,446	1,335,564
Approval of Discretionary Authority to Edgetech’s Board of Directors to Amend Edgetech’s Amended and Restated Certificate Of Incorporation To Effectuate a Reverse Stock Split of Edgetech’s Common Stock at a Ratio Within The Range From One-For-Five To One-For-Two Hundred At Any Time Prior To April 1, 2007	635,576,446	1,424,266

 © 2005.  EDGAR Online, Inc.

Item 6. Exhibits

(A) Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a - 14(a) or Rule 15d - 14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a - 14(a) or Rule 15d - 14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a - 14(b) or Rule 15d - 14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a - 14(b) or Rule 15d - 14(b) and 18 U.S.C. 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGETECH SERVICES INC.

By:   /s/ Adam Radly

Adam Radly, President & CEO

Date: December __, 2005

By:   /s/ Paul Aunger

Paul Aunger, Treasurer -

Date: December __, 2005

© 2005.  EDGAR Online, Inc.

Exhibit 31.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

REQUIRED BY RULE 13A - 14(A) OR RULE 15D - 14(A)

I, Adam Radly, Chief Executive Officer, certify that:

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

Date:    December __, 2005                     /s/   Adam Radly

                                                                   -----------------------------------

                                                                  Chief Executive Officer

© 2005.  EDGAR Online, Inc.

Exhibit 31.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

REQUIRED BY RULE 13A - 14(A) OR RULE 15D - 14(A)

I, Paul Aunger, Chief Financial Officer, certify that:

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

Date:     December __, 2005                     /s/   Paul Aunger

                                                                    -------------------------------------
                                                                    TREASURER

© 2005.  EDGAR Online, Inc.

Exhibit 32.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

REQUIRED BY RULE 13A - 14(B) OR RULE 15D - 14(B) AND 18 U.S.C. 1350

In connection with the Quarterly Report of Edgetech Services Inc.

On Form 10-QSB for the period ended January 31, 2005, as filed with the Securities and

Exchange  Commission  on  the date hereof (the "Report" ), I, Adam Radly, Chief Executive  Officer of  the  Company,  certify, pursuant to 18 U.S.C. Sec. 1350,

that:

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

                                       By: /s/ Adam Radly

                                     -------------------------

                                      Adam Radly

                                      Chief Executive Officer

                                      December __, 2005

© 2005.  EDGAR Online, Inc.

Exhibit 32.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

REQUIRED BY RULE 13A - 14(B) OR RULE 15D - 14(B) AND 18 U.S.C. 1350

In connection with the Quarterly Report of Edgetech Services Inc.

On Form 10-QSB for the period ended July 31, 2005, as filed with the Securities and

Exchange  Commission  on  the date hereof (the "Report" ), I, Paul Aunger, TREASURER of  the  Company,  certify, pursuant to 18 U.S.C. Sec. 1350, that:

       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the

Company.

                                       By: /s/ Paul Aunger

                                      -------------------------

                                      Paul Aunger

                                      TREASURER

                                     December __, 2005

  © 2005.  EDGAR Online, Inc.