Form 10QSB
period 2006-01-31
EDGETECH SERVICES INC
filed 2006-03-23
CIK 1088211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _______________________ to _____________
Commission file number 000-27397

EDGETECH SERVICES INC. (Exact name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0204280 (I.R.S. Employer Identification No.)
501 Santa Monica Blvd Suite 601 Santa Monica, CA 90401 (Address of principal executive offices)
__________ 90401 ____________ (Postal Code)
(Issuer's telephone number) (310) 857 - 6666

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x ] Yes [ ] No

On February 1, 2006, the number of shares outstanding of the issuer’s common stock was 70,288,450

Transitional Small Business Disclosure Format (Check one): Yes ____; No __X_

Edgetech Services Inc.

Form 10-QSB

PART I

Item 1 Financial Statements

George Brenner, CPA

A Professional Corporation

10680 W. PICO BOULEVARD, SUITE 260

LOS ANGELES, CALIFORNIA 90064

310/202-6445 – Fax 310/202-6494

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Edgetech Services, Inc. and Subsidiary

I have reviewed the accompanying balance sheet as of January 31, 2006 and the related statements of income and retained earnings and cash flows for the six months and nine months ended January 31, 2006 and January 31, 2005.  These financial statements are the representation of the Company’s management.

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

January 31, 2006

EDGETECH SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Prepared by management and reviewed by independent, board certified auditor)

EDGETECH SERVICES INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

JAN 31, 2006

Assets
Current
Cash	$ 518,798
Accounts Receivable	480,888
Inventory	3,510
Total Current Assets	1,003,196
Encumbered Cash (Lock Box)	385,208
Fixed Assets	17,311
Loan to Related Party	73,259

Total Assets	1,478,973

-Continued-

EDGETECH SERVICES INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

JAN 31, 2006

LIABLITIES & EQUITY

Current
Accounts payable	$434,033
Sales Tax Payable	83,061
Deferred Sales	180,081
Total Current Liabilities	697,175
Long Term Liabilities
Line of Credit Pledged by Lock Box	198,000
Loan from Related Party	184,323
Other Loans	92,186
Total Long Term Liabilities	474,508
Total Liabilities	1,171,683
Shareholders Equity/Deficiency
150,000,000 common shares authorized, no par value, assigned value of $0.001
70,288,450 common shares issued and outstanding	70,426
137,500 common shares treasury stock	(4,715)
25,000,000 convertible preferred shares with a par value of $0.001
25,000,000 preferred shares issued and outstanding	25,000
Additional Paid In Capital	2,691,689
Accumulated Deficit	(2,475,210)
Total	307,290
Total Liabilities and Shareholder’s Deficiency	1,478,974

EDGETECH SERVICES INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Month period ended January 31,2006	Three Month period ended January 31,2005
REVENUE
Total Revenue	$ 660,664	$ 730,806
Refunds	55,681	0
Net Sales	624,983	730,806
COGS	238,543	312,116

GROSS PROFIT	386,440	418,690
EXPENSES
General and Administrative	143,834	265,384
Outsourcing	2,275	298,024
Salaries	32,323
Travel & Entertainment	3,976

Total Expenses	202,408	563,408

Operating Income (Loss)	184,031	(144,718)
Interest Income	1,270
Interest Expense	622	6,112

Other Adjustment	0	0

Net Income (Loss)	184,679	$ (150,830)
Weighted Average Common Shares Outstanding
Basic	70,288,450	41,802,894
Diluted	704,259,950	41,802,894
Net Income Per Share (Fully Diluted)	.0003	(0.01)

EDGETECH SERVICES INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTH PERIOD ENDED JANUARY 31, 2006

(Unaudited)

	Nine Month period ended January 31,2006	Nine Month period ended January 31,2005
REVENUE
Total Revenue	$ 2,292,250	$ 1,575,261
Refunds	108,153
Net Sales	2,184,097	1,575,261
COGS	733,453	419,320
GROSS PROFIT	1,450,644	1,155,941
EXPENSES
General and Administrative	626,104	1,903,574
Net Income (Loss)	$ 824,540	$ (747,633)
Weighted Average Common Shares Outstanding
Basic	70,288,450	40,718,948
Diluted	704,259,950	40,718,948
Net Income (Loss) Per Share (Fully Diluted)	.0012	(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

THREE MONTH PERIOD ENDED JANUARY 31, 2006

	Three Month period ended Jan 31,2006	Three Month period ended Jan 31,2005
Cash Flows from Operating Activities
Net Income (Loss)	$ 184,679	$ (747,633)
Change in A/R	114,403	(102,493)
Change in Def Inc	20,005
Change in Tax Liabilities	33,010
Change in Line of Credit	(166,320)	0
Change in A/P, Misc liabilities	77,209	256,927
Change in Short Term Asset	(385,769)	(54,168)

Change in Other Liabilities	198,000	0
Other changes in Cash Flow from Operating Activities		(620,488)
Total Cash from Operating Activities	75,217	(567,230)
Cash Flows from Investing Activities	100	234,455
Change in Fixed Assets	(3,797)	4,103

Total Cash Flows from Investing Activities	(3,697)	238,558
Cash Flows from Financing Activities	0	238,558
Change in Notes to Related Parties	0	(13,116)
Changes in Notes to Investors	(12,581)	0
Total Cash Flows from Financing Activities	(12,581)	(13,116)
Effect of exchange rate changes on cash and cash equivalents	0	26,975
Beginning Cash	459,859	143,967
Net Increase/Decrease in Cash	58,939	(341,788)
Ending Cash	518,798	(48)

The accompanying notes are an integral part of these consolidated financial statements.

Ó 2005.  EDGAR Online, Inc.

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JAN 31, 2006

DEFINITIONS

Edgetech Services Inc., a Nevada Corporation, herein referred to as “Edgetech”

Edgetech Services Inc., an Ontario Canada Company

1.  HISTORY AND ORGANIZATION OF THE COMPANY

Edgetech Services Inc. (“Edgetech”) was incorporated under the laws of Nevada on May 16, 1997, as Newsgurus.com, Inc. and changed its name to Secure Enterprise Solutions Inc. on January 10, 2002, and then to Edgetech Services Inc. Edgetech was is in the business of providing information technology (“IT”) security consulting services, and during fiscal 2004, began to sell security hardware. Edgetech operated from offices in Toronto, Canada.

On June 1, 2005, the Registrant entered into an agreement with the shareholders of Web’s Biggest, Inc., (a California Corporation), Mr. Xavier Roy of Los Angeles, California, and Advisors LLC, an Iowa Limited Liability Corporation  (collectively, “Web’s Biggest”) which would result in the Registrant issuing 25,000,000 convertible preferred shares to the shareholders of Web’s Biggest in consideration for 100% of the outstanding capital of Web’s Biggest and $250,000 be used for general working capital of the Registrant. This transaction has been recorded as a recapitalization of Edgetech Services, Inc.

Each convertible preferred share is convertible into 25.3533 common shares of the Registrant with all the rights and privileges of the equivalent number of common shares prior and post conversion.

When completed, this transaction resulted in a change of control of the Registrant and the pre merger shareholders of the registrant owning approximately 10% of the newly combined entity.

For further information about this recapitalization, refer to the Form 8-K filed with the Securities and Exchange Commission on June 2, 2005.Audited financial statements of Web’s Biggest for fiscal years 2003, 2004, and 2005 were also filed in this Form 8-K.

Following the acquisition of Web’s Biggest, Inc. by Edgetech, the Web’s Biggest, Inc. shareholders became the controlling shareholders of Edgetech. As a result, the financial information provided for the 2006 fiscal year for the purpose of comparison with the 2005 fiscal year only includes financial information relating to Edgetech Services, Inc.

Prior to the merger Edgetech had an IT hardware reseller business and an IT consulting business (both headquartered in an office on Toronto). At the time of the merger Web’s Biggest, Inc. invested $250,000 into the two IT businesses that existed in Edgetech prior to the merger. These funds were invested in an attempt to assist this business to remain viable and avoid closure due to unsustainable losses. While this investment enabled the business to pay some creditors the management of this business unit was unable to restructure this business into a viable business and the $250,000 invested by Web’s Biggest could not be recovered. As a result, the new management of Edgetech chose not invest additional funds into this business and decided to close the Toronto office, close the IT hardware reseller business and restructure and maintain the IT consulting business. The Company is negotiating settlements with various creditors of the closed IT hardware reseller business. The continuing IT consulting business is now profitable and located in the Santa Monica office.

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

Ó 2005.  EDGAR Online, Inc.

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

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the year.  Actual results could differ from these estimates. Estimates are used when accounting for items and matters such as allowance for uncollectible accounts receivable, inventory obsolescence, and amortization.  For our Web’s Biggest subsidiary, we have estimated deferred income in the past.  We recently developed a more accurate way of measuring deferred income and, as a result, made an adjustment in the 2nd quarter.  The result was an increase in deferred income and a decrease in sales for the 2nd quarter of $47,916.

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

Accounts receivable

Trade and other accounts receivable are carried at face value less any provisions considered necessary. Accounts receivable primarily includes trade receivables from customers and Goods and Services Tax receivable in Canada.  For the period ended April 30, 2005, reserve balances in our merchant banks was classified as an accounts receivable.  Reserve balances with our merchant banks are classified as cash. Edgetech estimates doubtful accounts on an item-to-item basis and includes over aged accounts as part of allowance for doubtful accounts, which are generally accounts that are ninety-days overdue.  There was no bad debt expense for the periods ended January  31, 2006.

Inventory

Inventory is valued at the lower of cost (calculated on a weighted average basis) and net realizable value.  Inventory consists of computer hardware.

Ó 2005.  EDGAR Online, Inc.

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

Impairment of long-lived assets

Long-lived assets and certain identifiable recorded intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell. At January 31, 2006 and 2005, Edgetech does not have any long-lived assets reported on its consolidated balance sheets.

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

Ó 2005.  EDGAR Online, Inc.

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Jan 31, 2006

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

Jan 31, 2006
Due from entity owned by President and CEO Adam Radly	$ 73,259
Due to Paul Aunger, non-interest bearing, unsecured, with no specific terms of repayment.	184,323

Other related party information:

Currently the management of Web’s Biggest Inc. operates from the offices of Evolution3 , a company in which Adam Radly, CEO, has an interest.  The cost of lease is divided among both companies.

Ó 2005.  EDGAR Online, Inc.

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Jan 31, 2006

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

During the quarter covered by this report, Edgetech did not repurchase any shares of its common stock. Repurchases in prior periods are accounted for as treasury shares, and an entry of ($4,715) was made to shareholders equity to account for the amounts spent to repurchase these shares. Before these repurchases, there were 70,425,950 common shares issued and outstanding. The repurchased shares have not been retired; however, the corporate law of the State of Nevada (Edgetech’s state of incorporation) provides that treasury shares may not be counted as outstanding for any reason. Consequently, the amount of the Company’s common shares issued and outstanding has been reduced by 137,500 and is 70,288,450.

5.  INCOME TAX

Most of the company’s profits are derived from one foreign subsidiary which is not required to pay taxes on profits.  In the event that funds accumulated in the foreign subsidiary are repatriated to the United States, the corporation would be required to pay income tax on the repatriated funds.

6.  RELATED PARTY TRANSACTIONS

During the three-month period ended January 31, 2006, there was no related party transactions.

7.  CONTINGENCIES

In October 2005, Edgetech was sued by Greenfield Commercial Credit (“Greenfield”), its financing company, in Ontario, Canada. Greenfield alleged that Edgetech had breached a receivables factoring agreement with Greenfield. Greenfield’s claim seeks monetary damages of approximately C$230,000. During the three months ended January 31, 2006, Edgetech obtained a court order to freeze the lockbox controlled by Greenfield until a ruling is made on the amounts due to Greenfield and Edgetech. As of January 31, 2006, $385,208 was held in the lockbox by Royal Bank of Canada. These funds have been segregated on the Balance Sheet as a non-current asset “Encumbered Cash – Lockbox”. The Line of Credit due to Greenfield, $198,000 according to Edgetech calculations, has been segregated as a non-current liability and is denominated on the Balance Sheet as “Line of credit pledged by lockbox”.

Other than the balance sheet items noted above management is unable to determine the financial effects of the Greenfield lawsuit. As the litigation proceeds, however, it may be appropriate to set aside a contingency for potential additional losses from this litigation in subsequent quarters.

During October 2005 Edgetech began a restructuring of the Edgetech Services Canadian IT operation, and the Canadian offices were closed. The Canadian IT operations are being managed from the Edgetech offices in Santa Monica while Edgetech continues the restructuring of the IT operations. During the restructuring, the Canadian IT consultants are continuing to service the Edgetech Canada contracts and are being paid by Edgetech. The lease payments on the Canadian offices and office equipment have been accrued through January 31, 2006 while management negotiates settlements with lessors and  creditors.

Ó 2005.  EDGAR Online, Inc.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JANUARY 31, 2006

Total revenues for the quarter decreased from $730,806 in the three-month period ending January 31, 2005 to $660,664 for the three-month period ending January 31, 2006.  This is primarily the result of the recent merger between Edgetech Services Inc. and Web’s Biggest Inc. and the subsequent closing of the Edgetech IT hardware reseller business which had been generating losses. While the closure of this business unit has contributed to a reduction in revenue of 9.5% (when combined with the Web’s Biggest business), it has also contributed to an increase in Net Income for the same period of 222% (when combined with the Web’s Biggest business).

Selling, general and administrative expenses were reduced from $265,384 for the three months ending January 31, 2005 to $143,834 for the same period in 2006. Total expenses decreased from $563,408 for the three months ending January 31, 2005 to $202,408 for the same period in 2006. Many of the reductions in expenses resulted from the closure of our Toronto office in September 2005. The Toronto office housed our IT hardware reseller business. All employees at the Toronto office were terminated at this time. We decide to close the Toronto office due to a persistent lack of profitability. The Company is negotiating settlements with various creditors of the closed IT hardware reseller business.

Prior to Edgetech’s merger with Web’s Biggest, Edgetech was incurring losses.  For the fiscal year ended April 2005 (and prior to the merger with Web’s Biggest, Inc. in June 2, 2005) the Company generated revenue of  $2,053,789 and incurred losses for the same period of $1,488,720. Since the merger the new management has closed and restructured certain business units that were generating losses and terminated the previous management. Since the merger the new management has reported three consecutive quarters of profitability.

The IT Services business has been maintained, however, personnel has been reduced to one employee and three consultants. The continuing IT Services business is now profitable.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities for the three months ended January 31, 2006, generated adequate cash to meet our operating needs.  As of January 31, 2006, we had cash and cash equivalents totaling $518,798, and accounts receivable of $480,888. The increase in cash is the result of the successful operating activities of Web’s Biggest, Inc. and the turnaround of the Edgetech IT business.

Management believes existing cash, cash equivalents and investments in marketable debt securities, together with any cash generated from operations will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months.  However, we may sell additional equity or debt securities or obtain credit facilities to further enhance our liquidity position and/or finance acquisitions, and the sale of additional equity securities could result in additional dilution to our stockholders.

Our current management team, composed of Adam Radly and Paul Aunger, have elected not to be paid any salaries or fees since the Web’s Biggest merger in order to preserve the Company’s cash reserves and maximize the Company’s profitability. However, Messrs. Radly and Aunger may elect to receive salaries or fees in the future.

Ó 2005.  EDGAR Online, Inc.

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

PART II

Item 1. Legal Proceedings.

Edgetech Services Inc. is currently a party to two legal proceedings.

In October 2005, we were sued by our financing company, Greenfield Commercial Credit (“Greenfield”), in Ontario, Canada. Greenfield alleged that Edgetech had breached a receivables factoring agreement with Greenfield. Our Form 10-Q for the period ended October 31, 2005 discusses the Greenfield lawsuit. Greenfield has obtained a court order to freeze the lockbox account into which Edgetech receivables are deposited until a final accounting is made.

Our Form 10-Q for the period ended October 31, 2005, also mentioned our ongoing discussions with Xavier Roy, our former Chairman and CEO. Since the date of that filing, the Company has resolved all issues involving Mr. Xavier Roy.

However, the Company has a pending claim from Mr. Charles Roy (the son of the former CEO, Mr. Xavier Roy). At approximately the same time as Mr. Xavier Roy resigned as CEO, the Company discovered that Xavier Roy had executed a Consulting Contract that committed the Company to pay Mr. Charles Roy $4,500 per month for 24 months. The contract also states that the Company must pay a minimum of $108,000 in the event that Mr. Charles Roy is terminated. The Company is currently negotiating this matter with Mr. Charles Roy. If this matter is not resolved it may lead to litigation by or against the Company. The Company is unable to determine the financial impact of these issues.

Following the merger between Edgetech Services, Inc. and Web’s Biggest, Inc. the Company conducted a detailed analysis of the Edgetech IT business that had been managed by Tae Ho Kim (Chairman of the Company prior to the merger) and Sang Ho Kim (CEO of the Company prior to the merger). The Company and its legal counsel have been conducting an investigation into various actions regarding the corporate governance of the Company under the management of Mr. Tae Ho Kim and Sang Ho Kim (“the Kims”). These actions include the use of Company resources for personal activities and the issue of 25 million common shares of the Company to themselves (representing approximately 36% of the total outstanding common stock of the Company at the time). While there is currently no litigation between the Company and the Kims, the current investigation by the Company may result in legal action taken by the Company against the Kims relating to these activities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Management of the Company believes that the Company should grow through acquisitions. As a result, Management is currently assessing various acquisition candidates in the Internet and information technology industry. Two of the companies currently being assessed by the Company have net income in excess of $1 million and the Company is currently negotiating with these companies, however, there is no assurance that the Company will be able to successfully negotiate an acquisition with another company or raise sufficient capital to fund the acquisition. Even if such an acquisition is negotiated, the final result will depend on due diligence, financing, and regulatory and shareholder approvals, none of which are assured. In the event that the Company chooses to raise capital to fund an acquisition, the issue of new stock may significantly dilute shareholders. Shareholders and potential investors are therefore cautioned to rely only on Edgetech’s current financial condition and business operations without regard to the possibility of an acquisition.

Ó 2005.  EDGAR Online, Inc.

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

EDGETECH SERVICES INC.

By:   /s/ Adam Radly

Adam Radly, President & CEO

Date: March 22, 2006

By:   /s/ Paul Aunger

Paul Aunger, Treasurer -

Date:  March 22, 2006

Ó 2005.  EDGAR Online, Inc.

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

Date:   March 22, 2006                         /s/    Adam Radly

                                                                 -----------------------------------
                                                                 Chief Executive Officer

Ó 2005.  EDGAR Online, Inc.

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

Date:     : March 22, 2006                      /s/    Paul Aunger

                                                                   -------------------------------------

                                                                   TREASURER

Ó 2005.  EDGAR Online, Inc.

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

                                     March 22, 2006

Ó 2005.  EDGAR Online, Inc.

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

                                    March 22, 2006

  Ó 2005.  EDGAR Online, Inc.