Form 10KSB
period 2006-04-30
EDGETECH SERVICES INC
filed 2006-08-15
CIK 1088211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[x ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2006 ____________________________________

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
2980 S. Rainbow Blvd. #220H Las Vegas, NV 89146 (Address of principal executive offices)
__________ 89146____________ (Postal Code)
(Issuer's telephone number) (310) 857 - 6666

On May 1, 2006, the number of shares outstanding of the issuer’s common stock was 70,288,450

Common Stock, Par Value $0.001 Per Share
Preferred Stock, Par Value $0.001 Per Share

   Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $2,999,753

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 70,288,450

DOCUMENTS INCORPORATED BY REFERENCE

The Merger Agreement is incorporated by reference to Exhibit 1 of the Form 8-K filed by Edgetech on June 2, 2005.

The historic financial statements of Web's Biggest are contained in and incorporated by reference to Exhibit 1 to the Amended Form 8-K filed by Edgetech on August 12, 2005.

The information regarding the change in the Company’s principal accountant contained the Form 8-K filed by the Company on September 14, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ____; No __X__

Edgetech Services Inc.

Form 10-KSB

TABLE OF CONTENTS

	PART I	Page
Item 1.	Description of Business
Item 2.	Description of Property
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Management’s Discussion and Analysis or Plan of Operations
Item 7.	Financial Statements
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Item 8A.	Controls and Procedures

PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons;
Item 10.	Executive Compensation.
Item 11.	Security Ownership of Certain Beneficial Owners and Management
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits
Item 14.	Principal Accountant Fees and Services

PART I

Item 1 Description of Business

Edgetech Services Inc. (“Edgetech” or the “Company”) is a corporation incorporated under the laws of the State of Nevada. Edgetech was originally incorporated on May 16, 1997, as Annex Business Resources, Inc. We have not undergone any bankruptcy, receivership or similar proceedings.

We changed our name to NewsGurus.com, Inc, which later changed to SETP or Secure Enterprise Solutions Inc. On December 2, 2002, we changed our name to Edgetech Services Inc. following our acquisition of Edgetech Services Inc. on May 22, 2002. As part of the acquisition, we acquired all of the issued and outstanding capital stock of EdgeTech Services Inc., a private company incorporated under the laws of Ontario, Canada (“Edgetech Canada”). Edgetech Canada remains a wholly-owned subsidiary of the Company. In this acquisition, we issued 16,005,000 common shares to the former shareholders of EdgeTech Services Inc, and payments of $66,000.

On June 1, 2005, Edgetech acquired Web’s Biggest, Inc., a California corporation (“Web’s Biggest”). Web’s Biggest owns and operates the world’s largest Wiki-based search engine. Web’s Biggest has one of the largest collections of websites in its database and rivals that of major

Internet search engine companies. It is available in 230 countries and in 70 different languages.

Edgetech’s principal products and services are the Web’s Biggest search engine and SponsorAnything.com, which brings together people and companies seeking sponsorship with companies looking for sponsorship opportunities. The Company’s Internet businesses are not dependent on any one customer and have thousands of customers worldwide that pay for search engine placement and sponsorship opportunities.

In addition, Edgetech Canada provides IT consulting services to International Business Machines, Inc (“IBM”). At the present time, IBM is Edgetech Canada’s only customer.

Status of new products or services

During the 2006 fiscal year, the Company launched SponorAnything.com. This business is small in comparison to the Company’s overall business, however, it was profitable during the 2006 fiscal year.

Competitive business conditions

The Web’s Biggest business competes with thousands of search engines and directories and generally operates within a highly competitive environment. Many of its competitors have resources that far exceed those of Web’s Biggest.

The Edgetech IT consulting business is highly competitive and many competitors have many competitive advantages over Edgetech that would enable them to win business when competing with Edgetech.

Employees

The number of full time employees at the end of the 2006 fiscal year was two (2).

Item 2. Description of Property.

Edgetech does not own any property. Edgetech does not have a policy with respect to investments in real estate or interests in real estate, real estate mortgages, or securities of or interests in primarily engaged in real estate activities.

Item 3. Legal Proceedings

In October 2005, we were sued by our financing company, Greenfield Commercial Credit (“Greenfield”), in Ontario, Canada. Greenfield alleged that Edgetech had breached a receivables factoring agreement with Greenfield. Our Form 10-Q for the period ended October 31, 2005 discusses the Greenfield lawsuit. This matter was settled with Greenfield on April 4, 2006 after the Company paid C$274,553 to Greenfield in full settlement of monies owed under the line of credit provided by Greenfield.

Our Form 10-Q for the period ended October 31, 2005, also mentioned our ongoing discussions with Xavier Roy, our former Chairman and CEO. Since the date of that filing, the Company has resolved all issues involving Mr. Xavier Roy.

Thee Company has a pending claim from Mr. Charles Roy (the son of the former CEO, Mr. Xavier Roy). At approximately the same time as Mr. Xavier Roy resigned as CEO, the Company discovered that Xavier Roy had executed a Consulting Contract that committed the Company to pay Mr. Charles Roy $4,500 per month for 24 months. The contract also states that the Company must pay a minimum of $108,000 in the event that Mr. Charles Roy is terminated. Mr. Charles Roy has filed suit against the Company and the Company has answered the lawsuit. The lawsuit was filed in the Superior Court of the State of California for the County of Los Angeles and seeks monetary damages of $90,000. The Company is challenging the circumstances under which Mr. Charles Roy’s consulting agreement was executed. The Company is also considering filing a cross-claim against Xavier Roy alleging breach of fiduciary duty and indemnification for any potential liability to Charles Roy. The Company is currently negotiating this matter with Mr. Charles Roy and is unable to determine the financial impact of this matter.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders through solicitation or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company’s common stock is traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “EDGH.” Our CUSIP No. is 28027N 10 9.

The following table lists the high and low closing sales prices for each quarter on the OTCBB for our common shares for the past two fiscal years. The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Date

High

Low

April 30, 2006

0.02

0.01

January 31, 2006

0.03

0.01

October 31, 2005

0.06

0.03

July 31, 2005

0.06

0.01

April 30, 2005

0.06

0.02

January 30, 2005

0.08

0.04

October 31, 2004

0.14

0.05

July 31, 2004

0.17

0.10

April 30, 2004

0.19

0.13

There are no restrictions that limit our ability to pay dividends on our common stock.  We have not declared any dividends since incorporation and we do not anticipate doing so in the foreseeable future.  Our present policy is to retain future earnings for use in our operations and expansion of our business.

The following table describes the equity compensation available to our management.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	450,000,000 (1)
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	450,000,000 (1)

(1)

Includes 2,000,000 non-restricted Class B preferred shares authorized to be issued for each acquisition with more than $40 million in sales or $10 million in EBITDA and 2,000,000 non-restricted Class B preferred shares authorized to be issued for each acquisition with less than $40 million in sales. Each Class B preferred share is convertible into common stock at the rate of 1 to 100.

Edgetech has not sold any securities within the past three years without registering the securities under the Securities Act.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operation contains "forward looking statements." Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although our management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be materially different from the expectations expressed in this Annual Report. The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1.

RESULTS OF OPERATIONS FOR THE TWELVE MONTH PERIOD ENDED APRIL 30, 2006

During the twelve month period ending April 2006, the Company has increased revenue. Total revenues (net sales) for the year increased from $1,739,882for the twelve month period ending April 2005 to $2,652,942 for the twelve-month period ending April 30, 2006.  This is primarily the result of the merger between Edgetech Services Inc. and Web’s Biggest Inc.

During the twelve month period ending April 2006, the Company increased selling, general and administrative expenses. Selling, general and administrative expenses were increased from $15,563 for the twelve months ending April 30, 2005 to $978,193 for the same period in 2006. This is primarily the result of the merger between Edgetech Services Inc. and Web’s Biggest Inc. and the additional costs associated with the Edgetech IT hardware reseller business which had been generating losses.

During the twelve month period ending April 2006, the Company increased total expenses. Total expenses increased from $15,563 for the twelve months ending April, 2005 to $ 995,976  for the same period in 2006. This is primarily the result of the merger between Edgetech Services Inc. and Web’s Biggest Inc. and the additional costs associated with the Edgetech IT hardware reseller business which had been generating losses.

During the twelve month period ending April 2006, the Company’s net income has reduced.  Prior to Edgetech’s merger with Web’s Biggest, Edgetech was incurring losses.  For the fiscal year ended April 2005 (and prior to the merger with Web’s Biggest, Inc. in June 2, 2005) the Company generated revenue of $2,053,789 and incurred losses for the same period of $1,488,720. Since the merger the new management has closed and restructured certain business units that were generating losses and terminated the previous management. Net income for of the twelve month period ending April 30, 2005 for Web’s Biggest was $1,546,592 and reduced to $692,933 for the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities for the twelve months ended April 30, 2006, generated adequate cash to meet our operating needs.  As of April 30, 2006, we had cash and cash equivalents totaling $379,600, and accounts receivable of $546,766 compared to $542,297 and $244,389 respectively as at April 30, 2005.

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

Our current management team, composed of Mr. Adam Radly and Mr. Paul Aunger, have elected not to be paid any salaries or fees since the Web’s Biggest merger in order to preserve the Company’s cash reserves and maximize the Company’s profitability. However, Messrs. Radly and Aunger may elect to receive salaries or fees in the future.

OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 7. Financial Statements

George Brenner, CPA

A Professional Corporation

10680 W. PICO BOULEVARD, SUITE 260

LOS ANGELES, CALIFORNIA 90064

310/202-6445 – Fax 310/202-6494

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Edgetech Services, Inc. and Subsidiaries

I have audited the accompanying consolidated balance sheets of Edgetech Services, Inc. and subsidiaries (the Company) as of April 30, 2006, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year then ended.

These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2006, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The financial statements for the Company for the year ended April 30, 2005 were audited by other auditors whose report (attached) dated August 7, 2005 expressed an unqualified opinion on these statements.

George Brenner, CPA

Los Angeles, California

August 14, 2006

AUG-15-2006 09:11 FROM: TO:18664677940 P.2

DAVID B. LANTER, CPA, P.A.
130 SW 91ST AVENUE
SUITE 304
PLANTATION, FL 33324
(954) 557-0534

AUDITOR'S REPORT

TO THE BOARD OF DIRECTORS
WEB'S BIGGEST, INC.

We have audited the accompanying balance sheet of Web's Biggest, Ltd. as of April 30, 2003, 2004, and 2005, and the related statements of revenues and expenses, changes in retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Web's Biggest, Ltd. as of April 30, 2003, 2004, and 2005 and the results of its operation and its cash flow for the period then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

DAVID B. LANTER, CPA

August 7, 2005

EDGETECH SERVICES INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 30

	2006	2005

ASSETS

Current
Cash	$ 379,600	$ 542,297
Accounts receivable (Net of Allowance for Doubtful of $35,000)	546,766	244,389

Loans to Related Parties	73,259	0
Total current assets	999,625	786,686

Property and equipment - net	16,661	6,184

Total assets	$ 1,016,286	$ 792,870

-Continued-

EDGETECH SERVICES INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 30,

	2006	2005

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current
Accounts payable and accrued liabilities	$ 537,117	$ -
Taxes payable	52,496	-
Deferred Income	157,622	112,286

Total current liabilities	747,235	112,286

Notes Payable - Shareholder	104,210	682,993
Due to Related Parties	44,248	0
Total liabilities	895,693	795,279
Commitments
Shareholders' equity
Authorized common 150,000,000 shares Issued and outstanding 70,288,450 Convertible Preferred stock	70,288
Authorized 25,000,000 shares , par value $0.001
Issued and outstanding 25,000,000 shares	25,000	0

Treasury stock, 137,500 shares of common	(4,715)	0
Additional paid-in capital	(665,381)	0
Accumulated other comprehensive income	4,877
Retained Earnings (deficit)	690,524	(2,409)

Total shareholders' equity (deficit)	120,593	(2,409)

Total liabilities deficiency in assets and shareholders' equity	$ 1,016,286	$ 792,870

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

YEAR ENDED APRIL 30,

	2006	2005
REVENUE
Gross Sales	$ 2,884,318	$ 1,823,334
Less: Refunds	(231,376)	(83,452)
NET SALES	2,652,942	1,739,882

COST OF SALES	954,397	185,615

GROSS PROFIT (LOSS)	1,698,545	1,554,267

OPERATING EXPENSES
Selling, general and administration	978,193	15,563
Loss on Disposal of Equipment	17,783	0
TOTAL OPERATING EXPENSE	995,976	15,563

PROFIT FROM OPERATIONS	702,569	1,538,704

OTHER INCOME (EXPENSE)
Other Income	16,645	7,888
Interest expense	(26,282)	0

NET INCOME BEFORE INCOME TAX	692,933	1,546,592

Provision for income taxes	-	-

NET INCOME	$ 692,933	$ 1,546,592

Cumulative translation adjustment	4,877	0

COMPREHENSIVE INCOME	$ 697,810	$ 1,546,592
Basic and diluted net profit per share	$.001	$.0024

Weighted average number of shares outstanding (basic and diluted)	698,142,579	633,832,500

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

	Capital Stock			Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income	Retained Earnings (Deficit)	Total

Balance at April 30, 2005	-	$ -	$ -	$ -	$1,287,857	$1,287,857

Net Income for the year	-	-	-	-	1,546,592	1,546,592

Distribution	-	-	-	-	(2,836,858)	(2,836,858)

Balance at April 30, 2005					(2,409)	(2,409)

Acquisition of Edgetech Services; Preferred shares: Common shares:	25,000,000 70,288,450	25,000 70,288	(665,381)			(640,381) 70,288

Purchase of Treasury Shares		(4,715)				(4,715)

Translation adjustment				4,877		4,877
Net Profit for the year	-	-	-	-	692,933	692,933

Balance at April 30, 2006	*	$ 90,573	$(665,381)	$4,877	$ 690,524	$ 120,593

*

•

Convertible Preferred Stock converting into 25.3533 common shares per preferred share

•

Common shares 70,288,450

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED APRIL 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit	$ 692,933	$ 1,546,592
Adjustments to reconcile net loss net cash used in operating activities:
Depreciation	0	2,445

Changes in assets and liabilities:
Accounts receivable	(366,114)	(124,195)
Deferred Income	45,336	(732,210)
Accounts payable and accrued liabilities	29,518	0
Taxes payable	58,616	0

Net cash provided by operating activities	460,289	692,632

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (Repayments) to shareholders	(578,783)	682,993
Borrowings (Repayments) from related parties	44,248	0
Distributions to owners	0	(2,836,858)
Net cash provided by financing activities	(534,535)	(2,153,865)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(10,477)	(445)
Due from related party	(73,259)	0
Purchase of Treasury Stock	(4,715)	0

Net cash used in investing activities	(88,451)	(445)

(Decrease) increase in cash	(162,697)	(1,461,678)

Cash, beginning of year	542,297	2,003,975

Cash, end of year	$ 379,600	$ 542,297
Income taxes paid	0	0
Interest paid	26,282	0
Non-monetary transaction – acquisition of Edgetech Services Inc. – 25,000,000 shares of convertible preferred stock ($570,093)

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

April 30, 2006 and 2005.

NOTE  1 - HISTORY AND ORGANIZATION OF THE COMPANY

Prior to June 2005 Web's Biggest Inc had developed and operates an internet search engine that has collections of websites in its database and uses a "Wiki" based search engine which is software that allows web users to collectively author web documents using their browser and without downloading any software to their computer.

On June 1, 2005, Web’s Biggest Inc., a California corporation, entered into an agreement with the shareholders of Edgetech Services Inc. (Edgetech), Mr. Xavier Roy of Los Angeles, California, and Advisors LLC, an Iowa Limited Liability Corporation  (collectively, “Web’s Biggest”) which would result in the Registrant issuing 25,000,000 convertible preferred shares to the shareholders of Web’s Biggest in consideration for 100% of the outstanding capital of Web’s Biggest and $250,000 be used for general working capital of the Registrant. This transaction has been recorded as a wholly-owned acquisition by Web’s Biggest Inc.

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

Following the acquisition of Edgetech , the Web’s Biggest, Inc. shareholders became the controlling shareholders of Edgetech. As a result, the financial information provided for the 2005 fiscal year only includes financial information relating to Web’s Biggest, Inc. This is because the transaction was treated as a reverse merger.

Prior to the acquisition Edgetech had an IT hardware reseller business and an IT consulting business (both headquartered in an office on Toronto). At the time of the acquisition, Web’s Biggest, Inc. invested $250,000 into the two IT businesses that existed in Edgetech. These funds were invested in an attempt to assist this business to remain viable and avoid closure due to unsustainable losses. While this investment enabled the business to pay some creditors, the management of this business unit was unable to restructure this business into a viable business and the $250,000 invested by Web’s Biggest could not be recovered. As a result, the management of Web’s Biggest Inc. chose not to invest additional funds into this business and decided to close the Toronto office, close the IT hardware reseller business and restructure and maintain the IT consulting business. The Company is negotiating settlements with various creditors of the closed IT hardware reseller business.

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

On June 1, 2005, Edgetech Services, Inc. acquired all of the outstanding common stock of Web's Biggest, Inc.  For accounting purposes, the acquisition has been treated as a recapitalization of Web's Biggest with Web's Biggest as the acquirer (reverse acquisition).  The historical financial statements prior to June 1, 2005, are those of Web's Biggest.  Proforma information giving effect to the acquisition, as if the acquisition took place May 1, 2005, is as follows.

	As Reported	Edgetech Services, Inc May 1 to May 31, 2005	Pro Forma Earnings May 1 through April 30, 2006
NET REVENUE	2,652,942	115,435	2768377

COST OF SALES	954,397	200,338	1154735

GROSS PROFIT (LOSS)	1,698,545	(84,903)	1613642

OPERATING EXPENSE	995,976	5,141	1,001,117

PROFIT FROM OPERATIONS (LOSS)	702,569	(90,044)	612,525

OTHER INCOME (EXPENSE)	9,636	0	9,636

NET INCOME BEFORE INCOME TAX	692,933	(90,044)	602,889

PROVISION FOR INCOME TAX	-	-	-

NET INCOME (LOSS)	$ 692,933	$ (90,044)	$ 602,889

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies adopted by Web’s Biggest are as follows:

Principles of consolidation

These consolidated financial statements include the accounts of Web’s Biggest Inc. and its wholly-owned subsidiary, Web’s Biggest Limited and Edgetech Services, (Nevada) and its wholly owned subsidiary Edgetech Service, Inc. (Ontario).  Significant inter-company transactions have been eliminated upon consolidation.

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the year.  Actual results could differ from these estimates. Estimates are used when accounting for items and matters such as allowance for uncollectible accounts receivable, inventory obsolescence, and amortization. All of management’s estimates have been reviewed for reasonableness.

Foreign currency translation

The business operations of the subsidiary Edgetech Services (Ontario) are substantially transacted in Ontario and thus the functional currency is the Canadian dollar. These consolidated financial statements are stated in United States dollars. Assets and liabilities denominated in Canadian dollars are translated to United States dollars using the exchange rate in effect at the date of the financial statements. Revenue and expenses are translated to United States dollars using the average rate of exchange for the respective period.

Accounts receivable

Trade and other accounts receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily include trade receivables from customers in Canada and cash held in reserve by merchant processing companies for Web’s Biggest..  The Company estimates doubtful accounts on an item-to-item basis and includes over-aged accounts which are deemed uncollectible as part of allowance for doubtful accounts.

Property and equipment

Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization is provided principally on the straight-line basis method over the estimated useful lives of the assets.  When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are credited or charged to operations.

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

Revenue recognition

The Company has two sources of revenues: IT consulting services (from its wholly-owned subsidiary Edgetech Services (Ontario)) and subscription sales of its search engine (Web’s Biggest). IT consulting revenue is recognized when it is realized or realizable and earned.  Edgetech considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the client, the sales price is fixed or determinable, and collectibility is reasonably assured.   Revenues from IT consulting services only fluctuate from the original arrangements when the customer requires additional services.  Web’s Biggest recognizes revenue from its search engine at the time it is earned.  The company collects from some customers on a quarterly basis and from others on a monthly basis and enters this into the Deferred Income account.  Revenue is then accounted for monthly as the Deferred Income account is debited.

Income Taxes

Web’s Biggest is an offshore corporation domiciled in the Bahamas and therefore is only liable pay US taxes when funds a repatriated, therefore no taxation liability or provision was made for 2006 as it applies to Web’s Biggest.

Edgetech Services, Inc. was not profitable in fiscal 2006 and consequently no provision for income taxes is required.

Net income per share

Basic income per share is computed using the weighted average number of common shares outstanding during the periods.  Diluted income per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including convertible preferred stock outstanding during the period.

Convertible Preferred Stock converts into 25.3533 common shares per preferred share.

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

In December 2004, FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" ("SFAS No. 153") which amends Accounting Principles Board Opinion No. 29, "Accounting for Non-monetary Transactions" to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of computer equipment, and as of April 30, 2006 and 2005, is summarized as follows:

Year

Asset Type

Cost

Accum Depreciation

Net Book Value

2005

Computer Equipment

$ 11,783

$ 5,599

$ 6,184

2006

Computer Equipment

$ 25,414

$ 8,753

$ 16,661

NOTE 4 - CURRENT LIABILITIES

Deferred Income represents unearned income from subscribers who are billed and pay on a quarterly basis yet the income is earned monthly.

NOTE 5 - LONG-TERM DEBT AND DUE TO FROM RELATED PARTIES

At April 30, 2005, Notes Payable to Shareholders totaled $682,993 and is comprised of income earned by the Limited Liability Companies. During FY2006 $534,535 was repaid to LLC members. $148,458 remains as a Due to related party liability.

DUE TO/FROM RELATED PARTIES:

April 30, 2006
Due from entity associated with the CEO & President	$ 73,259
Due to an entities associated with related parties	148,819

Other related party information:

During the fiscal year the management of Web’s Biggest Inc. operated from the offices of an entity associated with the CEO.  The cost of lease is divided among both companies.

NOTE 6 - CONCENTRATIONS

Major Customers

The Company’s IT Consulting business has concentrations with respect to the volume of business conducted with several major customers in Canada. For the year ended April 30, 2006, the Company made sales of $ 617,093 and $ 317,362 to two customers which were in excess of 10% of total sales for 2006.  For the year ended April 30, 2005, the Company made sales of $552,062, $428,090 and $270,927 to three customers which were in excess of 10% of total sales for 2005.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.  The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in Canada amongst a small number of customers.  At April 30, 2006, two customers totaling $446,677 and $112,468 accounted for total accounts receivable greater than 10%.  At April 30, 2005, three customers totaling $159,723, $112,763, and $54,406 accounted for total accounts receivable greater than 10%. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.  The Company's major receivables are with high quality, large corporations.

NOTE  7 - FINANCIAL INSTRUMENTS

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

NOTE 8 - CAPITAL STOCK

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

NOTE 9 - COMMITMENTS

The Company’s Canadian subsidiary Edgetech Services has entered into operating lease agreements for its premises and certain computer equipment.  The annual lease commitments under these leases were as follows:

2006	$ 67,307
2007	55,660
2008	39,794
2009	14,760

$ 177,521

When the Edgetech Services Canadian offices were closed, the Company returned all leased equipment and defaulted on it’s leases. Monthly lease commitments have been accrued but not paid. The company is negotiating settlements with these lessors.

Rent expense for the year ended April 30, 2006 was $86,295  (2005 - $60,274).

NOTE 10 - FINANCIAL INSTRUMENTS

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

NOTE 11 – SEGMENT INFORMATION

The Company has two reportable segments, one providing IT solutions and services, and one providing listing and subscription services on its internet search engine “Web’s Biggest”.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance.  The Company evaluates performance based on several factors, of which the primary financial measures are Net Sales, Gross Profit, Operating Income, and Income Before Income Tax. For FY ended April 30, 2006 the two segments had the following comparisons in US $’s:

Segment

Edgetech Services

Web’s Biggest

Net Sales

$1,218,150

$1,434,792

Less Cost of Sales

823,487

130,910

Gross Profit

394,663

1,303,882

Less Operating Expense

814,520

181,456

Operating Income

(419,857)

1,122,426

Net Interest Expense & Other

(23,609)

13,973

Net Income (Loss) Before Income Taxes

$(443,466)

$1,136,399

=====

======

SUBSEQUENT EVENTS

None.

LEGAL PROCEEDINGS

In October 2005, we were sued by our financing company, Greenfield Commercial Credit (“Greenfield”), in Ontario, Canada. Greenfield alleged that Edgetech had breached a receivables factoring agreement with Greenfield. Our Form 10-Q for the period ended October 31, 2005 discusses the Greenfield lawsuit. This matter was settled with Greenfield on April 4, 2006 after the Company paid C$274,553 to Greenfield in full settlement of monies owed under the line of credit provided by Greenfield.

Our Form 10-Q for the period ended October 31, 2005, also mentioned our ongoing discussions with Xavier Roy, our former Chairman and CEO. Since the date of that filing, the Company has resolved all issues involving Mr. Xavier Roy.

Thee Company has a pending claim from Mr. Charles Roy (the son of the former CEO, Mr. Xavier Roy). At approximately the same time as Mr. Xavier Roy resigned as CEO, the Company discovered that Xavier Roy had executed a Consulting Contract that committed the Company to pay Mr. Charles Roy $4,500 per month for 24 months. The contract also states that the Company must pay a minimum of $108,000 in the event that Mr. Charles Roy is terminated. Mr. Charles Roy has filed suit against the Company and the Company has answered the lawsuit. The lawsuit was filed in the Superior Court of the State of California for the County of Los Angeles and seeks monetary damages of $90,000. The Company is challenging the circumstances under which Mr. Charles Roy’s consulting agreement was executed. The Company is also considering filing a cross-claim against Xavier Roy alleging breach of fiduciary duty and indemnification for any potential liability to Charles Roy. The Company is currently negotiating this matter with Mr. Charles Roy and is unable to determine the financial impact of this matter.

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

(b)

Changes in internal controls.

There were no significant changes in the internal controls of our Company since the date of the evaluation of our Company's controls or other factors that could significantly affect our Company's internal controls during the year ended April 30, 2006, and to the date of filing this annual report.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

The auditor for the Company for the fiscal year ended April 2005 was Dohan & Company. Following the merger between Edgetech and Web’s Biggest on June 1, 2006, management terminated Dohan & Company and appointed George Brenner, CPA as the new auditor for the Company. There were no disagreements with the previous auditor. More information about this change is contained in the Form 8-K filed by the Company on September 14, 2005, which is incorporated by reference.

Item 8A. Controls and Procedures

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

(b)

Changes in internal controls

There were no unusual or material changes in internal control over financial reporting that we can detect other than those that are a result of the change in control of Edgetech, which resulted in a change in management, a dismissal of the previous officers, and the replacement of personnel.  These internal controls over financial reporting include processes designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

3.

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

The misuse of company assets by the management prior to the merger with Web's Biggest and the execution of the consulting contract for Charles Roy by Mr. Xavier Roy uncovered weaknesses in the Company's internal controls that management believes it has remedied.

PART 111

Item 1.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Our directors and executive officers as of the date of this Report are as follows:

Name	Age	Position
Adam Radly	37	Chief Executive Officer, President
Paul Aunger	47	Treasurer, Secretary, Director

Adam Radly, President, Chief Executive Officer and Chairman

Mr. Radly became Chief Financial Officer of Edgetech after the merger with Web’s Biggest. He had held the position of General Manager with Web’s Biggest prior to the merger. Mr. Radly became the Company’s Chief Executive Officer on November 22, 2005.

Mr. Radly was the founder and CEO of Isis Communications. While Adam was CEO he increased Isis’ revenue from zero to $22 million, completed an IPO for Isis raising approximately $40 million, completed eight acquisitions, and raised an additional $30 million from U.S. institutional investors in a secondary offering. Isis later merged with AAV. Adam is also the founder of XSIQ, a leading provider of K-12 education software and SponsorAnything.com, a leading sponsorship website (an Edgetech business).

Paul Aunger, Treasurer and Secretary

Mr. Aunger is the founder of Web’s Biggest and remained at Edgetech after the merger. He became a director and the Company’s Treasurer and Secretary on November 22, 2005.

Prior to founding Web’s Biggest, Paul founded News Canada Inc. in 1981. He was President of News Canada until it merged with MDC Communications Corporation in 1997. News Canada is one of Canada’s largest public relations organizations. Clients included General Motors, Ford, IBM, DuPont, Procter & Gamble, Sears, Kodak, General Mills, Heinz and Walt Disney. During the 16 years Paul was President, News Canada’s earnings before income tax (EBIT) averaged 37 percent and profits grew by an average of 18 percent per year

The full Board of Directors fulfills the role of the Audit Committee. We do not have an Audit Committee financial expert. The Board believes that due to Edgetech’s small size, an audit committee is unnecessary and would impose high costs in comparison to the potential benefits.

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

We have reviewed these filings, and it appears that the Form 3, Initial Statement of Beneficial Ownership of Securities, filed by Advisors LLC on July 11, 2005, was filed late. The form is dated June 2, 2005, but it was not transmitted to the SEC until July 11, 2005. This is the only filing by Advisors LLC that was late.

We do not have a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We have not adopted such a code of ethics because we have determined that such a code would be an unnecessary and bureaucratic practice given the small size of the Company's management.

Item 10 Executive Compensation.

The Company’s Chief Executive Officer, Adam Radly, and Chief Financial Officer, Paul Aunger, have not received cash compensation or stock awards of any kind in the fiscal year covered by this report. The Company has no other officers.

  Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of August 12, 2006 by: each person known by us to beneficially own 5% or more of our outstanding common stock; each of our directors; each of the Named Executive Officers; and all of our directors and Named Executive Officers as a group.

In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or debentures held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of August 12, 2006 are deemed outstanding.

Percentage of beneficial ownership is based upon 70,288,450 shares of common stock and 25 million preferred shares outstanding at August 12, 2006. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Adam Radly - CEO c/o Edgetech Services Inc.	9,000 Common Stock, $0.001 Par Value	0.01%
Paul Aunger - Treasurer c/o Edgetech Services Inc.	16,666,666 Convertible Preferred Stock	90.00%

Advisors LLC c/o Edgetech Services Inc	16,666,666 Convertible Preferred Stock	90.00%
All Directors as a Group	16,666,666 Convertible Preferred Stock	90.00%
Tae Ho Kim	13,679,769 Common Stock, $0.001 Par Value	19.46%

The following table describes the equity compensation available to our management.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	450,000,000 (1)
Equity compensation plans not approved by security holders	-0-	-0-	450,000,000 (1)
Total	-0-	-0-	450,000,000 (1)

Item 12. Certain Relationships and Related Transactions.

Not applicable.

Item 13. Exhibits

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

Date: August 12, 2006

By:   /s/ Paul Aunger

Paul Aunger, Treasurer -

Date:  August 12, 2006

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

Date:   August 12, 2006   /s/    Adam Radly

                                                                 -----------------------------------

                                                                 Chief Executive Officer

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

REQUIRED BY RULE 13A - 14(A) OR RULE 15D - 14(A)

I, Paul Aunger, Treasurer, certify that:

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

Date:     : August  12, 2006                      /s/    Paul Aunger

                                                                   -------------------------------------

                                                                   TREASURER

Ó 2005.  EDGAR Online, Inc.

Exhibit 32.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

REQUIRED BY RULE 13A - 14(B) OR RULE 15D - 14(B) AND 18 U.S.C. 1350

In connection with the Annual Report of Edgetech Services Inc. on Form 10-KSB for the period ended April 30, 2006, as filed with the Securities and Exchange  Commission  on  the date hereof (the "Report" ), I, Adam Radly, Chief Executive  Officer of  the  Company,  certify, pursuant to 18 U.S.C. Sec. 1350, that:

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

                                     August 12, 2006

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

REQUIRED BY RULE 13A - 14(B) OR RULE 15D - 14(B) AND 18 U.S.C. 1350

In connection with the Annual Report of Edgetech Services Inc. on Form 10K-SB for the period ended April 30, 2006, as filed with the Securities and Exchange  Commission  on  the date hereof (the "Report" ), I, Paul Aunger, Treasurer of  the  Company,  certify, pursuant to 18 U.S.C. Sec. 1350, that:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the

Company.

                                      By: /s/ Paul Aunger

                                     -------------------------

                                     Paul Aunger

                                     Treasurer

                                    August 12, 2006

Item 14. Principal Accountant Fees and Services

For the current fiscal year, audit and audit related fees were $_____, including $_____ estimated for current year audit.

AUDIT FEES

We estimate aggregate fees of $____________ for this year's audit of our financial statements.  Last year, we were billed $_____________ for our year-end audit.

AUDIT-RELATED FEES

We estimate aggregate fees of $___________ for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements.  For Fiscal Year 2005, these fees were $____________.

TAX FEES

We were billed aggregate fees of $__________ for tax compliance, tax advice, and tax planning by our principal accountant for this fiscal year. Last fiscal year, these fees were $_________.

ALL OTHER FEES

This year, we were billed $________ for products and services provided by our principal accountant not otherwise disclosed above, Last year, we were billed $_______ for these products and services.

None of the above fees were subject to audit committee pre-approval requirements.

End of Filing