Form 10QSB
period 2006-07-31
EDGETECH SERVICES INC
filed 2006-09-14
CIK 1088211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _______________________ to _____________
Commission file number 000-27397

EDGETECH SERVICES INC. (Exact name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0204280 (I.R.S. Employer Identification No.)
2980 S. Rainbow Blvd. #220H Las Vegas, NV 89146 (Address of principal executive offices)
89146 (Postal Code)
(Issuer's telephone number) (310) 857 - 6666

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x ] Yes [ ] No

On July 31, 2006, the number of shares outstanding of the issuer’s common stock was 70,288,450

Transitional Small Business Disclosure Format (Check one): Yes ____; No __X_

Edgetech Services Inc.

Form 10-QSB

TABLE OF CONTENTS

PART I
Item 1.	Financial Statements
Item 2	Management's Discussion and Analysis or Plan of Operations
Item 3.	Controls and Procedures
PART II
Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
.

PART I

Item 1 Financial Statements

George Brenner, CPA
A Professional Corporation
10680 W. PICO BOULEVARD, SUITE 260
LOS ANGELES, CALIFORNIA 90064
310/202-6445 – Fax 310/202-6494

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Edgetech Services, Inc. and Subsidiaries

I have reviewed the consolidated balance sheet of Edgetech Services, Inc. and Subsidiaries (the Company) as of July 31, 2006, and the related consolidated statements of operations and comprehensive loss, and cash flows for the three months ended July 31, 2006 and 2005. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

George Brenner

George Brenner, CPA
Los Angeles, California

September 14, 2006

EDGETECH SERVICES INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

JULY 31, 2006

TOTAL

ASSETS
Cash	398,327
Accounts receivable	849,959
Loans to related parties	73,259

Total current assets	1,321,545

Property and equipment, net	16,661

TOTAL ASSETS	1,338,206

LIABILITIES
Accounts payable	544,307
Taxes payable	47,110
N/P shareholders	104,210
Loan to related parties	44,248
Deferred income	129,771

TOTAL LIABILITIES	869,646
0
SHAREHOLDERS' EQUITY	0
Common stock	70,288
Preferred stock	25,000
Treasury stock	-4,715
Additional paid in capital	-665,381
Accumulated other comprehensive income	6,110
Retained earnings	1,037,258

TOTAL LIABILITIES & EQUITY	1,338,206

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

THREE MONTHS ENDED JULY 31, 2006

	5/1/06-7/31/06	5/1/05-7/31/05

Sales	620,795	Sales	674,275
Refunds	20,835	Refunds	0

Net sales	599,960	Net sales	674,275

COS	83,875	COS	-3,150

GP	516,085	GP	671,125

GA	135,164	GA	224,787
Outsourcing	34,051	Depreciation	668
Salaries		Salaries
T&E	212	T&E

Total exp	169,427	Total Exp	225,455

Op inc	346,658	Op inc	445,670
Int inc	76	Int inc	4,113
Int ex		Int exp

NI	346,734	NI	449,783

Basic & Diluted	703,983,450	Basic & Diluted	680,644,608

NI/share	0	NI/share	0

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JULY 31, 2006 (UNAUDITED)

	3 mo end 7/31/06	3 mo end 7/31/05

Cash Flows from Operating Activities

Net Income (Loss)	346,734	456,083

Adjustments to reconcile net income; net cash used
in operating activities:

Depreciation		389

Effect of exchange rate changes on cash and cash equivalents	1,233

Changes in assets and liabilities:

Accounts receivable	(303,193)	(498,955)

Deferred income	(27,851)	(5,631)

Tax liabilities	(5,386)	46,980

Line of Credit	-	249,559

Accounts payable, accrued liabilities	7,190	688,404

Other changes in cash flow from Operating activities		(7,621)

Net cash provided by Operating activities	18,727	929,208

Cash flows from financing activities		(1,256,822)

Change in notes to related parties

Changes in notes to investors

Net cash provided by financing activities		(1,256,822)

Cash flows from investing activities

Purchase of property and equipment		(24,801)

Net cash used in Investing activities		(24,801)

Net increase/decrease in cash	18,727	(352,415)

Cash, beginning of year	379,600	819,229

Cash, end of year	398,327	466,814

The accompanying notes are an integral part of these consolidated financial statements.

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JULY 31, 2006

DEFINITIONS

Edgetech Services Inc., a Nevada Corporation, herein referred to as “Edgetech”

Edgetech Services Inc., an Ontario Canada Company

1. BASIS OF PRESENTATION

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

The results for the periods presented are not necessarily indicative of the results for the full year and should be read in conjunction with the audited consolidated financial statements for the year ended April, 2006 included in our Annual report on Form 10K, filed on August 15, 2006. Certain reclassifications were made to conform to the current period presentation.

2.  HISTORY AND ORGANIZATION OF THE COMPANY

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

On June 1, 2005, the Registrant entered into an agreement with the shareholders of Web’s Biggest, Inc., (a California Corporation), Mr. Xavier Roy of Los Angeles, California, and Advisors LLC, an Iowa Limited Liability Corporation  (collectively, “Web’s Biggest”) which would result in the Registrant issuing 25,000,000 convertible preferred shares to the shareholders of Web’s Biggest in consideration for 100% of the outstanding capital of Web’s Biggest and $250,000 be used for general working capital of the Registrant. This transaction has been recorded as a recapitalization of Edgetech Services, Inc. In substance the merger with Web’s Biggest is considered to be a capital transaction rather than a business combination. Consequently the transaction is considered to be a reverse takeover and the accounting treatment will be as if Web’s Biggest, Inc acquired Edgetech Services, Inc. Accordingly, these financial statements are the historical financial statements of Web’s Biggest, Inc.

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

Following the acquisition of Web’s Biggest, Inc. by Edgetech, the Web’s Biggest, Inc. shareholders became the controlling shareholders of Edgetech. As a result, the financial information provided for the 2006 fiscal year for the purpose of comparison with the 2005 fiscal year only includes financial information relating to Edgetech Services, Inc. from June 30 2005.

Prior to the merger Edgetech had an IT hardware reseller business and an IT consulting business (both headquartered in an office on Toronto). At the time of the merger Web’s Biggest, Inc. invested $250,000 into the two IT businesses that existed in Edgetech prior to the merger. These funds were invested in an attempt to assist this business to remain viable and avoid closure due to unsustainable losses. While this investment enabled the business to pay some creditors the management of this business unit was unable to restructure this business into a viable business and the $250,000 invested by Web’s Biggest could not be recovered. As a result, the new management of Edgetech chose not invest additional funds into this business and decided to close the Toronto office, close the IT hardware reseller business and restructure and maintain the IT consulting business. The Company is negotiating settlements with various creditors of the closed IT hardware reseller business. The continuing IT consulting business is now profitable.

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

On June 1, 2005, Edgetech Services, Inc. acquired all of the outstanding common stock of Web's Biggest, Inc.  For accounting purposes, the acquisition has been treated as a recapitalization of Web's Biggest with Web's Biggest as the acquirer (a reverse acquisition).  The historical financial statements prior to June 1, 2005, are those of Web's Biggest.  Pro forma information giving effect to the acquisition, as if the acquisition took place May 1, 2005 (the beginning of Edgetech’s fiscal year), is set forth below.

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

Foreign currency translation

Edgetech has operations in a Canadian subsidiary whose functional currency is the Canadian dollar. These consolidated financial statements are stated in United States dollars. Assets and liabilities denominated in Canadian dollars are translated to United States dollars using the exchange rate in effect at the date of the financial statements. Revenue and expenses are translated to United States dollars using the average rate of exchange for the respective period.

Exchange gains and losses arising from this translation are excluded from the determination of income and are reported as a foreign currency translation adjustment in stockholders' equity included under “comprehensive gain/loss”.

Cash

Our cash is composed for free cash and restricted cash as follows:

Free Cash

$244,174

Restricted Cash

$154,153

Total Cash

$398,327

Accounts receivable

Trade and other accounts receivable are carried at face value less any allowance for doubtful accounts and provisions considered necessary. Accounts receivable primarily includes trade receivables from customers and Goods and Services Tax receivable in Canada.  Edgetech estimates doubtful accounts on an item-to-item basis and includes over aged accounts as part of allowance for doubtful accounts, which are generally accounts that are ninety-days overdue.  The allowance for bad debt expense was increased by $35,000 for the period ending July 31, 2006.

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

Impairment of long-lived assets

Long-lived assets and certain identifiable recorded intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell. At July 31, 2006 and 2005, Edgetech does not have any long-lived assets reported on its consolidated balance sheets.

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

(Unaudited)

July 31, 2006

3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Net income per share

Basic loss per share is computed using the weighted average number of common shares outstanding during the periods.  Diluted income per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including convertible preferred stock outstanding during the period.

Comparative figures

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

4.   DUE TO/FROM RELATED PARTIES

Jul 31, 2006
Due from entity associated with the President and CEO	$ 73,259
Due to entities associated with related parties.	184,323

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

July 31, 2006

5.  CAPITAL STOCK

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

6.   INCOME TAX

Most of the company’s profits are derived from one foreign subsidiary which is not required to pay taxes on profits.  In the event that funds accumulated in the foreign subsidiary are repatriated to the United States, the corporation would be required to pay income tax on the repatriated funds. The subsidiary, Edgetech Services (an Ontario company) has no tax liability due to the fact that it has net operating losses.

7.  RELATED PARTY TRANSACTIONS

Occasionally the company uses the services of a company associated with one of the officers of the Company to assist in processing credit card transactions. The officers do not profit from these transactions.

8.  CONTINGENCIES

During October 2005 Edgetech began a restructuring of the Edgetech Services Canadian IT operation, and the Canadian offices were closed. The Canadian IT operations are being managed from the Edgetech offices in Santa Monica while Edgetech continued the restructuring of the IT operations. During the restructuring, the Canadian IT consultants continue to service the Edgetech Canada contracts and are being paid by Edgetech. The lease payments on the Canadian offices and office equipment have been accrued through July 31, 2006 while management negotiates settlements with lessors and  creditors.

9. CONCENTRATIONS

The IT consulting business has certain customer concentrations. 100% of revenue for the IT consulting business is generated from two Canadian based customers. There is no material customer concentration in the revenue generated by Web’s Biggest.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JULY 31, 2006

Net revenues decreased from $$674,275 in the three-month period ending July 31, 2005 to $620,795 for the three-month period ending July 31, 2006.  This decline is due primarily to the loss of the revenue that had been generated from the Edgetech IT hardware reseller business. However, the Company closed down the IT hardware reseller business in September 2005 due to its persistent losses.

Selling, general and administrative expenses were reduced from $224,787 for the three months ending July 31, 2005 to $135,163 for the same period in 2006 due to the cost reduction program implemented after the merger between Edgetech and Web’s Biggest. Total expenses decreased from $225,455 for the three months ending July 31, 2005 to $169,427 for the same period in 2006. Many of the reductions in expenses resulted from the closure of our Toronto office in September 2005. The Toronto office housed our IT hardware reseller business. All employees at the Toronto office were terminated at this time. We decide to close the Toronto office due to a persistent lack of profitability. The Company is negotiating settlements with various creditors of the closed IT hardware reseller business.

Net income decreased from $449,783 for the three months ending July 31, 2005 to $346,734 for the same period in 2006. The decrease in profit is due to the additional expenses involved in managing Edgetech that did not exist prior to the merger with Web’s Biggest.

Overall, Management is pleased with the Company’s results since the Web’s Biggest merger. Management has closed and restructured certain business units that were generating losses and terminated the Company’s previous management. Since the merger, the Company’s new management has reported five consecutive quarters of profitability.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities for the three months ended July 31, 2006, generated adequate cash to meet our operating needs.  As of July 31, 2006, we had cash and cash equivalents totaling $398,327, and accounts receivable of $849,959.

As at July 31, 2006 the Company had total current assets of $1,321,545 and current liabilities of $869,646 representing an excess of current assets over current liabilities of $451,899.

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

Our management evaluated the disclosure controls and procedures of the Company, and found them to be operating efficiently and effectively to ensure that information required to be disclosed by our Company under the general rules and regulations promulgated under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported for the period covered by this report. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our Company is accumulated and communicated to the management of our Company, including its principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in internal controls

There were no unusual or material changes in internal controls that we can detect for the period covered by this report other than those that are a result of the change in control of Edgetech. This change of control resulted in a change in management, a dismissal of the previous officers, and the replacement of personnel.  The new officers of the company have implemented enhanced  policies and procedures  since the merger with Web’s Biggest, Inc.

PART II

Item 1. Legal Proceedings.

Edgetech Services Inc. is currently a party to two legal proceedings.

Two former officers and directors of Edgetech, Tae Ho Kim and Sang Ho Kim, filed suit against the Company and its Canadian subsidiary in March 2006 in the Ontario Superior Court of Justice. The Kims claim in their lawsuit that the Company breached an alleged employment agreement with them, as well as the separation agreement that the Company and the Kims entered into upon the termination of the Kims’ employment with the Company. The Company’s Canadian subsidiary was only recently served with this lawsuit. The lawsuit claims compensatory damages in the amount of CDN$694,000 and bad faith and punitive damages of CDN$800,000.

However, following an investigation into the Kims’ management of the Company conducted by the Company’s legal counsel, the Company found that the Kims wrongfully retained Company property upon their separation from the Company and also issued themselves 25 million shares of Edgetech stock without complying with the terms of the corporate resolution granting them this stock. The Company believes that these actions represented a breach of fiduciary duty to the Company and a violation of the separation agreement. Furthermore, the Company believes that the Ontario court in which the Kims filed their lawsuit does not have jurisdiction to hear the case. As a result, the Company believes that it has several strong defenses to the Kims’ lawsuit.

Nonetheless, in order to reduce the uncertainty and expense of prolonged litigation, the Company is currently negotiating a possible settlement with the Kims.

The other legal proceeding in which the Company is engaged involves Mr. Charles Roy (the son of our former CEO, Xavier Roy). At approximately the same time as Mr. Xavier Roy resigned as CEO, the Company discovered that Xavier Roy had executed a consulting agreement that committed the Company to pay Mr. Charles Roy $4,500 per month for 24 months. The agreement also states that the Company must pay a minimum of $108,000 in the event that Mr. Charles Roy is terminated.

In February 2006, Mr. Charles Roy sued the Company in the Superior Court of the State of California for the County of Los Angeles. The lawsuit alleges that the Company breached the consulting agreement by not paying him the amounts contained in the agreement and seeks monetary damages of $90,000. The Company is vigorously defending itself against the lawsuit and is challenging the circumstances under which Mr. Charles Roy’s consulting agreement was executed. The lawsuit is currently in the discovery phase and is set for trial in April 2007.

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

EDGETECH SERVICES INC.

By:   /s/ Adam Radly

Adam Radly, President & CEO

Date: September 14, 2006

By:   /s/ Paul Aunger

Paul Aunger, Treasurer -

Date: September 14, 2006

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

4.   The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date:   September 14, 2006                       /s/     Adam Radly

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

4.   The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date:  September 14, 2006                     /s/     Paul Aunger

                                                                   -------------------------------------

                                                                   TREASURER

Exhibit 32.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

REQUIRED BY RULE 13A - 14(B) OR RULE 15D - 14(B) AND 18 U.S.C. 1350

In connection with the Quarterly Report of Edgetech Services Inc.

On Form 10-QSB for the period ended July 31, 2006, as filed with the Securities and

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

                                      September 14, 2006

Exhibit 32.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

REQUIRED BY RULE 13A - 14(B) OR RULE 15D - 14(B) AND 18 U.S.C. 1350

In connection with the Quarterly Report of Edgetech Services Inc.

On Form 10-QSB for the period ended July 31, 2006, as filed with the Securities and

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

                                    September 14, 2006