Form 10QSB
period 2006-10-31
EDGETECH SERVICES INC
filed 2006-12-15
CIK 1088211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31 , 2006
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x ] Yes [ ] No

On October 31, 2006, the number of shares outstanding of the issuer’s common stock was 70,288,450

Transitional Small Business Disclosure Format (Check one): Yes ____; No __X_

Edgetech Services & Subsidiaries
Consolidated Balance Sheet (US $)
October 31, 2006
(unaudited)

ASSETS
Cash	$1,013,830
Accounts receivable	274,380
Loans to related parties	53,935
Total current assets	1,342,145

Property and equipment, net	16,661

TOTAL ASSETS	1,358,806

LIABILITIES
Accounts payable	442,178
Taxes payable	41,050
N/P shareholders	-
Due to related parties	114,707
Deferred income	134,635

TOTAL LIABILITIES	732,570

SHAREHOLDERS' EQUITY
Common stock: Authorized 150,000,000 shares	70,288
Issued and outstanding 70,288,450
Convertible Preferred stock: Authorized 25,000,000 shares, par $.001	25,000
Issued and outstanding 25,000,000
Treasury stock, 137,500 shares of common	(4,715)
Additional paid in capital	(665,381)
Accumulated other comprehensive income	2,687
Retained earnings (deficit)	1,198,357

TOTAL LIABILITIES & EQUITY	1,358,806

See accompanying notes

Edgetech Services, Inc. and subsidiaries
Consolidated statement of income (unaudited) For the three month period ended October 31, 2006

	Three month period ended	Three month period ended
	October 31, 2006	October 31, 2005

Sales	$ 501,596	$ 841,876
Refunds	19,175	52,472
Net sales	482,421	789,404

Cost Of Sales	120,923	297,722

Gross Profit	361,498	491,682

G&A	197,852	127,515
		14,938
Total exp	197,852	142,453

Operating income	163,646	349,229
Interest income	141	1,545
Interest expense		(19,320)
		(47,916)

Net Income	163,787	283,538

Basic & Diluted	703,983,450	680,644,608
NI/share	0.0002	0.0004

	Six month period ended	Six month period ended
	October 31, 2006	October 31, 2005

Sales	1,122,391	1,516,151
Refunds	40,010	52,472
Net sales	1,082,381	1,463,679

Cost Of Sales	204,798	294,572

Gross Profit	877,583	1,162,807

G&A	367,279	352,970
		14,938
Total exp	367,279	367,908

Operating income	510,303	794,899
Interest income	217	5,658
Interest expense		(19,320)
		(47,916)

Net Income	510,520	733,321

Basic & Diluted	703,983,450	680,644,608
NI/share	0.0007	0.0011

See accompanying notes

Edgetech Services, Inc. and subsidiaries
Consolidated Statement of Cash flows

	6 months	6 months
	ending 10/31/06	ending 10/31/05

Cash Flows from Operating Activities
Net Income (Loss)	$ 510,520	$ 733,321
Adjustments to reconcile net income;net cash used
in operating activities:
Depreciation
Effect of exchange rate changes on cash and cash equivalents	(2,190)
Change in assets and liabilities:
Inventory		826
Fixed assets
Accounts receivable	272,386	(189,405)
Deferred income	(22,987)	160,076
Tax liabilities	(11,446)	50,051
A/P, Misc liabilities	(121,053)	(254,437)
Change in Short term asset	9,000	8,313
Change in Operating Liabilities
Other changes in cash flow from Operating activities
Total Cash from Operating activities		508,745

Cash flows from investing activities
Chage in fixed assets		-
Total cash flows from Investing activities		-

Cash flows from financing activities		(64,253)
Change in notes to related parties
Changes in notes to investors
Total cash flows from financing activities		(64,253)

Net increase/decrease in cash	634,230	444,492
Beginning cash	379,600	15,367
Ending cash	1,013,830	459,859

See accompanying notes

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

OCTOBER 31, 2006

DEFINITIONS

Edgetech Services Inc., a Nevada Corporation, herein referred to as “Edgetech”

Edgetech Services Inc., an Ontario Canada Company

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included.

The results for the periods presented are not necessarily indicative of the results for the full year and should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2006 included in our Annual report on Form 10K, filed on August 15, 2006.

2.  HISTORY AND ORGANIZATION OF THE COMPANY

Edgetech Services Inc. (“Edgetech”) was incorporated under the laws of Nevada on May 16, 1997, as Newsgurus.com, Inc. and changed its name to Secure Enterprise Solutions Inc. on January 10, 2002, and then to Edgetech Services Inc. Edgetech was is in the business of providing information technology (“IT”) security consulting services, and during fiscal 2004, began to sell security hardware. Edgetech operated from offices in Toronto, Canada. Edgetech is no longer selling security hardware.

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

Prior to the merger Edgetech had an IT hardware reseller business and an IT consulting business (both headquartered in an office on Toronto). At the time of the merger Web’s Biggest, Inc. invested $250,000 into the two IT businesses that existed in Edgetech prior to the merger. These funds were invested in an attempt to assist this business to remain viable and avoid closure due to unsustainable losses. While this investment enabled the business to pay some creditors the management of this business unit was unable to restructure this business into a viable business and the $250,000 invested by Web’s Biggest could not be recovered. As a result, the new management of Edgetech chose not to invest additional funds into this business and decided to close the Toronto office, close the IT hardware reseller business and restructure and maintain the IT consulting business. The Company is negotiating settlements with various creditors of the closed IT hardware reseller business. The continuing IT consulting business is now profitable.

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

3.  SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies adopted by Edgetech are as follows:

Principles of consolidation

These consolidated financial statements include the accounts of Edgetech Services Inc., a Nevada Corporation and its wholly-owned subsidiaries.  Significant inter-company transactions have been eliminated upon consolidation.  These companies include “Edgetech Services Inc., an Ontario, Canada company”, “Edgetech Services LLC, an Iowa company”, “Web’s Biggest Inc., a California corporation”, and “Directories LLC, an Iowa limited liability company.”

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

Cash

Our cash is composed of free cash and restricted cash as follows:

Free Cash	$673,936
Restricted Cash	339,894
Total Cash	$1,013,830

Accounts receivable

Trade and other accounts receivable are carried at face value less any allowance for doubtful accounts and provisions considered necessary. Accounts receivable primarily includes trade receivables from customers for consulting services in Canada.  Edgetech estimates doubtful accounts on an item-to-item basis and includes over aged accounts as part of allowance for doubtful accounts, which are generally accounts that are ninety-days overdue.

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

Impairment of long-lived assets

Long-lived assets and certain identifiable recorded intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell. At October 31, 2006 and 2005, Edgetech does not have any long-lived assets reported on its consolidated balance sheets.

Revenue recognition

Edgetech Services Inc., an Ontario Canada Company, has one source of revenues: IT consulting services.  Edgetech recognizes revenue when it is realized or realizable and earned.  Edgetech considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the services have been provided to the client, the sales price is fixed or determinable, and ability to collect is reasonably assured.  Revenues from IT consulting services only fluctuate from the original arrangements when the customer requires additional services.  Revenues are recognized when there are no unfulfilled Company obligations that affect the client’s final acceptance of the arrangement. Edgetech does not have any multiple-element arrangements.

Web’s Biggest Inc. recognizes product revenue at the time it is earned.  The company collects from its customers on a quarterly basis and enters this into the Deferred Sales account.  This revenue is then accounted for monthly as the deferred income account is debited.

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

October 31, 2006

3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Net income per share

Basic and diluted income per share is computed using the weighted average number of common shares outstanding during the periods. Because convertible preferred stock has voting rights, the basic and diluted shares are the same.

Comparative figures

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

4.   DUE TO/FROM RELATED PARTIES

Oct 31, 2006
Due from entity associated with the President and CEO	$ 53,935
Due to entities associated with related parties.	114,707

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

October 31, 2006

5.  CAPITAL STOCK

Common stock

Holders of common stock and convertible preferred stock are entitled to one vote for each share held or convertible.  There are no restrictions that limit Edgetech’s ability to pay dividends on its common stock.  Web’s Biggest (accounting parent) has made distributions since being formed, while Edgetech has not paid dividends since incorporation. No dividends were paid for the period end October 31, 2006.  Edgetech’s common stock has no par value. However, for reporting purposes, Edgetech has assigned a per share amount of $0.001 to common stock.

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

8.  CONTINGENCIES

During October 2005 Edgetech began a restructuring of the Edgetech Services Canadian IT operation, and the Canadian offices were closed. The Canadian IT operations are being managed from the Edgetech offices in Santa Monica while Edgetech continued the restructuring of the IT operations. During the restructuring, the Canadian IT consultants continue to service the Edgetech Canada contracts and are being paid by Edgetech. The lease payments on the Canadian offices and office equipment have been accrued through October 31, 2006 while management negotiates settlements with lessors and creditors.

9. CONCENTRATIONS

The IT consulting business has certain customer concentrations. 90% of revenue for the IT consulting business is generated from two Canadian based customers. There is no material customer concentration in the revenue generated by Web’s Biggest.

10. LITIGATION

There are 2 alleged contract violations. Management does not believe these will materialize. However, management has accrued estimated legal fees for defending against these suits. See note below Part II, Section 1

SUBSEQUENT EVENT

Entry into a Material Definitive Agreement

On October 18, 2006, the Registrant entered into an agreement to sell Web’s Biggest Limited to Advisors LLC. The Board of Directors has approved the sale of 100% of the stock of Web’s Biggest Limited (“WB”) and all of its assets and subsidiaries to Advisors LLC in exchange for 25 million convertible preferred shares of Edgetech Services, Inc. held by Advisors LLC. Advisors LLC is a company related to Mr. Paul Aunger, a director and officer of Edgetech. The shares received from the sale of WB represent approximately 90% of the voting stock of Edgetech on a fully diluted basis.

Each preferred share is convertible into 25.3533 common shares of the registrant with all the rights and privileges of the equivalent number of common shares.

On October 18, 2006 the Registrant entered into an agreement with the shareholders of Data Management, Inc. (“DM”, a Nevada corporation) to acquire DM. The Board of Directors has approved the acquisition of 100% of the stock of Data Management, Inc. (“DM”) in exchange for 25 million convertible preferred shares of Edgetech Services Inc. The convertible shares used to acquire DM represent approximately 90% of the voting stock of Edgetech on a fully diluted basis. The sellers of DM are entities associated with Mr Adam Radly and Mr Paul Aunger, both officers and directors of the Registrant.

Each preferred share shall be convertible into 25.3533 common shares of the registrant with all the rights and privileges of the equivalent number of common shares. Each share of convertible preferred stock carries voting power equivalent to 25.3533 common shares, without regard to whether the preferred shares have been converted.

Prior to the transactions described above the Registrant was controlled by Advisors LLC, an entity associated with Mr. Paul Aunger, an officer and director of the registrant. When the transactions described above are completed, this will result in a change of control of the Registrant and the controlling shareholder will be Southbase LLC, an entity associated with Mr. Adam Radly, an officer and director of the Registrant. Prior to these transactions, the unaffiliated shareholders of Edgetech owned approximately 10% of the Registrant and they will continue to own approximately 10% of the Registrant on a fully diluted basis after these transactions are completed.

No part of the consideration for the change of control is loan proceeds.  The new control group obtained no loans or pledges for the purpose of acquiring control.  The Board of Directors of the Registrant will not change as a result of the transactions described above. Upon completion of the transactions, Mr Adam Radly will be Chairman and CEO and a director of the Registrant and Mr Paul Aunger will be Secretary and Treasurer and a director of the Registrant.

Pursuant to Nevada law, the transactions described above do not require shareholder approval. Therefore, resolutions in the preliminary proxy filed on October 19, 2006 relating to this transaction and requiring shareholder approval have been removed from the proxy for 2006. An amended proxy was filed on December 1, 2006. These transactions have been approved by the Board of Directors and all agreements have been duly executed as at December 1, 2006.

The shareholder meeting of Edgetech that was held on October 28, 2006 included a resolution that provided the Board of Directors with authorization to increase the number of authorized shares of the Company to 3,000,000,000 and this resolution was approved by the shareholders. On December 4, 2006 the Board of Directors approved a board resolution to increase the number of authorized shares to 3,000,000,000.

Item 2.01 - Acquisition or Disposition of Assets

Disposition of assets

The Company currently has two business units – IT services and Internet search. There are no synergies between both businesses and the Company’s Board feels that more value would be created for shareholders if Edgetech could focus its business operations on one industry. This would ultimately involve selling one business unit. Although the Company had previously taken the view that the Internet search business was the preferred business to keep and that the IT services business would be sold, the Company’s Internet search business (WebsBiggest.com) has not demonstrated the growth rate that we anticipated over the previous twelve months. Revenue for the Internet search business fell during the year ending April, 2006. Net revenue for the Internet search business fell from $1.739 million for the year ending April, 2005 to $1.434 million for the year ending April, 2006.

The Board feels that more value will be created for the Company’s shareholders by selling the Internet search business and acquiring IT businesses that have synergies with the Company’s existing IT business and have potential for growth.

Under the terms of an acquisition agreement dated October 18, 2006, the Registrant has agreed to sell 100% of the stock of Web’s Biggest Limited (“WB”) and all of its assets and subsidiaries to Advisors LLC in exchange for 25 million convertible preferred shares of Edgetech Services, Inc. Advisors LLC is a company related to  Mr. Paul Aunger, a Director and officer of Edgetech. The shares received from the sale of WB represent approximately 90% of the voting stock of Edgetech on a fully diluted basis.

Each preferred share is convertible into 25.3533 common shares of the registrant with all the rights and privileges of the equivalent number of common shares.

Acquisition of assets

Under the terms of an acquisition agreement dated October 18, 2006, the Registrant has agreed to acquire 100% of the stock of Data Management, Inc. (“DM”) in exchange for 25 million convertible preferred shares of Edgetech Services, Inc. The convertible shares used to acquire DM represent approximately 90% of the voting stock of Edgetech on a fully diluted basis.

DM sells data management and storage products and services to large corporate and government customers.

Revenue for DM (on a pro forma basis) for the year ended December 2005 was approximately $5.2 million and net income was approximately $380,000. During 2005 revenue increased by 77% from revenue of approximately $2.9 million for the year ended December 2004 on a pro forma basis. Net income for 2004 was approximately $290,000. Pro forma figures are determined as if DM were a stand-alone company in fiscal years 2004 and 2005.

DM’s customers include the following:

Central Government

§

Federal Communications Commission

§

Securities and Exchange Commission

§

Department of Health and Human Services

§

Department of Justice

§

Department of Commerce/NOAA

§

National Institute of Health

§

Metropolitan Transit Authority

§

TSA (Transportation Security Administration)

§

USDA

§

US Geological Survey

Defense

§

US Air Force

§

US Navy

§

US Dept of Defense

§

Defense Communications Electronic Evaluation & Test Activity (Defense Ceeta)

§

Naval Medical Logistics Command

§

US Army Contracting Agency

§

Naval research laboratory

§

Naval Air Warfare Center

§

SPA War

§

US Air National Guard

Corporate

§

Computer Sciences Corporation

§

Boeing Information Services

§

Honeywell

§

Northrop Grumman

§

Bureau of National Affairs

The sellers of DM are companies associated with Mr. Adam Radly and Mr. Paul Aunger, officers and directors of Edgetech.

The sale of WB and the acquisition of DM are not dilutive to shareholders. The total number of shares issued in each class of stock will not change as a result of the sale of WB and the acquisition of DM.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2006

Net revenues decreased from $789,404 in the three-month period ending October 31, 2005 to $482,421 for the three-month period ending October 31, 2006.  This decline is due primarily to the loss of the revenue that had been generated from the Edgetech IT hardware reseller business. However, the Company closed down the IT hardware reseller business in September 2005 due to its persistent losses.

Selling, general and administrative expenses increased from $70,174 for the three months ending October 31, 2005 to $238,270 for the same period in 2006 due to the cost reduction program implemented after the merger between Edgetech and Web’s Biggest. Total expenses increased from $142,453 for the three months ending October 31, 2005 to $197,852 for the same period in 2006. This quarter there were some one-time intercompany and reconciliation issues causing additional expense, but in general expenses are lower. Many of the reductions in expenses resulted from the closure of our Toronto office in September 2005. The Toronto office housed our IT hardware reseller business. All employees at the Toronto office were terminated at this time. We decided to close the Toronto office due to a persistent lack of profitability. The Company is negotiating settlements with various creditors of the closed IT hardware reseller business.

Net income decreased from $283,538 for the three months ending October 31, 2005 to $163,786 for the same period in 2006. The decrease in profit is due to the additional expenses involved in managing Edgetech that did not exist prior to the merger with Web’s Biggest.  Overall, Management is pleased with the Company’s results since the Web’s Biggest merger. Management has closed and restructured certain business units that were generating losses and terminated the Company’s previous management. Since the merger, the Company’s new management has reported five consecutive quarters of profitability.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED OCTOBER 31, 2006

Net revenues decreased from $733,321 in the six-month period ending October 31, 2005 to $510,520 for the six-month period ending October 31, 2006.

Selling, general and administrative expenses increased from $295,629 for the six months ending October 31, 2005 to $373,434 for the same period in 2006 due to the cost reduction program implemented after the merger between Edgetech and Web’s Biggest. Total expenses decreased from $367,908 for the six months ending October 31, 2005 to $367,279 for the same period in 2006.

Net income decreased from $733,321 for the six months ending October 31, 2005 to $510,520 for the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities for the three months ended October 31, 2006, generated adequate cash to meet our operating needs.  As of October 31, 2006, we had cash and cash equivalents totaling $1,013,830, and accounts receivable of $274,380.

As at October 31, 2006 the Company had total current assets of $1,342,145 and current liabilities of $732,570 representing an excess of current assets over current liabilities of $609,575.

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

Date:     December 15, 2006                        /s/      Adam Radly

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

Date:  December 15, 2006                      /s/      Paul Aunger

                                                                   -------------------------------------

                                                                   TREASURER

Exhibit 32.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

REQUIRED BY RULE 13A - 14(B) OR RULE 15D - 14(B) AND 18 U.S.C. 1350

In connection with the Quarterly Report of Edgetech Services Inc.

On Form 10-QSB for the period ended October 31, 2006, as filed with the Securities and

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

                                       December 15, 2006

Exhibit 32.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

REQUIRED BY RULE 13A - 14(B) OR RULE 15D - 14(B) AND 18 U.S.C. 1350

In connection with the Quarterly Report of Edgetech Services Inc.

On Form 10-QSB for the period ended October 31, 2006, as filed with the Securities and

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

                                    December 15, 2006