Form 10QSB
period 2007-01-31
EDGETECH SERVICES INC
filed 2007-04-12
CIK 1088211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ______________ to _____________
	Commission file number	000-27397

EDGETECH SERVICES INC.
(Exact name of small business issuer in its charter)

Nevada	98-0204280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2980 S. Rainbow Blvd. #220H Las Vegas, NV 89146
(Address of principal executive offices)

89146	(310) 857-6666
(Postal Code)	(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x ] Yes [ ] No

On January 31, 2007, the number of shares outstanding of the issuer’s common stock was 70,288,450

Transitional Small Business Disclosure Format (Check one):	Yes	No x

Edgetech Services, Inc. & Subsidiaries

Balance Sheet  (Unaudited-US$)

January 31, 2007

ASSETS
Cash	945
Accounts receivable, net	204,075

Total current assets	205,020

Fixed assets, net	19,262

TOTAL ASSETS	224,282

LIABILITIES
Accounts payable	282,000
Loans payable	24,987
Accrued liabilities	5,810
Loans payable-related party	801,724
Total current liabilities	1,114,521

TOTAL LIABILITIES	1,114,521

SHAREHOLDERS' DEFICIT
Common stock (3,000,000,000 shares authorized, par value $.001	70,288
70,288,450 outstanding)
Convertible Preferred stock (Authorized 25,000,000 shares, par value $.001	25,000
Issued and outstanding 25,000,000 shares)
Additional paid in capital	(665,381)
Accumulated other comprehensive loss	(7,061)
Accumulated deficit	(313,085)

TOTAL STOCKHOLDER'S DEFICIT	(890,239)

TOTAL LIABILITIES & STOCKHOLDER'S DEFICIT	224,282

Edgetech Services, Inc. and subsidiaries

Consolidated Statement of Operations (Unaudited-US $)

	3 Months ended	3 Months ended
	January 31, 2007	January 31, 2006

Sales	575,652	46,909
Refunds	85,009	-

Net sales	490,643	46,909

Cost Of Sales	473,055	198,532

Gross Profit	17,588	(151,623)

General & Administrative	168,641	84,104
Outsourcing	-	2,275
Salaries	-	32,323
Travel& Entertainment	-	3,976
Depreciation	454

Total expenses	169,095	122,678

Income (loss) from Operations	(151,507)	(274,301)

Loss on exchange of business assets	(1,226,061)
Interest income	119
Interest expense	(20,609)	(622)

Other income (expense)	(1,246,551)	(622)

Income (loss) from continuing operations	(1,398,058)	(274,923)

Income (loss) on discontinued operations	(38,124)	459,603

Net income (loss)	(1,436,182)	184,680

Weighted average common shares	70,288,450	70,288,450

Income from continuing operations	(0.0199)	(0.0039)
Income from discontinued operations	(0.0005)	0.0065
Net income (loss)	(0.0204)	0.0026

Edgetech Services, Inc. and subsidiaries

Comprehensive statement of income (unaudited)

	9 Months ended	9 Months ended
	January 31, 2007	January 31, 2006

Sales	1,103,776	482,043
Refunds	125,019

Net sales	978,757	482,043

Cost Of Sales	408,197	629,375

Gross Profit	570,560	(147,332)

Depreciation	454
General & Administrative	412,270	328,856

Total expenses	412,724	328,856

Income (loss) from Operations	157,836	(476,188)

Loss on exchange of business assets	(1,226,061)
Interest income	336
Interest expense	(20,609)

Other income (expense)	(1,246,334)

Income (loss) from continuing operations	(1,088,498)	(476,188)

Income (loss) from discontinued operations	84,888	1,300,728

Net income (loss)	(1,003,610)	824,540

Weighted average common shares	70,288,450	70,288,450

Income from continuing operations	(0.0155)	(0.0068)
Income from discontinued operations	0.0012	0.0185
Net income (loss)	(0.0143)	0.0117

Edgetech Services, Inc. and Subsidiaries

Consolidated Statement of cash flows (Unaudited-US $)

January 31, 2007

	9 months ending	9 months ending
	January 31, 2007	January 31, 2006

Cash flows from Operating activities
Net income (loss)	(1,003,609)	824,540
Less: income from discontinued operations	84,888	1,300,728
Loss from continuing operations	(1,088,497)	(476,188)

Adjustments to reconcile net loss from continuing
operations to net cash used in operating activities:
Depreciation	454	-

Changes in operating assets and liabilities:

Accounts receivable	342,691	-
Accounts payable and accrued liabilities	(212,201)	(3,707)
Accounts Payable and accrued expenses-related party		(21,900)
Deferred income	(157,622)	-

Net cash used in operating activities of continuing operations	(1,115,175)	(501,795)

Cash flows from Investing activities

Proceeds from Loans receivable	73,259
Purchase of Fixed assets	(3,055)	-

Net cash provided by investing activities of continuing operations	70,204

Cash flows from Financing activities

Proceeds from loans payable	24,987
Proceeds from loans payable-related party	653,267	33,386
Payments on line of credit		(107,398)

Net cash provided by financing activities of continuing operations	678,254	(74,012)

Effect of changes in exchange rate	(11,938)	629

Net change in cash from continuing operations	(378,655)	(575,178)

Net change in cash from discontinued operations	-	1,078,609

Net change in cash	(378,655)	503,431

Cash - beginning of year	379,600	15,367

Cash - end of year	945	518,798

Supplemental information:
Interest paid	20,609	622
Income taxes paid

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2007

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

2.  HISTORY AND ORGANIZATION OF THE COMPANY

Edgetech Services Inc. (“Edgetech”) was incorporated under the laws of Nevada on May 16, 1997, as Newsgurus.com, Inc. and changed its name to Secure Enterprise Solutions Inc. on January 10, 2002, and then to Edgetech Services Inc. Edgetech was is in the business of providing information technology (“IT”) security consulting services, and during fiscal 2004, began to sell security hardware. Edgetech operated from offices in Toronto, Canada. Edgetech is no longer selling security hardware as a result of a disposition of such operations as discussed elsewhere in these notes to the financial statements.

On June 1, 2005, Edgetech entered into an agreement with the shareholders of Web’s Biggest, Inc., (a California Corporation), Mr. Xavier Roy of Los Angeles, California, and Advisors LLC, an Iowa Limited Liability Corporation  (collectively, “Web’s Biggest”) which resulted in Edgetech issuing 25,000,000 convertible preferred shares to the shareholders of Web’s Biggest in consideration for 100% of the outstanding capital of Web’s Biggest and $250,000 be used for general working capital of Edgetech. This transaction has been recorded as a recapitalization of Edgetech Services, Inc. In substance the merger with Web’s Biggest is considered to be a capital transaction rather than a business combination. Consequently the transaction was considered to be a reverse merger and the accounting treatment will be as if Web’s Biggest, Inc acquired Edgetech Services, Inc. Accordingly, these financial statements are the historical financial statements of Web’s Biggest, Inc.

Each convertible preferred share is convertible into 25.3533 common shares of the Registrant with all the rights and privileges of the equivalent number of common shares prior and post conversion.   The convertible preferred shares were converted into 70,288,450 of common shares during fiscal year ended April 30, 2006.

When completed, this transaction resulted in a change of control of Edgetech . After consummation of the merger,  Edgetech shareholders own approximately 10% of the newly combined entity.

On October 18, 2006, the Company entered into an agreement with the shareholders of Data Management, Inc., a Nevada corporation (“DM”) to acquire 100% of outstanding capital stock of DM in exchange for 25 million of the Company’s convertible preferred shares (“DM Transaction”). The convertible shares used to acquire DM represent approximately 90% of the voting stock of Edgetech on a fully diluted basis. DM is a business entity owned by two business entities (Southbase LLC and Advisors LLC) which are owned by Mr. Adam Radly and Mr. Paul Aunger, both officers and directors of the Company.

DM sells data management and storage products and services to large corporate and government customers.

Concurrently, the Company entered into an agreement to sell its wholly-owned subsidiary, Web’s Biggest Limited (“WB”), to Advisors LLC in exchange for 25 million convertible preferred shares of Edgetech Services, Inc. held by Advisors LLC (“WB Transaction”).  Advisors LLC is a company owned by Mr. Paul Aunger, a director and officer of Edgetech and accordingly, the transaction is not considered an arm’s length transaction.

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2007

The 25 million convertible preferred shares given to with regards to the DM Transaction are the same 25 million convertible preferred shares received with regards to the WB Transaction.  Accordingly, these transactions are viewed as one homogeneous transaction and treated as an exchange of one business for another business, akin to a like-kind exchange of assets.  However, the historical cost basis (less accumulated depreciation and amortization) of the net assets acquired from DM was significantly less than the net assets from that of WB by approximately $1,226,000.  Accordingly, the difference of $1,226,000 in historical cost basis of these two businesses will be accounted for as a loss on exchange in business assets and recorded within the accompanying consolidated statements of operations.   Also, the sale of WB has been accounted for as discontinued operations, see Note 9 for additional discussions.

Prior to these transactions described above, the Company was controlled by Advisors LLC, an entity associated with Mr. Paul Aunger, an officer and director of the registrant. When the transactions described above are completed, this will result in a change of control of the Company and the controlling shareholder will be Southbase International Ltd., an entity owned by Mr. Adam Radly, an officer and director of the Company. Prior to these transactions, the unaffiliated shareholders of the Company owned approximately 10% of the Registrant and they will continue to own approximately 10% of the Company on a fully diluted basis after these transactions are completed.

3.  SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

These consolidated financial statements include the accounts of Edgetech Services Inc., a Nevada Corporation and its wholly-owned subsidiaries.  Significant inter-company transactions have been eliminated upon consolidation.  These companies include “Edgetech Services Inc., an Ontario, Canada company”, “Edgetech Services LLC, an Iowa company”, Data Management and Web’s Biggest, Inc. (up through the date of disposition, October 18, 2006)”

Use of estimates

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

Revenue recognition

The Company recognizes revenue when it is realized or realizable and earned.  Edgetech considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the services have been provided to the client, the sales price is fixed or determinable, and ability to collect is reasonably assured.   Revenues are recognized when there are no unfulfilled Company obligations that affect the client’s final acceptance of the arrangement.

Comparative figures

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

EDGETECH SERVICES INC. and SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

January 31, 2007

4.   DUE TO/FROM RELATED PARTIES

Jan. 31,2007
Due to entity owned by the President and CEO (8% interest, unsecured,due 12/31/07)	$26,000
Due to related parties (10.25-11.25%, secured by company assets, minimum payments of $46,000 due quarterly) The related party is Directories, LLC which is a company owned by an Edgetech officer	775,724
801,724

5.  CAPITAL STOCK

Common stock

Holders of common stock and convertible preferred stock are entitled to one vote for each share held or convertible.  There are no restrictions that limit Edgetech’s ability to pay dividends on its common stock.  Edgetech has not paid dividends since incorporation. No dividends were paid for the period end January 31, 2007. Edgetech’s common stock has no par value. However, for reporting purposes, Edgetech has assigned a per share amount of $0.001 to common stock.

During the quarter covered by this report, Edgetech did not repurchase any shares of its common stock.

6.     INCOME TAX

Edgetech Services (an Ontario company) has no tax liability due to the fact that it has net operating losses.

7.  RELATED PARTY TRANSACTIONS

Occasionally the company uses the services of a company associated with one of the officers of the Company to assist in processing credit card transactions. The officers do not profit from these transactions.  The DM/Web’s Biggest exchange (see company history above) is considered a related party transaction, since Advisors LLC and Southbase LLC are owned by Mr. Aunger and Mr. Radly.

8.  CONTINGENCIES

During October 2005 Edgetech began a restructuring of the Edgetech Services Canadian IT operation, and the Canadian offices were closed. The Canadian IT operations are being managed from the Edgetech offices in Santa Monica while Edgetech continued the restructuring of the IT operations. During the restructuring, the Canadian IT consultants continue to service the Edgetech Canada contracts and are being paid by Edgetech. The lease payments on the Canadian offices and office equipment have been accrued through January 31, 2007 while management negotiates settlements with lessors and creditors.

9. DISCONTINUED OPERATIONS

As discussed in Note 2, Web’s Biggest, Inc, a consolidated subsidiary of Edgetech, was sold and accounted for as discontinued operations.  The following is a summary of the operating income from discontinued operations for the nine months ending January 31, 2007.

Revenue	620,049

Cost of Goods Sold	288,164

Gross Profit	331,885

Expenses	246,781

Net Operating Income	84,672

Other Income

Interest Income	216

Net Income from discontinued operations	84,888

10. LITIGATION

The Kim’s litigation

Two former officers and directors of Edgetech, Tae Ho Kim and Sang Ho Kim, filed suit against the Company and its Canadian subsidiary in March 2006 in the Ontario Superior Court of Justice. The Kim’s claim in their lawsuit that the Company breached an alleged employment agreement with them, as well as the separation agreement that the Company and the Kim’s entered into upon the termination of the Kim’s’ employment with the Company. The lawsuit claims compensatory damages in the amount of CDN$694,000 and bad faith and punitive damages of CDN$800,000.

Following an investigation into the Kim’s’ management of the Company conducted by the Company’s legal counsel, the Company found that the Kims wrongfully retained Company property upon their separation from the Company and also issued themselves 25 million shares of Edgetech stock without complying with the terms of the corporate resolution granting them this stock. The Company believes that these actions represented a breach of fiduciary duty to the Company and a violation of the separation agreement. Furthermore, the Company believes that the Ontario court in which the Kim’s filed their lawsuit does not have jurisdiction over Edgetech, the parent company. As a result, the Company believes that it has several strong defenses to the Kim’s’ lawsuit.

At one point, the Company was close to settling the case with the Kims; however, the settlement ultimately did not occur. The Kims brought a motion to find the Company in breach of the settlement agreement. The Company’s position was that no agreement had been reached. The Company also asserted various procedural arguments.

In January 2007, the court ordered Edgetech to pay $15,000 into the registry of the court as security for the plaintiffs. The Company filed an appeal of this order. The underlying case is still pending.

The Top Layer Networks litigation

In January 2006, Top Layer Networks, Inc., a provider of hardware to our Canadian hardware sales business, sued Edgetech in United States District Court in Massachusetts. Top Layer alleges that Edgetech purchased hardware over the course of several years and has failed to pay for it. Top Layer’s complaint requests damages in the amount of approximately $154,000.

Edgetech has engaged counsel to defend the Top Layer lawsuit in Massachusetts. The crux of the Company’s defense is that Edgetech’s Canadian subsidiary (also named Edgetech Services Inc.) was the entity that purchased the hardware at issue, and that therefore, Edgetech Services Inc. (the Nevada corporation and parent company) is not liable for the account. The case is currently in the discovery phase. There is no trial date set in the case as of yet.

The Roy Litigation

Another legal proceeding in which the Company is engaged involves Mr. Charles Roy (the son of our former CEO, Xavier Roy). At approximately the same time as Mr. Xavier Roy resigned as CEO, the Company discovered that Xavier Roy had executed a consulting agreement that committed the Company to pay Mr. Charles Roy $4,500 per month for 24 months. The agreement also states that the Company must pay a minimum of $108,000 in the event that Mr. Charles Roy is terminated.

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

Item 2. Management Discussion and Analysis

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation contains “forward looking statements.” Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although our management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be materially different from the expectations expressed in this Annual Report. The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes included in Item 1.

In accordance with SFAS 144, “ Accounting for the Impairment or Disposal of Long-Lived assets”, the divestiture of Web’s Biggest, Inc. qualifies as discontinued operations, and accordingly, the Company has reported the results of operations and financial position of this business in discontinued operations within the statements of operations and balance sheets for all periods presented.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JANUARY 31, 2007

Net revenues increased from $46,909 in the three-month period ending January 31, 2006 to $490,643 for the three-month period ending January 31, 2007. This is partly due to the Edgetech being dormant during the management change in 2006. It is also due to the revenues from DM, the entity that was acquired.

Selling, general and administrative expenses increased from $84,104 for the three months ending January 31, 2006 to $168,641 for the same period in 2007. Total expenses increased from $122,678 for the three months ending January 31, 2006 to $169,095, for the same period in 2007. These increased expenses are due to the DM acquisition, mainly because of fixed expenses that have to be paid every month, regardless of the level of revenue.

Net income from continuing operations decreased from $(274,923) for the three months ending January 31, 2006 to $(1,398,058) for the same period in 2007. The decrease in profit is due mainly to the one-time $1,226,061 loss from the asset exchange. It is also due to the additional expenses involved in managing Edgetech that did not exist prior to the merger with Web’s Biggest.  Also, the DM entity is somewhat dormant in the winter months, thus causing additional expenses on a lower revenue base. Net income from discontinued operations decreased from $459,603 for the three months ending January 31, 2006 to $(38,124) for the same period in 2007. Total net income decreased from $184,680 to $(1,436,182).

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED JANUARY 31, 2007

Net revenues increased from $482,043 in the nine-month period ending January 31, 2006 to $978,757 for the nine-month period ending January 31, 2007. This is partly due to the Edgetech being dormant during the management change in 2006. It is also due to the revenues from DM, the entity that was acquired.

Selling, general and administrative expenses increased from $328,856 for the nine months ending January 31, 2006 to $412,270 for the same period in 2007. Total expenses increased from $328,856 for the nine months ending January 31, 2006 to $412,724 for the same period in 2007. It is due to the additional expenses involved in managing Edgetech that did not exist prior to the merger with Web’s Biggest.  Also, the DM entity is somewhat dormant in the winter months, thus causing additional expenses on a lower revenue base.

Net income from continuing operations decreased from $(476,188) for the nine months ending January 31, 2006 to $(1,088,498) for the same period in 2007. The decrease in profit is due mainly to the one-time $1,226,061 loss from the asset exchange. Net income from discontinued operations decreased from $1,300,728 for the three months ending January 31, 2006 to $84,888 for the same period in 2007. Total net income decreased from $824,540 to $(1,003,610).

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities for the three months ended January 31, 2007, have not generated adequate cash to meet our operating needs.  Our Chief Executive Officer has lent the Company $26,000 in order to make up for this shortfall in available cash. As of January 31, 2007, we had cash and cash equivalents totaling $945, and accounts receivable of $204,075.

As at January 31, 2007 the Company had total current assets of $205,020 and current liabilities of $1,114,521 representing an excess of current liabilities over current assets of $909,501.

Management believes that existing cash, cash equivalents and investments in marketable debt securities, together with any cash generated from operations will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months.  In order to make up for any shortfall, the Company’s CEO may continue to lend money to the Company; however, he is under no obligation to do so. If he does lend money to the Company, this will lead to debt that eventually has to be repaid, which could impact our future cash flow.

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

PART II

Item 1. Legal Proceedings.

Edgetech Services Inc. is currently a party to three legal proceedings.

The Kim’s litigation

Two former officers and directors of Edgetech, Tae Ho Kim and Sang Ho Kim, filed suit against the Company and its Canadian subsidiary in March 2006 in the Ontario Superior Court of Justice. The Kim’s claim in their lawsuit that the Company breached an alleged employment agreement with them, as well as the separation agreement that the Company and the Kim’s entered into upon the termination of the Kim’s’ employment with the Company. The lawsuit claims compensatory damages in the amount of CDN$694,000 and bad faith and punitive damages of CDN$800,000.

Following an investigation into the Kim’s’ management of the Company conducted by the Company’s legal counsel, the Company found that the Kim’s wrongfully retained Company property upon their separation from the Company and also issued themselves 25 million shares of Edgetech stock without complying with the terms of the corporate resolution granting them this stock. The Company believes that these actions represented a breach of fiduciary duty to the Company and a violation of the separation agreement. Furthermore, the Company believes that the Ontario court in which the Kim’s filed their lawsuit does not have jurisdiction over Edgetech, the parent company. As a result, the Company believes that it has several strong defenses to the Kim’s’ lawsuit.

At one point, the Company was close to settling the case with the Kim’s; however, the settlement ultimately did not occur. The Kim’s brought a motion to find the Company in breach of the settlement agreement. The Company’s position was that no agreement had been reached. The Company also asserted various procedural arguments.

In January 2007, the court ordered Edgetech to pay $15,000 into the registry of the court as security for the plaintiffs. The Company filed an appeal of this order. The underlying case is still pending.

The Roy Litigation

Another legal proceeding in which the Company is engaged involves Mr. Charles Roy (the son of our former CEO, Xavier Roy). At approximately the same time as Mr. Xavier Roy resigned as CEO, the Company discovered that Xavier Roy had executed a consulting agreement that committed the Company to pay Mr. Charles Roy $4,500 per month for 24 months. The agreement also states that the Company must pay a minimum of $108,000 in the event that Mr. Charles Roy is terminated.

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

The Top Layer Networks litigation

In January 2006, Top Layer Networks, Inc., a provider of hardware to our Canadian hardware sales business, sued Edgetech in United States District Court in Massachusetts. Top Layer alleges that Edgetech purchased hardware over the course of several years and has failed to pay for it. Top Layer’s complaint requests damages in the amount of approximately $154,000.

Edgetech has engaged counsel to defend the Top Layer lawsuit in Massachusetts. The crux of the Company’s defense is that Edgetech’s Canadian subsidiary (also named Edgetech Services Inc.) was the entity that purchased the hardware at issue, and that therefore, Edgetech Services Inc. (the Nevada corporation and parent company) is not liable for the account. The case is currently in the discovery phase. There is no trial date set in the case as of yet.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on December 21, 2006 at the Company’s headquarters in Santa Monica, California. Various matters were submitted for a shareholder vote at the meeting.

Following are the results of all matters voted upon at the meeting:

PROPOSAL	Number of votes FOR the proposal	Number of votes AGAINST the proposal
Election of Adam Radly as Director	635,387,900	961,387
Election of Paul Aunger as Director	635,387,900	961,387
Ratification of George Brenner, CPA as the Company’s Independent Public Accountant	635,387,900	961,387
Approval to Change the Name of the Company to Inova Technology, Inc. and Obtain a New Stock Symbol	635,387,900	961,387

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

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control    over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions).

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:	April 9, 2007	/s/ Adam Radly
Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

REQUIRED BY RULE 13A - 14(A) OR RULE 15D - 14(A)

I, Bob Bates, Chief Financial Officer, certify that:

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

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control    over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions).

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:	April 9, 2007	/s/ Bob Bates
Acting CFO

Exhibit 32.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

REQUIRED BY RULE 13A - 14(B) OR RULE 15D - 14(B) AND 18 U.S.C. 1350

In connection with the Quarterly Report of Edgetech Services Inc.

On Form 10-QSB for the period ended March 16, 2007, as filed with the Securities and Exchange  Commission  on  the date hereof (the “Report” ), I, Adam Radly, Chief Executive  Officer of  the  Company,  certify, pursuant to 18 U.S.C. Sec. 1350, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Adam Radly

Adam Radly

Chief Executive Officer

April 9, 2007

Exhibit 32.2

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

REQUIRED BY RULE 13A - 14(B) OR RULE 15D - 14(B) AND 18 U.S.C. 1350

In connection with the Quarterly Report of Edgetech Services Inc.

On Form 10-QSB for the period ended March 16, 2007, as filed with the Securities and Exchange  Commission  on  the date hereof (the “Report” ), I, Adam Radly, Chief Executive  Officer of  the  Company,  certify, pursuant to 18 U.S.C. Sec. 1350, that:

By: /s/ Paul Aunger

Paul Aunger

TREASURER

April 9, 2007