Form 10KSB
period 2007-04-30
Inova Technology Inc.
filed 2007-08-30
CIK 1088211

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934
 For Fiscal Year Ended
April 30, 2007

Commission File # 000-27397

INOVA TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

98-0204280
(IRS Employer Identification Number)

233 Wilshire Boulevard, Suite 400, Santa Monica, California 90401

(Address of principal executive offices)(Zip Code)

800-757-9808

(Registrant's telephone no., including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $0.001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X]

Revenues for year ended April 30, 2007: $1,615,187

Number of shares of the registrant's common stock outstanding as of August 10, 2007 was: 728,088,802.

 DOCUMENTS INCORPORATED BY REFERENCE

Form 8-K filed on June 4, 2007.

Transitional Small Business Disclosure Format (Check one): Yes __X__; No ____

Inova Technology Inc.

Form 10-KSB

PART I

Item 1 Description of Business

Inova Technology Inc. was incorporated in Nevada on May 16, 1997, as Newsgurus.com, Inc. and changed its name to Secure Enterprise Solutions Inc. on January 10, 2002, to Edgetech Services Inc. and finally to Inova Technology, Inc. on August 17, 2006. Edgetech was is in the business of providing information technology (“IT”) security consulting services, and during fiscal 2004, began to sell security hardware. Edgetech operated from offices in Toronto, Canada. Edgetech is no longer selling security hardware as a result of a disposition of such operations in late 2005.

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

On October 18, 2006, Edgetech bought Data Management, Inc., a Nevada corporation (“DM”) in exchange for 25 million convertible preferred shares. The convertible shares used to acquire DM represent approximately 90% of the voting stock of Edgetech on a fully diluted basis. DM is an entity owned by two business entities (Southbase LLC and Advisors LLC) which are owned by Mr. Adam Radly and Mr. Paul Aunger, both officers, directors and controlling shareholders of Edgetech. DM had only fixed assets when acquired by Edgetech and no other assets, liabilities or operations.

Concurrently, Edgetech sold its wholly-owned subsidiary, Web’s Biggest Limited, to Advisors LLC in exchange for 25 million convertible preferred shares of Edgetech Services, Inc. held by Advisors LLC.

The 25 million convertible preferred shares given to buy DM are the same 25 million convertible preferred shares received from the sale of Web’s Biggest.

In connection with the DM and Web’s Biggest transactions, Southbase and Advisors agreed privately that Southbase would pay Advisors $100,000 for Advisors to convert their 25 million shares of convertible preferred stock issued in prior years, into common shares with 274,668,981 common shares to Advisors and 359,163,519 common shares to Southbase.

Prior to these transactions described above, the Company was controlled by Advisors LLC, an entity associated with Mr. Paul Aunger, an officer and director of the registrant. When the transactions described above were completed, this resulted in a change of control of the Company and the controlling shareholder became Southbase International Ltd., an entity owned by Mr. Adam Radly, an officer and director of the Company. Prior to these transactions, the unaffiliated shareholders of the Company owned approximately

10% of the Registrant and continue to own approximately 10% of the Company on a fully diluted basis.  The Board of Directors did not change as a result of the transactions described above. Mr Adam Radly is Chairman and CEO and Mr Paul Aunger is Secretary,  Treasurer and a director.

Inova is a technology holding company. During the fiscal year covered by this report, our subsidiary companies were Edgetech Services Inc., an Ontario corporation and DM. On May 1, 2007, Inova also acquired RightTag Inc., a manufacturer of radio frequency identification (“RFID”) products.

DM is based in Washington, D.C., and sells data management and storage products and services to large corporate and government customers.

Employees

The Company hires consultants on an independent contractor basis.

Item 2. Description of Property.

Inova does not own any property. Inova does not have a policy with respect to investments in real estate or interests in real estate, real estate mortgages, or securities of or interests in primarily engaged in real estate activities.

Item 3. Legal Proceedings

The Kims litigation

Two former officers and directors of Edgetech, Tae Ho Kim and Sang Ho Kim, filed suit against the Company and its Canadian subsidiary in March 2006 in the Ontario Superior Court of Justice. The Kims claimed in their lawsuit that the Company breached an alleged employment agreement with them, as well as the separation agreement that the Company and the Kims entered into upon the termination of the Kims’ employment with the Company. The lawsuit claims compensatory damages in the amount of CDN$694,000 and bad faith and punitive damages of CDN$800,000.

Following an investigation into the Kim’s’ management of the Company conducted by the Company’s legal counsel, the Company found that the Kims wrongfully retained Company property upon their separation from the Company and also issued themselves 25 million shares of Edgetech stock without complying with the terms of the corporate resolution granting them this stock. The Company believed that these actions represented a breach of fiduciary duty to the Company and a violation of the separation agreement. Furthermore, the Company believed that the Ontario court in which the Kims filed their lawsuit did not have jurisdiction over Inova. As a result, the Company believed that it had several strong defenses to the Kims’ lawsuit.

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

In May 2007, the court found that Inova had breached the settlement agreement and granted the Kims’ motion. The court entered judgment against Inova for $215,691. The company plans to appeal.

The Top Layer Networks litigation

In January 2006, Top Layer Networks, Inc., a provider of hardware to our Canadian hardware sales business, sued Inova (then named Edgetech Services Inc.) in United States District Court in Massachusetts. Top Layer alleges that Inova purchased hardware over the course of several years and has failed to pay for it. Top Layer’s complaint requests damages in the amount of approximately $154,000.

Edgetech has engaged counsel to defend the Top Layer lawsuit in Massachusetts. The Company’s defense is that Inova’s Canadian subsidiary (Edgetech Services Inc.) was the entity that purchased the hardware at issue, and that therefore, Inova (the Nevada corporation and parent company) is not liable for the account. The case is currently in the discovery phase. There is no trial date set in the case as of yet. The Company estimates it’s liability to be $10,000 and has accrued that as of April 30, 2007.

The Roy litigation

In February 2006, Mr. Charles Roy sued the Company in the Superior Court of the State of California for the County of Los Angeles. The lawsuit alleged that the Company breached a consulting agreement by not paying him the amounts contained in the agreement and sought monetary damages of $90,000.

At approximately the same time as Mr. Xavier Roy resigned as CEO, the Company discovered that Xavier Roy had executed the agreement. The agreement required the Company to pay Mr. Charles Roy $4,500 per month for 24 months. The agreement also states that the Company must pay a minimum of $108,000 in the event that Mr. Charles Roy is terminated.

The Company claimed that the agreement was procured by fraud and in breach of Xavier Roy’s fiduciary duty to the Company, and that as a result, Mr. Roy did not have authority to enter into the agreement.

The case was tried in April 2007, and the jury found that Inova breached the agreement with Charles Roy. The jury awarded a judgment of $127,500 against the Company. An appeal is being contemplated.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders through solicitation or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company’s common stock is traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “IVTH.OB” Our CUSIP No. is 45776L100 .

The following table lists the high and low closing sales prices for each quarter on the OTCBB for our common shares for the past two fiscal years. The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Date

High

Low

April 30, 2007

 .10

0

January 31, 2007

 .01

.01

October 31, 2006

 .02

.01

July 31, 2006

 .02

.01

April 30, 2006

0.02

0.01

January 30, 2006

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

RESULTS OF OPERATIONS FOR THE TWELVE MONTH PERIOD ENDED APRIL 30, 2007

Total revenues (net sales) increased from $ 1,391,923 for the twelve month period ending April 2006 to $ 1,615,187 for the twelve-month period ending April 30, 2007.  This is primarily the result of revenues produced from the assets acquired and new contracts of Data Management.

The Company’s selling, general and administrative expenses increased from $975,582 for the twelve months ending April 30, 2006 to $1,136,141 for the same period in 2007. This is primarily the result of the expenses for Web’s Biggest being categorized in income from discontinued operations.

Last fiscal year, the Company reported a net loss from operations in the amount of $443,466; this loss decreased to $130,239 for the fiscal year ended April 30, 2007. There would have been a profit but we accrued for a May 2007 judgment related to events that occurred prior to May 1, 2007 in excess of over $200,000.

On October 18, 2006, the Company bought Data Management, Inc., a Nevada corporation (“DM”) in exchange for 25 million of the Company’s convertible preferred shares (“DM Transaction”). The convertible shares used to acquire DM represent approximately 90% of the voting stock of Edgetech on a fully diluted basis. DM is an entity owned by two business entities (Southbase LLC and Advisors LLC) which are owned by Mr. Adam Radly and Mr. Paul Aunger, both officers, directors and majority shareholders of the Company.   DM had only fixed assets when acquired by Edgetech and no other assets, liabilities or operations.

Concurrently, the Company entered into an agreement to sell its wholly-owned subsidiary, Web’s Biggest Limited (“WB”), to Advisors LLC in exchange for 25 million convertible preferred shares of Edgetech Services, Inc. held by Advisors LLC (“WB Transaction”).  Advisors LLC is a company owned by Mr. Paul Aunger.

In connection with the DM and Web’s Biggest transactions, Southbase and Advisors agreed privately that Southbase would pay Advisors $100,000 for Advisors to convert their 25 million shares of convertible preferred stock issued in prior years, into common shares with 274,668,981 common shares to Advisors and 359,163,519 common shares to Southbase.

The 25 million convertible preferred shares used in the DM Transaction are the same 25 million convertible preferred shares received with regards to the WB Transaction. Accordingly, these transactions are viewed as one homogeneous transaction and treated as an exchange of Web’s Biggest net assets for DM’s net assets, akin to a like-kind exchange of assets.  However, the historical cost basis (less accumulated depreciation and amortization) of the net assets acquired from DM was significantly less than the net assets from that of WB by approximately $1,226,000.  Accordingly, the difference of $1,226,000 in historical cost basis of net assets was accounted for as a loss on exchange of assets and recorded within the accompanying consolidated statements of operations.   Also, the sale of WB was accounted for as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities for the twelve months ended April 30, 2006, did not generate adequate cash to meet our operating needs  and were partly funded by our borrowing of cash from related parties.

As of April 30, 2007, we had cash and cash equivalents totaling $22,847; total current assets were $571,013, total current liabilities were $1,201,463 and total stockholders’ deficit was $1,068,956.

Management believes existing cash together with any cash generated from operations will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months.  However, we may sell additional equity or debt securities or obtain credit facilities to further enhance our liquidity position and/or finance acquisitions, and the sale of additional equity securities could result in additional dilution to our stockholders.

Adam Radly, President, CEO and majority shareholder, has committed to loan money to the Company to pay undisputed liabilities as they come due should Inova not be able to otherwise fund its working capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Inova Technology, Inc.

(formerly Edgetech Services, Inc.)

Santa Monica, California

We have audited the accompanying consolidated balance sheet of Inova Technology, Inc., as of April 30, 2007 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of Inova’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inova as of April 30, 2007 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Inova Technology will continue as a going concern. As discussed in Note 3 to the financial statements, Inova Technology suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC

www.malone-bailey.com

Houston, Texas

August 25, 2007

George Brenner, CPA

A Professional Corporation

10680 W. PICO BOULEVARD, SUITE 260

LOS ANGELES, CALIFORNIA 90064

310/202-6445 – Fax 310/202-6494

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Edgetech Services, Inc. and Subsidiaries

I have audited the accompanying  consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows of Edgetech Services, Inc. and subsidiaries (the Company) for the year ended April 30, 2006.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended April 30, 2006 in conformity with U.S. generally accepted accounting principles.

George Brenner, CPA

Los Angeles, California

August 14, 2006

INOVA TECHNOLOGY, INC.
(formerly Edgetech Services, Inc.)
BALANCE SHEET
April 30, 2007

ASSETS
Current assets
Cash	$ 22,847
Restricted cash - escrow	339,758
Accounts receivable, net of allowance for bad debt of $35,000	208,408
Total current assets	571,013

Property and equipment, net of accumulated depreciation of $54,496	1,039

Total assets	$ 572,052

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$ 532,962
Accrued liabilities	5,811
Current maturities of long-term debt-related party	662,690
Total current liabilities	1,201,463

Long-term debt–related party, net of current maturities	439,545
Total liabilities	1,641,008

Stockholders' deficit
Convertible preferred stock, $0.001 par value; 25,000,000
shares authorized; none issued and outstanding	-
Common stock, $0.001 par value; 3,000,000,000 shares
authorized; 725,524,208 outstanding	725,524
Additional paid-in capital	(1,203,291)
Accumulated deficit	(591,189)
Total stockholders deficit	(1,068,956)
Total liabilities and stockholders’ deficit	$ 572,052

See summary or accounting policies and notes to consolidated financial statements.

INOVA TECHNOLOGY, INC.
(formerly Edgetech Services, Inc.)
STATEMENTS OF OPERATIONS

	Year ended April 30, 2007	Year ended April 30, 2006

Revenues	$ 1,615,187	$ 1,391,923

Cost of revenues	578,336	823,487
Loss on disposal of asset	-	17,783
Selling general and administrative	1,136,141	975,582
Loss from operations	(99,290)	(424,929)

Other income (expense)
Interest income	1,367	-
Other income	9,300	16,645
Interest expense	(41,616)	(35,182)

Loss from continuing operations	(130,239)	(443,466)

Income from discontinued operations	84,888	1,136,399
Loss from disposal of discontinued operations	(1,236,362)	-

Net income (loss)	(1,281,713)	692,933
Translation adjustment gain (loss)	(4,877)	4,877
Comprehensive income (loss)	$(1,286,590)	$697,810

Basic and diluted net loss per share from continuing operations	$ (0.00)	$ (0.00)
Basic and diluted net income (loss) per share from discontinued operations	(0.00)	0.00
Basic and diluted net income (loss) per share	(0.00)	0.00

Weighted average common shares outstanding	332,590,991	680,644,608

 See summary or accounting policies and notes to consolidated financial statements.

INOVA TECHNOLOGY, INC.
(formerly Edgetech Services, Inc.)
STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
Years ended April 30, 2006 and 2007
							Other
	Common Stock		Preferred Stock		Treasury	Paid in	Comp	Accumulated
	Shares	Par	Shares	Par	Stock	Capital	Income (loss)	Deficit	Total
Balance at April 30, 2005	-	$ -	-	$ -	$ -	$ -	$ -	$ (2,409)	$ (2,409)

Acquisition of Edgetech	70,288,450	70,288	25,000,000	25,000		(665,381)			(570,093)
Purchase of treasury shares					(4,715)				(4,715)
Translation adjustment							4,877		4,877
Net income								692,933	692,933

Balance at April 30, 2006	70,288,450	70,288	25,000,000	25,000	(4,715)	(665,381)	4,877	690,524	120,593

Shares issued to pay notes payable	21,264,758	21,265				71,061			92,325
Shares issued to acquire Data Management			25,000,000	25,000		(25,000)			-
Shares received for sale of Web’s Biggest, LTD			(25,000,000)	(25,000)		25,000			-
Reversal of treasury stock purchase	137,500	138			4,715	(138)			4,715
Preferred shares converted to common shares	633,833,500	633,833	(25,000,000)	(25,000)		(608,833)			-
Translation adjustment							(4,877)		(4,877)
Net loss								(1,281,713)	(1,281,713)

Balance at April 30, 2007	725,524,208	$ 725,524	-	$ -	$ -	$(1,203,291)	$ -	$(591,189)	$ (1,068,956)

See summary or accounting policies and notes to consolidated financial statements.

INOVA TECHNOLOGY, INC.
(formerly Edgetech Services, Inc.)
STATEMENTS OF CASH FLOW
	Year Ended	Year Ended
	April 30, 2007	April 30, 2006

CASH FLOWS OPERATING ACTIVITIES
Net income (loss)	$ (1,281,713)	$ 692,933
Less: (income) loss from discontinued operations	1,151,474	(1,136,399)
Loss from continuing operations	(130,239)	(443,466)
Adjustments to reconcile loss from continuing operations to net cash used in operations:
Depreciation	25,216	-
Changes in operating assets and liabilities:
Accounts receivable	402,095	(366,114)
Deferred income	-	45,336
Accounts payable and accrued expenses	28,475	88,134
Net cash from continuing operations	325,547	(676,110)
Net cash from discontinued operations	(1,278,943)	220,698
Net cash used in operating activities	(953,396)	455,412

CASH FLOW INVESTING ACTIVITIES
Escrow on Right Tag Acquisition	(339,758)	-
Cash loaned for loans receivable	-	(73,259)
Purchase of fixed assets	-	(10,477)
Net cash from continuing operations	(339,758)	(83,736)
Net cash from discontinued operations	73,259	-
Net cash used in investing activities	(266,499)	(83,736)

CASH FLOW FINANCING ACTIVITIES
Proceeds from notes payable-related party	1,167,557	44,248
Repayments of related party notes payable	(304,253)	(578,783)
Sale (purchase) of treasury stock	4,715	(4,715)
Net cash provided by financing activities of continuing operations	868,019	(539,250)

Effect of foreign currency translation	(4,877)	4,877
NET CHANGE IN CASH	(356,753)	(162,697)
CASH AT BEGINNING OF YEAR	379,600	542,297
CASH AT END OF YEAR	$ 22,847	$ 379,600

SUPPLEMENTAL INFORMATION:
Interest paid	$ 15,147	$ 26,282
Income taxes paid	-	-
NON CASH INVESTING AND FINANCING
Common stock issued for partial payment of notes payable	92,326	-
Preferred stock converted to common stock	25,000	-
Common stock issued for conversion of preferred stock	633,833

  See summary or accounting policies and notes to consolidated financial statements.

INOVA TECHNOLOGY, INC.

(formerly Edgetech Services, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ending April 30, 2007 and 2006

NOTE  1 - HISTORY AND ORGANIZATION OF THE COMPANY

Inova Technology, Inc.was incorporated in Nevada on May 16, 1997, as Newsgurus.com, Inc. and changed its name to Secure Enterprise Solutions Inc. on January 10, 2002, then to Edgetech Services Inc. and on August 17, 2006 to Inova Technology, Inc.

On June 1, 2005, Inova bought Web’s Biggest, Inc., a California Corporation, for 25,000,000 convertible preferred shares to the shareholders of Web’s Biggest in consideration for 100% of the outstanding capital of Web’s Biggest and $250,000 be used for general working capital of Inova. This transaction was recorded as a recapitalization of Inova. In substance the merger with Web’s Biggest is considered to be a capital transaction rather than a business combination. Consequently the transaction was considered to be a reverse merger and the accounting treatment was as if Web’s Biggest, Inc acquired Inova.

Each convertible preferred share was convertible into 25.3533 common shares of Inova with all the rights and privileges of the equivalent number of common shares prior and post conversion.

When completed, this transaction resulted in a change of control of Inova . After consummation of the merger,  Inova shareholders owned approximately 10% of the newly combined entity.

On October 18, 2006, Inova purchased 100% of outstanding capital stock of Data Management, Inc., a Nevada corporation (“DM”) from the DM shareholders in exchange for 25 million of Inova’s convertible preferred shares (“DM Transaction”). The convertible shares used to acquire DM represented approximately 90% of the voting stock of Inova on a fully diluted basis. DM was an entity owned by two business entities (Southbase LLC and Advisors LLC) which are owned by Mr. Adam Radly and Mr. Paul Aunger, both officers, directors and majority shareholders of Inova.  It was determined that DM was not a business and that the transaction was in substance the purchase of DM’s fixed assets and intangible assets.  Inova acquired no other tangible assets or liabilities of DM.  Due to the related party nature of the transaction, the assets purchased were brought over to Inova on their historical cost basis.

Concurrently, Inova sold its wholly-owned subsidiary, Web’s Biggest Limited (“WB”), to Advisors LLC in exchange for 25 million convertible preferred shares of Inova held by Advisors LLC (“WB Transaction”).  Advisors LLC is a company owned by Mr. Paul Aunger, a director and officer of Inova and accordingly, the transaction was not considered an arm’s length transaction.

The 25 million convertible preferred shares used in the DM Transaction were the same 25 million convertible preferred shares received with regards to the WB Transaction. Accordingly, these transactions are viewed as one homogeneous transaction and treated as an exchange of WB’s net assets for DM’s net assets, akin to a like-kind exchange of assets.  However, the historical cost basis

(less accumulated depreciation and amortization) of the net assets acquired from DM was significantly less than the net assets of WB by approximately $1,226,000.  Accordingly, the difference of $1,226,000 in historical cost basis of the net assets was accounted for as a loss on exchange of assets in the accompanying consolidated statements of operations.   This also resulted in the activity of WB being accounted for as discontinued operations.

In connection with the DM and WB transactions, Southbase and Advisors agreed privatley that Southbase would pay Advisors $100,000 for Advisors to convert their 25 million shares of convertible preferred stock issued in prior years, into common shares with 274,668,981 common shares to Advisors and 359,163,519 common shares to Southbase.  Prior to the transactions described above Inova was controlled by Advisors. When the transactions described above were completed, this resulted in a change of control of Inova and the controlling shareholder became Southbase.  Prior to these transactions, the unaffiliated shareholders of Edgetech owned approximately 10% of Inova and they continued to own approximately 10% on a fully diluted basis after these transactions. The Board of Directors did not change as a result of the transactions described above. Mr Adam Radly is Chairman and CEO and Mr Paul Aunger is Secretary,  Treasurer and a director.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

These consolidated financial statements include the accounts of Web’s Biggest Inc. (as discontinued operations, Inova Technology, Inc. (Nevada) and its wholly owned subsidiaries Edgetech Services Inc. (Ontario) and Data Management, Inc.  Significant inter-company accounts and transactions have been eliminated.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, Invoa considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable

Trade and other accounts receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily include trade receivables from customers in Canada.  Bad debt expense is recognized based on management’s estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts.  There was $35,000 allowance for doubtful accounts as of April 30, 2007.

Discontinued Operations

Inova presents the results of operations, financial position and cash flows of operations that have either been sold or that meet the criteria for "held for sale accounting" as discontinued operations. At the time an operation qualifies for held for sale accounting, the operation is evaluated to determine whether or not the carrying value exceeds its fair value less cost to sell. Any loss as a result of carrying value in excess of fair value less cost to sell is recognized in the period the operations meet held for sale accounting. Management judgment is required to (1) assess the criteria required to meet held for sale accounting, and (2) estimate fair value. Changes to the operation could cause it to no longer qualify for held for sale accounting and changes to fair value could result in an increase or decrease to previously recognized losses.

Property and equipment

Property and equipment are carried at cost, less accumulated depreciation and amortization. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Depreciation and amortization is provided principally on the straight-line basis method over the estimated useful lives of the assets.  When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are credited or charged to operations.

Stock based compensation

Inova adopted SFAS No. 123(R), on January 1, 2006 using the modified prospective method. SFAS 123(R) requires all share-based payments to employees, including stock options, to be expensed based on their fair value over the required award service period. Inova uses the straight line method to recognize compensation expense related to share-based payments. In prior years, Inova followed Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option awards to employees, which required recording share-based compensation expense for awards that were issued at exercise prices less than fair value at the date of grant. For Inova’s non-employees, share-based expense is recorded in accordance with Emerging Issues Task Force No.  96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquistion, or in Conjunction with Selling, Goods or Services.”  Inova had no options or warrants granted or outstanding as of April 30, 2007.

Revenue recognition

Inova considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured.  Inova has two sources of revenues: IT consulting services (from its wholly-owned subsidiary Edgetech Services Inc. (Ontario)) and sales of data management services (DM). IT consulting revenue and Data Management revenue is recognized when the services are rendered.

Income Taxes

Inova recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  Inova provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Web’s Biggest is an offshore corporation domiciled in the Bahamas and therefore is only liable to pay US taxes when funds are repatriated, therefore no taxation liability or provision was made for 2007 or 2006 as it applies to Web’s Biggest due to Web’s Biggest being disposed of in fiscal 2007 for no cash.  See note 1 for details.

Basic and diluted net income (loss) per share

Basic and diluted net income (loss) per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted income (loss) per share are the same due to the absence of common stock equivalents.

Foreign currency translation

The business operations of Inova’s Canadian subsidiary Edgetech Services Inc. (Ontario) are substantially transacted in Ontario and thus the functional currency is the Canadian dollar. These consolidated financial statements are stated in United States dollars. Assets and liabilities denominated in Canadian dollars are translated to United States dollars using the exchange rate in effect at the date of the financial statements. Revenue and expenses are translated to United States dollars using the average rate of exchange for the respective period.

Recent accounting pronouncements

Inova does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Inova’s results of operations, financial position or cash flow.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, Inova incurred losses from operations, has negative working capital and has negative cash flows from operations during fiscal 2007.  Adam Radly, President, CEO and majority shareholder, has committed to loan money to Inova to pay undisputed liabilities as they come due in the next 12 months should Inova not be able to otherwise fund its working capital requirements. These conditions raise substantial doubt as to Inova's ability to continue as a going concern. Management is trying to raise additional capital through sales of equity and debt. The financial statements do not include any adjustments that might be necessary if Inova is unable to continue as a going concern.

NOTE 4 - ESCROW FOR RIGHT TAG ACQUISITION

Inova placed $339,758 in escrow for the acquisition of Right Tag, Inc.  Such amount is reflected in restricted cash on the consolidated balance sheet.  The acquisition closed in early May 2007.  See note 12 for details.

NOTE 5 - DUE TO RELATED PARTIES

April 30, 2007
Due to Southbase, entity associated with the CEO, matures January 2010, monthly payments of $11,847, interest of 7%	$ 426,503
Due to IMSS, entity associated with the CEO & Secretary, matures January 2010, no interest, unsecured	186,382
Due to former officers, on demand, interest of 7%	10,118
Due to Directories, LLC, entity associated with the CEO & President, matures January 2010, monthly payments of $15,388, interest of prime + 3%, secured by receivables	202,142
Due to Directories, LLC, entity associated with the CEO & President, matures January 2010, monthly payments of $11,545, interest of prime + 2%, secured by receivables	277,090
Total due to related parties	$1,102,235

At April 30, 2007, future payments due on the above notes are as follows:

Fiscal

Amount

---------------

---------------

     2008

$      662,690

     2009

197,454

     2010

242,091

---------------

$1,102,235

=========

Other related party information:

Part of the related party notes of $202,142 and $277,090 relate to a factoring agreement the company has with Directories, LLC. The IBM invoices are put into this agreement so monies can be advanced to Inova before the customer pays, thereby facilitating payment of operating expenses.

NOTE 6 - MAJOR CUSTOMERS

Inova’s IT Consulting business has concentrations with respect to the volume of business conducted with major customers in Canada. For the year ended April 30, 2007, Inova made sales of $719,331 to a customer which were in excess of 10% of total sales for 2007.  For the year ended April 30,

2006, Inova made sales of $617,093 and $317,362 to two customers which were in excess of 10% of total sales for 2006.

At April 30, 2007, one customer accounted for 100% of accounts receivable.

NOTE 7 - CAPITAL TRANSACTIONS

In fiscal 2007, Inova issued 633,833,500 common shares for the conversion of 25 million preferred shares.  The conversion was in accordance with the original terms of the preferred stock agreement.

In fiscal 2007, 137,500 common shares that were purchased by Inova in fiscal 2006 for $4,715 in a treasury stock transaction were returned to the original investor for return of the $4,715.

In fiscal 2007, 21,264,758 common shares were issued to related parties as partial payments of their notes payable.  The value of the shares was $92,235 resulting in a reduction of the notes payable by that amount.

In fiscal 2007 Invoa issued 25 million shares of convertible preferred stock for the purchase of DM and received back the same 25 million shares of convertible preferred stock for the sale of WB.  See note 1 for details.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Inova’s principal offices are in the offices of Inova’s officers pursuant to verbal agreements on a rent-free month-to-month basis.

During  fiscal year 2007, Web’s Biggest Inc. operated from the offices of an entity associated with the CEO.  The cost of this lease was divided among both companies.  Rent expense was $15,973 and $86,295 for fiscal 2007 and 2006, respectively.

Litigation

The Kims litigation

Two former officers and directors of Inova, Tae Ho Kim and Sang Ho Kim, filed suit against Inova and its Canadian subsidiary in March 2006 in the Ontario Superior Court of Justice. The Kims claimed in their lawsuit that Inova breached an alleged employment agreement with them, as well as the separation agreement that Inova and the Kims entered into upon the termination of the Kims’ employment with Inova. In May 2007, the Kims were awarded $215,691, which has been accrued by Inova in accounts payable as of April 30, 2007. The company is planning to appeal.

The Top Layer Networks litigation

In January 2006, Top Layer Networks, Inc., a provider of hardware to Inova’s Canadian hardware sales business, sued Inova (then named Edgetech Services Inc.) in United States District Court in Massachusetts. Top Layer alleges that Inova purchased hardware over the course of several years and has failed to pay for it. Top Layer’s complaint requests damages in the amount of approximately

$154,000.  Inova estimates it will be obligated to pay $10,000, which has been accrued by Inova in accounts payable as of April 30, 2007.

The Roy litigation

In February 2006, Mr. Charles Roy sued Inova in the Superior Court of the State of California in the County of Los Angeles. The lawsuit alleged that Inova breached a consulting agreement by not paying Roy the amounts contained in the agreement and sought monetary damages of $90,000.  At approximately the same time as Mr. Xavier Roy resigned as CEO, Inova discovered that Xavier Roy had executed the agreement. The agreement required Inova to pay Mr. Charles Roy $4,500 per month for 24 months. The agreement also states that Inova must pay a minimum of $108,000 in the event that Mr. Charles Roy is terminated.  Inova claimed that the agreement was procured by fraud and in breach of Xavier Roy’s fiduciary duty to Inova, and that as a result, Mr. Roy did not have authority to enter into the agreement.  The case was tried in April 2007, and the jury found that Inova breached the agreement with Charles Roy. The jury awarded a judgment of $127,500 against Inova, which has been accrued by Inova in accounts payable as of April 30, 2007. The company is planning to appeal the decision.

NOTE 10 – SEGMENT INFORMATION

Inova has two reportable segments, one providing IT solutions and services, and one providing data management and storage.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance.

Edgetech Services

  Data Management

Totals

Net sales

$760,267

$854,920       $1,615,187

Operating income (loss)

358,904

 (228,665)

(130,239)

Net Interest Expense & Other           (32,316)

      1,367

30,949

The Data Management did not exist in fiscal 2006 and therefore, segment information is not applicable.

NOTE 11-DISCONTINUED OPERATIONS

As discussed in Note 1, Web’s Biggest, Inc, a consolidated subsidiary of Inova, was sold and accounted for as discontinued operations.  The following is a summary of the operating income from discontinued operations for fiscal 2007 and fiscal 2006.

	2007	2006
Revenue	620,049	1,434,792

Cost of Goods Sold	288,164	130,910

Expenses	246,781	181,456

Net Operating Income	84,672	1,122,426

Other Income

Interest Income	216	13,973

Net Income from discontinued operations	84,888	1,136,399

NOTE 12-SUBSEQUENT EVENTS

On May 1, 2007, Inova acquired Right Tag, Inc. from Right Tag’s shareholders for $325,000 plus an earn out paid to Mr. Chander and Right Tag’s other shareholders based on Right Tag’s gross profit over the next five years.  Right Tag manufactures standards compliant and durable RFID (Radio Frequency Identification) equipment and provides customer friendly RFID solutions.

Inova borrowed $100,000 from Southbase LLC  in addition to the $426,000 borrowed in fiscal 2007 (see note 5 for details) to pay for the acquisition of Right Tag, Inc. The note matures automatically 10 years from issuance if not already repaid by way of a demand clause allowing the investor to give Inova 30 day notice for repayment.  The note carries interest of 8%, is secured by all of Inova’s assets and can be converted at any time into Inova’s common stock at a conversion price of $0.026.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

The auditor for the Company for the fiscal year ended April 2006 was Brenner & Company. There were no disagreements with the Brenner & Company.

On February 15, 2007, the Company engaged De Joya Griffith & Company LLC as its independent accountant.  There were no disagreements with the De Joya Griffith & Company LLC.

On June 1, 2007, the Company engaged Malone & Bailey, P.C. (“Malone Bailey”) as the Company’s new principal accountant.  More information about this change is contained in the Form 8-K filed by the Company on June 26, 2007, which is incorporated by reference.

Item 8A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We maintain that the controls and procedures in place do provide reasonable assurance that all necessary disclosures are communicated as required.

At the end of the period covered by this Annual Report on Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Annual Report on Form 10-KSB has been made known to them in a timely fashion. In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended April 30, 2007, Malone & Bailey, PC identified deficiencies that existed in the design or operation of our internal control over financial reporting.

The deficiencies in our disclosure controls related to our ability to timely file our annual report (which was primarily due to the incapacitation of a prior auditor whose work was being contemplated for this report and some unusual, highly complex accounting treatments related to the purchase of Data Management) and several adjustments identified during the audit. Disclosure control deficiencies have been appropriately corrected in this Annual Report on Form 10-KSB. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

Item 8B. Other Information.

None.

PART III.

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Our directors and executive officers as of the date of this Report are as follows:

Name	Age	Position
Adam Radly	38	Chief Executive Officer, President
Paul Aunger	48	Treasurer, Secretary, Director
Jeffrey Mandelbaum	43	Director

Adam Radly, President, Chief Executive Officer and Chairman

Mr. Radly became Chief Financial Officer of Inova after the merger with Web’s Biggest. He had held the position of General Manager with Web’s Biggest prior to the merger. Mr. Radly became the Company’s Chief Executive Officer on November 22, 2005.

Mr. Radly was the founder and CEO of Isis Communications. While he was CEO of Isis, the company’s revenue increased from zero to $22 million, and Mr. Radly helped the company complete an IPO raising approximately $40 million. During his tenure, Isis completed eight acquisitions, and raised an additional $30 million from U.S. institutional investors in a secondary offering. Isis later merged with AAV Ltd. Mr. Radly is also the founder of XSIQ (International) Pty Ltd., a leading provider of K-12 education software and SponsorAnything.com, a leading sponsorship website (an Inova business).

Paul Aunger, Treasurer and Secretary

Mr. Aunger is the founder of Web’s Biggest and remained at Inova after the merger. He became a director and the Company’s Treasurer and Secretary on November 22, 2005.

Prior to founding Web’s Biggest, Paul founded News Canada Inc. in 1981. He was President of News Canada until it merged with MDC Communications Corporation in 1997. News Canada is one of Canada’s largest public relations organizations. Clients included General Motors, Ford, IBM, DuPont, Procter & Gamble, Sears, Kodak, General Mills, Heinz and Walt Disney. During the 16 years Paul was President, News Canada’s earnings before income tax (EBIT) averaged 37 percent and profits grew by an average of 18 percent per year

Jeffrey Mandelbaum, Director

Jeff was with Sybase, Inc. (NYSE: SY) from 1986-1996. As a member of the initial management team, he held a variety of positions in sales and executive management. In his most recent position at Sybase as CEO and President of Sybase Financial Services, Inc., he was responsible for worldwide customer and partner financing. Under Jeff’s leadership, Sybase Financial Services, Inc. closed over $900,000,000 in financing transactions between 1990 and 1996.

From 1996-1998, Jeff was Vice President of worldwide sales at Commerce One (NASDAQ: CMRC), a global leader in business-to-business electronic procurement solutions. At Commerce

One Jeff played a key role as a member of the initial management team where he built the worldwide sales organization and established the initial customer agreements.

From 1998-2000, Jeff was Vice President of Media Systems Sales for Real Networks (NASDAQ: RNWK), where he had line responsibilities for the Americas regions and drove strategic opportunities worldwide. Jeff consistently exceeded revenue and margin objectives while developing a top performing and increasing efficient sales and professional services organization.

Mr. Mandelbaum was Chairman and CEO of Global Media. He joined Global Media as President in January 2000, was promoted to CEO in May 2000 after gaining approval for NASDAQ National Market listing, and was later elected Chairman in October 2000. During his tenure, the company closed four financing and M&A transactions. Streaming Magazine named Jeff as one of the industry’s 25 most influential executives.

Jeff founded Software Growth Services in 2001 to leverage his experience and network to maximize value creation in high potential enterprise software, Internet, and new media businesses. Jeff has provided advisory services focused on strategy, sales and marketing, business development, and corporate finance services for leading private equity investors and their portfolio companies including Warburg Pincus, Kleiner Perkins Caufield & Byers, Sigma Partners, Jefferson Partners, Baker Capital, and Draper Atlantic.

The Board of Directors has determined that Mr. Mandelbaum is an independent director under applicable SEC rules. The full Board of Directors fulfills the role of the Audit Committee. We do not have an Audit Committee financial expert. The Board believes that due to the Company’s small size, an audit committee is unnecessary and would impose high costs in comparison to the potential benefits.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC” ) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish our Company with copies of all Section 16(a) forms they file.

Based on our review of the Section 16(a) forms filed with the SEC, no director, officer, or 10% beneficial owner of our securities failed to timely file any report required under Section 16(a). To our knowledge, none of the above persons failed to report a reportable transaction.

We do not have a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We have not adopted such a code of ethics because we have determined that such a code would be an unnecessary and bureaucratic practice given the small size of the Company's management.

There have been no changes to the procedures by which shareholders may recommend nominees to Inova’s board of directors.

We do not have an audit committee financial expert, because we do not have an audit committee. The full Board of Directors serves as the audit committee, and none of our directors satisfies the definition of an “audit committee financial expert” under applicable SEC rules.

Item 10. Executive Compensation.

The Company’s Chairman and Chief Executive Officer, Adam Radly has been allocated to receive $50,000, and Treasurer, Paul Aunger, $25,000. The Company has no other officers nor any other person for whom disclosure is required under this item.

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

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of July 31, 2007 by each person known by us to beneficially own 5% or more of our outstanding common stock; each of our directors; each of the Named Executive Officers; and all of our directors and Named Executive Officers as a group.

In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or debentures held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of July 31, 2007 are deemed outstanding.

Percentage of beneficial ownership is based upon 725,524,208 shares of common stock outstanding at July 31, 2007. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Adam Radly - CEO and related entities c/o Inova Technology Inc. 233 Wilshire Blvd, Suite 300 Santa Monica, CA 90401 Paul Aunger-Treasurer and related entities	359,163,519 Common Stock, $0.001 Par	50.50%
	274,668,981	38.62%

Item 12. Certain Relationships and Related Transactions.

On October 18, 2006, the Company entered into an agreement with the shareholders of Data Management, Inc., a Nevada corporation (“DM”) to acquire 100% of outstanding capital stock of DM in exchange for 25 million of the Company’s convertible preferred shares (“DM Transaction”). The convertible shares used to acquire DM represent approximately 90% of the voting stock of Inova on a fully diluted basis.

DM was an entity owned by two business entities (Southbase LLC and Advisors LLC) which are owned by Mr. Adam Radly and Mr. Paul Aunger, both officers and directors of the Company.

Concurrently with the DM Transaction, the Company entered into an agreement to sell its wholly-owned subsidiary, Web’s Biggest Limited (“WB”), to Advisors LLC in exchange for 25 million convertible preferred shares of Edgetech Services, Inc. (now Inova) held by Advisors LLC (“WB Transaction”).  Advisors LLC is a company owned by Mr. Paul Aunger, a director and officer of Inova.

Our Chairman and CEO, Adam Radly, has loaned the Company money several times during the past fiscal year. The largest amount outstanding under these loans is $426,503. The Company repaid $5,000 of principal on these amounts. Interest is accruing at the rate of _7_% per year.

DIRECTOR INDEPENDENCE

The Board of Directors has determined that Mr. Mandelbaum is an independent director under applicable SEC rules.

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

Item 14. Principal Accountant Fees and Services.

For the current fiscal year, audit and audit related fees were $______, including $40,000 estimated for current year audit.

AUDIT FEES

We estimate aggregate fees of $40,000 for this year's audit of our financial statements.  Last year, we were billed $25,000 for our year-end audit.

AUDIT-RELATED FEES

We estimate aggregate fees of $10,000 for assurance and related services by the former principal accountant that are reasonably related to the performance of the audit or review of our financial statements.  For Fiscal Year 2005, these fees were $10,000.

TAX FEES

We were billed aggregate fees of $2,000 for tax compliance, tax advice, and tax planning by our former principal accountant for this fiscal year. Last fiscal year, these fees were $2,000.

ALL OTHER FEES

This year, we were billed $0________ for products and services provided by our principal accountant not otherwise disclosed above, Last year, we were billed $_0______ for these products and services.

None of the above fees were subject to audit committee pre-approval requirements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INOVA TECHNOLOGY INC.

By:   /s/ Adam Radly

Adam Radly, President & CEO

Date: August 27, 2007

By:   /s/ Paul Aunger

Bob Bates, CFO -

Date:  August 27, 2007

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

REQUIRED BY RULE 13A - 14(A) OR RULE 15D - 14(A)

I, Adam Radly, Chief Executive Officer, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Inova Technology Inc.

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

Date:   August 27, 2007   /s/     Adam Radly

                                                                 -----------------------------------

                                                                 Chief Executive Officer

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

REQUIRED BY RULE 13A - 14(A) OR RULE 15D - 14(A)

I, Paul Aunger, Treasurer, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Inova Technology Inc.

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

Date:      : August 27, 2007                      /s/     Paul Aunger

------------------------------------

                                                                   TREASURER

Exhibit 32.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

REQUIRED BY RULE 13A - 14(B) OR RULE 15D - 14(B) AND 18 U.S.C. 1350

In connection with the Annual Report of Inova technology Inc. on Form 10-KSB for the period ended April 30, 2007, as filed with the Securities and Exchange Commission  on  the date hereof (the "Report" ), I, Adam Radly, Chief Executive  Officer of  the  Company,  certify, pursuant to 18 U.S.C. Sec. 1350, that:

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

                                      July 31, 2007

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

REQUIRED BY RULE 13A - 14(B) OR RULE 15D - 14(B) AND 18 U.S.C. 1350

In connection with the Annual Report of Inova technology Inc. on Form 10K-SB for the period ended April 30, 2007, as filed with the Securities and Exchange  Commission  on  the date hereof (the "Report" ), I, Paul Aunger, Treasurer of  the  Company,  certify, pursuant to 18 U.S.C. Sec. 1350, that:

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

                                    August 27, 2007

End of Filing