Form 10QSB
period 2007-07-31
Inova Technology Inc.
filed 2007-09-19
CIK 1088211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ______________ to _____________
	Commission file number	000-27397

INOVA TECHNOLOGY INC.
(Exact name of small business issuer in its charter)

Nevada	98-0204280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

233 Wilshire Blvd, suite 400, Santa Monica, CA, 90401
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ x ] Yes [   ] No

On September 11, 2007, the number of shares outstanding of the issuer’s common stock was 728,088,802

Transitional Small Business Disclosure Format (Check one):	Yes	No [ x ]

Inova Technology, Inc. & Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	July 31, 2007	April 30, 2007
ASSETS

Current assets
Cash	$46,698	$22,847
Restricted cash - escrow	-	339,758
Accounts receivable, net of allowance for bad debt of $35,000	181,238	208,408
Inventory	12,850	-
Prepaid expense and other current assets	4,089	-

Total current assets	244,875	571,013

Fixed assets, net of accumulated depreciation	3,254	1,039
Goodwill	436,572	-

Total assets	$684,701	$572,052

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$531,776	$532,962
Accrued liabilities	56,665	5,811
Loans payable	99,160	-
Current maturities of long-term debt - related parties	438,256	662,690

Total current liabilities	1,125,857	1,201,463

Long-term debt - related parties, net of current maturities	404,827	439,545

Total liabilities	1,530,684	1,641,008

Stockholders' deficit
Convertible preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 3,000,000,000 shares authorized; 728,088,802 and 725,524,208 shares issued and outstanding	728,089	725,524
Additional paid-in capital	(1,050,838)	(1,203,291)
Accumulated deficit	(523,234)	(591,189)

Total stockholders' deficit	(845,983)	(1,068,956)

Total liabilities and stockholders' deficit	$684,701	$572,052

Inova Technology, Inc. and subsidiaries

Consolidated Statements of Operations

For the three months ended July 31, 2007 and 2006

(Unaudited)

	07/31/07	07/31/06

Revenues	$385,112	$486,957

Cost of revenues	145,263	75,776
Selling general and administrative	140,197	33,598

Income from operations	99,652	377,583

Other income (expense)
Interest expense	31,695	-

Income from continuing operations	67,957	377,583
Loss from discontiuned operations	-	(30,849)

Net income	$67,957	$346,734

Basic and diluted net income per share from continuing operations	$0.00	$0.01
Basic and diluted net income (loss) per share from discontinuing operations	0.00	(0.00)
Basic and diluted net income per share	0.00	0.00

Weighted average common shares	725,524,208	70,383,450

Inova Technology, Inc. and subsidiaries

Consolidated Statements of Cash Flows

For the three months ended July 31, 2007 and 2006

(Unaudited)

	July 31, 2007	July 31, 2006

CASH FLOWS OPERATING ACTIVITIES
Net income	$67,957	$377,583
Less: loss from discontinued operations	-	(30,849)
Income from continuing operations	67,957	346,734

Adjustments to reconcile income from continuing operations
to cash provided by operations:
Amortization of debt discount	2,225	-
Changes in operating assets and liabilities:
Increase in A/P and accrued expenses	40,878	1,804
Decrease (increase) in accounts receivable	31,190	(303,193)
Increase (decrease) in deferred income	-	2,998
Decrease (increase) in inventory	540	-
Decrease (increase) in prepaid assets	10,784	1,233
Net cash provided by operating activities	153,574	49,576

CASH FLOW INVESTING ACTIVITIES
Purchase of fixed assets	(2,215)	-
Net cash used in investing activities	(2,215)	-

CASH FLOW FINANCING ACTIVITIES
Proceeds from loans	110,000	-
Repayments of loans	(237,508)	-
Net cash used in financing activities	(127,508)	-

NET CASH PROVIDED BY CONTINUING OPERATIONS	23,851	49,576
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	-	(30,849)

NET CHANGE IN CASH	23,851	18,727
CASH AT BEGINNING OF PERIOD	22,847	379,600
CASH AT END OF PERIOD	$46,698	$398,327

SUPPLEMENTAL INFORMATION:
Interest paid	$15,147	$26,282
Income taxes paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for conversion of loans	$46,163	$-
Discount on note payable from related party - BCF	54,427	-
Discount on note payable from related party - Warrants	54,428	-
Net liabilities assumed under the Right Tag acquisition	111,572	-

INOVA TECHNOLOGY INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Inova have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in Inova’s latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-KSB, have been omitted.

Goodwill and Intangible Assets

Inova applies the provisions of SFAS No. 142, "Goodwill and Intangible Assets" Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Inova incurred losses from operations, has negative working capital and has negative cash flows from operations. These conditions raise substantial doubt as to Inova's ability to continue as a going concern. Management is trying to raise additional capital through sales of equity and debt. The financial statements do not include any adjustments that might be necessary if Inova is unable to continue as a going concern.

NOTE 3 - LOANS FROM RELATED PARTIES

Loans payable from related parties consists of advances from existing shareholders. These notes are unsecured, bear interest at 7% to 11%, and are repayable in two to three years.  These notes are convertible into 137,209,302 shares of common stock at conversion prices ranging from $.003 to $.0258 per share.

During the first quarter of 2008, with the additional borrowings from a shareholder, Inova issued 21,000,000 warrants to purchase common stock of Inova to this shareholder.

These warrants are for a term of three years, have an exercise price of $.0033 and vest immediately. Fair value of $63,000 was calculated using the Black-Scholes Model. Variables used in the Black-Scholes option-pricing model during the three months ended July 31, 2007, include (1) 4.55% discount rate, (2) warrant life of three years, (3) expected volatility of 550%, and (4) zero expected dividends. The relative fair value of $54,428 was recorded as a discount to the note payable at July 31, 2007.

Inova analyzed the convertible notes and warrants for derivative accounting consideration under SFAS 133 and EITF 00-19. Inova determined that derivative accounting is not applicable.

Inova analyzed the convertible notes for beneficial conversion feature accounting consideratio under EITF 98-5 and EITF 00-27 and determined the conversion prices when adjusted for the relative fair value of the warrants were below the market trading price of Inova's common stock when the notes were issued, therefore creating a Beneficial Conversion Feature of $54,427 which was recorded as an additional discount to the notes payable at the issue date.

All discounts will be amortized over the life of the notes. A summary of the activity for the quarter is as follows:

Carrying amount of notes on April 30, 2007	$1,102,235
Add: gross proceeds from notes	110,000
Additional interest accrued	21,149
Less: beneficial conversion feature	(54,427)
Less: relative fair value of warrants granted	(54,428)
Less: repayments of notes	(283,671)
Add: amortization of discounts	2,225

Carrying amount of notes on July 31, 2007	$843,083

NOTE 4 - PURCHASE OF RIGHT TAG

On May 1, 2007, Inova acquired Right Tag, Inc. from Right Tag’s shareholders for $325,000 cash plus additional consideration paid to Right Tag’s shareholders based on Right Tag’s gross profit over the next five years.  Right Tag manufactures standards compliant and durable RFID (Radio Frequency Identification) equipment and provides customer friendly RFID solutions.  The entity was acquired in an effort for Inova to expand and pursue potentially profitable and strong investment opportunities.

The purchase price allocation is preliminary awaiting a final valuation of the assets acquired.  The estimated fair values of the assets acquired and the liabilities assumed at May 1, 2007 are as follows:

Cash	$646
Accounts receivable	4,020
Inventory	12,850
Prepaid expense	115
Goodwill	436,572
Accounts payable	(28,771)
Accrued liabilities	(1,812)
Shareholder loans	(99,160)

Total	$325,000

The results of this acquisition are included in the consolidated financial statements from the date of acquisition.  The following shows the unaudited pro forma results of operations as though the purchase of Right Tag had been completed on May 1, 2006:

	(Actual)
	Three Months	Three Months
	Ended	Ended
	July 31, 2007	July 31, 2006

Revenues	$385,112	$539,759

Income from continuing operations	67,957	376,796

Loss from discontiuned operations	-	(30,849)

Net income	67,957	345,947

Basic and diluted net income per share from continuing operations	0.00	0.01
Basic and diluted net income (loss) per share from discontinuing operations	-	(0.00)
Basic and diluted net income per share	0.00	0.00

Weighted average common shares	725,524,208	70,383,450

NOTE 5 - COMMON STOCK

During the first quarter of 2008, 2,564,594 common shares were issued to a related party as partial payment of a note payable.  The value of the shares was $46,163 resulting in a reduction of the note payable by that amount.

NOTE 6 - SEGMENT INFORMATION

Inova has three reportable segments, one providing IT solutions and services, one providing data management and storage and one which manufactures standards compliant and durable RFID (Radio Frequency Identification) equipment .  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance.

Edgetech

     DM               Right Tag                 Totals

Net sales

$35,468

$313,115

     $36,529

         $385,112

Expenses

154,978

 104,003

     58,534

          317,515

Operating income (loss)

from continuing operations       (119,510)

 209,112

    (22,005)

            67,597

NOTE 7 - COMMITMENT AND CONTINGENCIES

The Kims litigation:

Two former officers and directors of Inova, Tae Ho Kim and Sang Ho Kim, filed suit against Inova and its Canadian subsidiary in March 2006 in the Ontario Superior Court of Justice. The Kims claimed in their lawsuit that Inova breached an alleged employment agreement with them, as well as the separation agreement that Inova and the Kims entered into upon the termination of the Kims’ employment with Inova. In May 2007, the Kims were awarded $215,691, which has been accrued by Inova in accounts payable as of July 31, 2007. The company is planning to appeal.

The Top Layer Networks litigation:

In January 2006, Top Layer Networks, Inc., a provider of hardware to Inova’s Canadian hardware sales business, sued Inova (then named Edgetech Services Inc.) in United States District Court in Massachusetts. Top Layer alleges that Inova purchased hardware over the course of several years and has failed to pay for it. Top Layer’s complaint requests damages in the amount of approximately $154,000.  Inova estimates it will be obligated to pay $10,000, which has been accrued by Inova in accounts payable as of July 31, 2007.

The Roy litigation:

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

The agreement required Inova to pay Mr. Charles Roy $4,500 per month for 24 months. The agreement also states that Inova must pay a minimum of $108,000 in the event that Mr. Charles Roy is terminated.  Inova claimed that the agreement was procured by fraud and in breach of Xavier Roy’s fiduciary duty to Inova, and that as a result, Mr. Roy did not have authority to enter into the agreement.  The case was tried in April 2007, and the jury found that Inova breached the agreement with Charles Roy. The jury awarded a judgment of $127,500 against Inova, which has been accrued by Inova in accounts payable as of July 31, 2007. The Company has filed suit against both Xavier Roy and Charles Roy, alleging that they attempted to defraud the Company of approximately $108,000. This matter is ongoing.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JULY 31, 2007

Net revenues decreased from $486,957 in the three-month period ending July 31, 2006 to $385,112 for the three-month period ending July 31, 2007. This is  due to a focus by management on a large acquisition. A plan to fulfill orders in the backlog will occur in subsequent quarters.

Selling, general and administrative expenses increased from $33,598 for the three months ending July 31, 2007 to $140,197 for the same period in 2007.. These increased expenses are due to the Right Tag acquisition, interest expenses and professional fees associated with the various transactions.

Net income from continuing operations decreased from $377,583 for the three months ending July 31, 2006 to $67,958 for the same period in 2007. The decrease in profit is due to reduced revenues and increased expenses described above.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities for the three months ended July 31, 2007, have not generated adequate cash to meet our operating needs.  Our Chief Executive Officer has loaned the Company over $500,000 in order to make up for this shortfall in available cash. As of July 31, 2007, we had cash and cash equivalents totaling $46,698, and accounts receivable of $181,238.

Management believes that existing cash, cash equivalents and investments in marketable debt securities, together with any cash generated from operations will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months.  In order to make up for any shortfall, the Company’s CEO may continue to lend money to the Company; however, he is under no obligation to do so. If he does loan money to the Company, this will result in debt that eventually has to be repaid, which could impact our future cash flow.

Item 3. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Management has evaluated, with the participation of our Chief Executive Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report and concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion.  We identified deficiencies in our internal controls and disclosure controls related to the valuation of warrants granted and accounting for convertible notes and the related beneficial conversion feature. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Board of Directors. We believe that this effort is sufficient to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our Chief Executive Office and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

(b)  Changes in internal controls

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Litigation

The Kims litigation:

Two former officers and directors of Inova, Tae Ho Kim and Sang Ho Kim, filed suit against Inova and its Canadian subsidiary in March 2006 in the Ontario Superior Court of Justice. The Kims claimed in their lawsuit that Inova breached an alleged employment agreement with them, as well as the separation agreement that Inova and the Kims entered into upon the termination of the Kims’ employment with Inova. In May 2007, the Kims were awarded $215,691, which has been accrued by Inova in accounts payable as of July 31, 2007. The company is planning to appeal.

The Top Layer Networks litigation:

In January 2006, Top Layer Networks, Inc., a provider of hardware to Inova’s Canadian hardware sales business, sued Inova (then named Edgetech Services Inc.) in United States District Court in Massachusetts. Top Layer alleges that Inova purchased hardware over the course of several years and has failed to pay for it. Top Layer’s complaint requests damages in the amount of approximately $154,000.  Inova estimates it will be obligated to pay $10,000, which has been accrued by Inova in accounts payable as of July 31, 2007.

The Roy litigation:

In February 2006, Mr. Charles Roy sued Inova in the Superior Court of the State of California in the County of Los Angeles. The lawsuit alleged that Inova breached a consulting agreement by not paying Roy the amounts contained in the agreement and sought monetary damages of $90,000.  At approximately the same time as Mr. Xavier Roy resigned as CEO, Inova discovered that Xavier Roy had executed the agreement. The agreement required Inova to pay Mr. Charles Roy $4,500 per month for 24 months. The agreement also states that Inova must pay a minimum of $108,000 in the event that Mr. Charles Roy is terminated.  Inova claimed that the agreement was procured by fraud and in breach of Xavier Roy’s fiduciary duty to Inova, and that as a result, Mr. Roy did not have authority to enter into the agreement.  The case was tried in April 2007, and the jury found that Inova breached the agreement with Charles Roy. The jury awarded a judgment of $127,500 against Inova, which has been accrued by Inova in accounts payable as of July 31, 2007. The Company has filed suit against both Xavier Roy and Charles Roy, alleging that they attempted to defraud the Company of approximately $108,000. This matter is ongoing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Other Information

On August 17, 2007, the Company received notice from the Financial Industry Regulatory Authority (“FINRA”) that the Company’s stock would be removed from the Over the Counter Bulletin Board (“OTCBB”). The Company has requested a hearing, and pursuant to FINRA rules, the Company’s stock will not be removed from the OTCBB unless and until the hearing arbitrator has ruled that the Company’s stock is no longer eligible for OTCBB quotation.

Management of the Company believes that the Company should grow through acquisitions. As a result, Management is currently assessing various acquisition candidates in the Internet and information technology industry. However, there is no assurance that the Company will be able to successfully negotiate an acquisition with another company or raise sufficient capital to fund the acquisition. Even if such an acquisition is negotiated, the final result will depend on due diligence, financing, and regulatory and shareholder approvals, none of which are assured. In the event that the Company chooses to raise capital to fund an acquisition, the issue of new stock may significantly dilute shareholders. Shareholders and potential investors are therefore cautioned to rely only on Inova’s current financial condition and business operations without regard to the possibility of an acquisition.

Item 5. Exhibits

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: September 13, 2007                                        By: /s/ Adam Radly

                                                                                         --------------------------

                                                                                         Adam Radly

                                                                                         Chief Executive Officer

     Dated: September 13, 2007                                        By: /s/ Bob Bates

                                                                                         --------------------------

                                                                                         Bob Bates

                                                                                         Chief Financial Officer,

Exhibit 31.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

REQUIRED BY RULE 13A - 14(A) OR RULE 15D - 14(A)

I, Adam Radly, Chief Executive Officer, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Inova Technology Inc.

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

Date:	September 13, 2007	/s/ Adam Radly
Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

REQUIRED BY RULE 13A - 14(A) OR RULE 15D - 14(A)

I, Bob Bates, Chief Financial Officer, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Inova Technology Inc.

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

Date:	September 13, 2007	/s/ Bob Bates
Acting CFO

Exhibit 32.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

REQUIRED BY RULE 13A - 14(B) OR RULE 15D - 14(B) AND 18 U.S.C. 1350

In connection with the Quarterly Report of Inova Technology Inc.

On Form 10-QSB for the period ended July 31, 2007, as filed with the Securities and Exchange  Commission  on  the date hereof (the “Report” ), I, Adam Radly, Chief Executive  Officer of  the  Company,  certify, pursuant to 18 U.S.C. Sec. 1350, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Adam Radly

-----------------------------

Adam Radly

Chief Executive Officer

September 13, 2007

Exhibit 32.2

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

REQUIRED BY RULE 13A - 14(B) OR RULE 15D - 14(B) AND 18 U.S.C. 1350

In connection with the Quarterly Report of Inova Technology Inc.

On Form 10-QSB for the period ended July 31, 2007, as filed with the Securities and Exchange  Commission  on  the date hereof (the “Report” ), I, Bob Bates, Chief Financial  Officer of  the  Company,  certify, pursuant to 18 U.S.C. Sec. 1350, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Bob Bates

-----------------------------

Bob Bates

Chief Financial Officer

September 13, 2007