Form 10QSB
period 2007-10-31
Inova Technology Inc.
filed 2008-02-25
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number 000-27397

INOVA TECHNOLOGY INC.
(Exact name of small business issuer in its charter)

Nevada	98-0204280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

233 Wilshire Blvd, Suite 400, Santa Monica, CA, 90401
(Address of principal executive offices)

89146	(310) 857-6666
(Postal Code)	(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒   Yes   ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes   ☐ No

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 758,682,436

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	10/31/2007	4/30/2007
ASSETS

Current assets
Cash	$24,890	$22,847
Restricted cash - escrow	-	339,758
Accounts receivables	84,689	208,408
Inventory	12,578	-
Prepaid and other current assets	3,974	-

Total current assets	126,131	571,013

Fixed assets	3,254	1,039
Goodwill	436,572	-
Deposit on acquisition of Desert	100,000	-

Total assets	$665,957	$572,052

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$544,033	$532,962
Accrued liabilities	25,699	5,811
Current maturities of long-term debt - related parties	596,343	662,690
Short term debt	99,160	-

Total current liabilities	1,265,235	1,201,463

Long term debt - related parties, net of current maturities	277,173	439,545

Total liabilities	1,542,408	1,641,008

Stockholders' deficit
Convertible preferred stock, $0.001 par value; 25,000,000
shares authorized; none issued and outstanding
Common stock, $0.001 par value; 3,000,000,000 shares
authorized; 758,682,436 shares and 725,524,208
shares issued and outstanding, respectively	758,682	725,524
Additional paid-in capital	(897,869)	(1,203,291)
Retained deficit	(737,264)	(591,189)

Total stockholders' deficit	(876,451)	(1,068,956)

Total liabilities and stockholders' deficit	$665,957	$572,052

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Operations
For the three and nine months ended October 31, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	10/31/07	10/31/06	10/31/07	10/31/06
Revenues	$90,954	$105,519	$476,066	$645,278

Cost of revenues	(65,255)	(106,462)	(210,518)	(199,222)
Operating expenses	(112,566)	(147,035)	(235,623)	(213,957)

Operating loss	(86,867)	(147,978)	29,925	232,099

Other income (expense):
Interest income	-	141	-	141
Interest expense	(127,163)	-	(175,998)	(3,281)

Income (loss) from continuing operations	(214,030)	(147,837)	(146,073)	228,959

Loss from discontinuing operations	-	311,624	-	281,561

Net income (loss)	$(214,030)	$163,787	$(146,073)	$510,520

Basic and diluted income (loss) per share:

From continuing operations	$(0.00)	$(0.00)	$(0.00)	$0.00
From discontinued operations	$-	$0.00	$-	$0.00
Total	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average common shares	725,864,137	703,983,450	725,694,173	698,142,579

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the six months ended October 31, 2007 and 2006
(Unaudited)

	10/31/07	10/31/06
CASH FLOWS OPERATING ACTIVITIES
Net loss	$(146,073)	$510,520
Add: income (loss) from discontinued operations	-	281,561

Loss from continuing operations	(146,073)	228,959

Additional shares issued for conversion of debt	80,150	-
Depreciation and amortization expense	9,129	-
Changes in operating assets and liabilities:
Increase (decrease) in A/P and accrued expenses	40,736	(94,939)
Decrease (increase) in accounts receivable	127,739	(40,024)
Increase (decrease) in deferred income	-	7,862
Increase (decrease) in accrued expense	58,305	(11,446)
Increase (decrease) in inventory	272	-
Decrease (increase) in prepaid expense and other current assets	335,899	-

Net cash provided by (used in) operating activities - continuing operations	506,157	(138,547)

CASH FLOW INVESTING ACTIVITIES
Increase (decrease) in loans receivable	-	19,324
Investment in Desert	(100,000)	-
Purchase of Right-Tag	(325,000)	-
Purchase of fixed assets	(2,215)	-

Net cash provided by (used in) investing activities - continuing operations	(427,215)	19,324

CASH FLOW FINANCING ACTIVITIES
Proceeds from notes payable - related parties	273,396	70,459
Proceeds from APIC	-	276,684
Repayment of notes payable - related parties	(350,295)	(104,210)

Net cash provided by (used in) financing activities - continuing operations	(76,899)	242,933

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	2,043	352,669

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	-	281,561

NET CHANGE IN CASH	2,043	634,230

CASH AT BEGINNING OF PERIOD	22,847	379,600

CASH AT END OF PERIOD	$24,890	$1,013,830

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$19,320
Income tax paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for conversion of loans	$92,324	$-
Shares issued for accounts payable - related parties	57,250	-
Discount on notes payable from related parties - BCF	54,427	-
Discount on notes payable from related parties - Warrants	54,428	-
Net liabilities assumed under the Right-Tag Acquisition	111,572	-

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

During the first quarter of fiscal 2008, with the additional borrowings from a shareholder, Inova issued 21,000,000 warrants to purchase common stock of Inova to this shareholder.

These warrants are for a term of three years, have an exercise price of $.0033 and vest immediately. Fair value of $63,000 was calculated using the Black-Scholes Model. Variables used in the Black-Scholes option-pricing model during the three months ended October 31, 2007, include (1) 4.55% discount rate, (2) warrant life of three years, (3) expected volatility of 550%, and (4) zero expected dividends. The relative fair value of $54,428 was recorded as a discount to the note payable at October 31, 2007.

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

All discounts will be amortized over the life of the notes using the effective interest method. A summary of the activity for the six month ended October 31, 2007 is as follows:

Carrying amount of notes on April 30, 2007	$1,102,235
Add: gross proceeds from notes	273,396
Additional interest accrued	40,231
Less: beneficial conversion feature	(54,427)
Less: relative fair value of warrants granted	(54,428)
Less: repayments of notes	(442,619)
Add: amortization of discounts	9,128

Carrying amount of notes on October 31, 2007	$873,516

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

The purchase price allocation is preliminary awaiting a final valuation of the assets acquired.  The estimated fair values of the assets acquired and the liabilities assumed at May 1, 2007 are as follows:

Cash	$646
Accounts receivable	4,020
Inventory	12,850
Prepaid expense	115
Goodwill	436,572
Accounts payable	(28,231)
Accrued liabilities	(1,812)
Shareholder loans	(99,160)

Total	$325,000

The results of this acquisition are included in the consolidated financial statements from the date of acquisition.  The following shows the unaudited pro forma results of operations as though the purchase of Right Tag had been completed on May 1, 2006:

	(Actual)
	Six Months	Six Months
	Ended	Ended
	October 31, 2007	October 31, 2006
Revenues	$476,066	$561,579

Loss from continuing operations	(146,073)	(100,206)

Loss from discontinued operations	-	280,775

Net income	$(146,073)	$180,569

Basic and diluted net income per share from continuing operations	$0.00	$0.00
Basic and diluted net income (loss) per share from discontinued operations	(0.00)	(0.00)
Basic and diluted net income per share	0.00	0.00

Weighted average common shares	726,806,505	703,983,450

NOTE 5 - COMMON STOCK

During the six months ended October 31, 2007, 33,158,228 common shares were issued to a related party as partial payment of a note payable and account payable with carrying values totaling $149,575 The fair value of the shares was $229,725. Inova recognized additional interest expense of $80,150 as a result of these share issuances.

NOTE 6 - COMMITMENT AND CONTINGENCIES

The Kims litigation:

Two former officers and directors of Inova, Tae Ho Kim and Sang Ho Kim, filed suit against Inova and its Canadian subsidiary in March 2006 in the Ontario Superior Court of Justice. The Kims claimed in their lawsuit that Inova breached an alleged employment agreement with them, as well as the separation agreement that Inova and the Kims entered into upon the termination of the Kims’ employment with Inova. In May 2007, the Kims were awarded $215,691, which has been accrued by Inova in accounts payable as of October 31, 2007. The company is planning to appeal.

The Top Layer Networks litigation:

In January 2006, Top Layer Networks, Inc., a provider of hardware to Inova’s Canadian hardware sales business, sued Inova (then named Edgetech Services Inc.) in United States District Court in Massachusetts. Top Layer alleges that Inova purchased hardware over the course of several years and has failed to pay for it. Top Layer’s complaint requests damages in the amount of approximately $154,000.  Inova estimates it will be obligated to pay $10,000, which has been accrued by Inova in accounts payable as of October 31, 2007.

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

The agreement required Inova to pay Mr. Charles Roy $4,500 per month for 24 months. The agreement also states that Inova must pay a minimum of $108,000 in the event that Mr. Charles Roy is terminated.  Inova claimed that the agreement was procured by fraud and in breach of Xavier Roy’s fiduciary duty to Inova, and that as a result, Mr. Roy did not have authority to enter into the agreement.  The case was tried in April 2007, and the jury found that Inova breached the agreement with Charles Roy. The jury awarded a judgment of $127,500 against Inova, which has been accrued by Inova in accounts payable as of October 31, 2007. The Company has filed suit against both Xavier Roy and Charles Roy, alleging that they attempted to defraud the Company of approximately $108,000. This matter is ongoing.

Note 7 - SUBSEQUENT EVENTS

Inova closed the acquisition of Desert Communications

Inova signed a definitive agreement to acquire Texas-based Desert Communications (“Desert”) for $5.5 million ($3.2 million to be paid in cash and $2.3 million to be paid under a three-year note payable). During the quarter ended October 31, 2007, the Company deposited $100,000 on the Desert acquisition. The acquisition closed on December 21, 2007.

Desert provides IT services to a customer base that primarily consists of Texas based school districts, local government entities and corporations. Services provided by Desert include IT network and communications services, network design, implementation and maintenance.

Funding for the acquisition was obtained from IBM and Boone Opportunity Lenders (“Boone”). IBM provided a $2.5 million line of credit and Boone Opportunity Lenders provided a $2 million debenture. Southbase LLC (a company related to the CEO, Mr Adam Radly) has also agreed to convert $600,000 of outstanding note I into stock of the Company.

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

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived assets”, the divestiture of Web’s Biggest, Inc. qualifies as discontinued operations, and accordingly, the Company has reported the results of operations and financial position of this business in discontinued operations within the statements of operations and balance sheets for all periods presented.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2007

Net revenues decreased from $105,919 in the three-month period ending October 31, 2006 to $90,954 for the three-month period ending October 31, 2007. This is due to a reduction in marketing over the same period.

Operating expenses decreased from $147,035 for the three months ending October 31, 2006 to $112,566 for the same period in 2007.

Net loss from continuing operations increased from $(147,837) for the three months ending October 31, 2006 to $(214,030) for the same period in 2007. The decrease in profit is due to reduced revenues and increased expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities for the three months ended October 31, 2007, have not generated adequate cash to meet our operating needs.  Our Chief Executive Officer has loaned the Company over $500,000 in order to make up for this shortfall in available cash. As of October 31, 2007, we had cash and cash equivalents totaling $24,890, and accounts receivable of $84,689.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Other Information

On May 1, 2007, Inova acquired Right Tag, Inc, a manufacturer and supplier of standards compliant and durable RFID (Radio Frequency Identification) equipment, from Right Tag’s shareholders for $325,000 cash plus additional consideration paid to Right Tag’s shareholders based on Right Tag’s gross profit over the next five years.  Right Tag manufactures standards compliant and durable RFID (Radio Frequency Identification) equipment and provides customer friendly RFID solutions.  The entity was acquired in an effort for Inova to expand and pursue potentially profitable and strong investment opportunities.

The purchase price allocation is preliminary awaiting a final valuation of the assets acquired.  The estimated fair values of the assets acquired and the liabilities assumed at May 1, 2007 are as follows:

Cash	$646
Accounts receivable	4,020
Inventory	12,850
Prepaid expense	115
Goodwill	436,572
Accounts payable	(28,231)
Accrued liabilities	(1,812)
Shareholder loans	(99,160)

Total	$325,000

The results of this acquisition are included in the consolidated financial statements from the date of acquisition.  The following shows the unaudited pro forma results of operations as though the purchase of Right Tag had been completed on May 1, 2006:

	(Actual)
	Six Months	Six Months
	Ended	Ended
	October 31, 2007	October 31, 2006
Revenues	$476,066	$561,579

Loss from continuing operations	(146,073)	(100,206)

Loss from discontinued operations	-	280,775

Net income	$(146,073)	$180,569

Basic and diluted net income per share from continuing operations	$ (0.00)	$ (0.00)
Basic and diluted net income (loss) per share from discontinued operations	(0.00)	(0.00)
Basic and diluted net income per share	(0.00)	0.00

Weighted average common shares	726,806,505	703,983,450

Item 5. Exhibits

(A) Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a - 14(a) or Rule 15d - 14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a - 14(a) or Rule 15d - 14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a - 14(b) or Rule 15d - 14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a - 14(b) or Rule 15d - 14(b) and 18 U.S.C. 1350.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 15, 2008	By:	/s/ Adam Radly
Adam Radly Chief Executive Officer

Dated: February 15, 2008	By:	/s/ Bob Bates
Bob Bates Chief Financial Officer,