Form 10QSB
period 2008-01-31
Inova Technology Inc.
filed 2008-03-24
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 949,217,911

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

Inova Technology, Inc. and Subsidiaries
Balance Sheets
(Unaudited)

	1/31/2008	4/30/2007
ASSETS
Current assets
Cash	$295,687	$22,847
Restricted cash - escrow		339,758
Accounts receivables	2,472,877	208,408
Inventory	334,085	-
Prepaid and other current assets	28,751	-

Total current assets	3,131,400	571,013

Fixed assets	166,692	1,039
Goodwill	4,711,572	-
Deposit on acquisition of Desert		-

Total assets	$8,009,664	$572,052

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,410,032	$532,962
Accrued liabilities	221,478	5,811
Current maturities of long-term debt	4,435,395	662,690
Deferred income	390,568
Short term debt	99,160	-

Total current liabilities	6,556,633	1,201,463

Long term debt - net of current maturities	1,724,468	439,545

Total liabilities	8,281,101	1,641,008

Stockholders' deficit
Convertible preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued and outstanding
Common stock, $0.001 par value; 3,000,000,000 shares authorized; 949,217,911 shares and 725,524,208 shares issued and outstanding, respectively	949,219	725,524
Additional paid-in capital	367,803	(1,203,291)
Retained deficit	(1,588,459)	(591,189)

Total stockholders' deficit	(271,437)	(1,068,956)

Total liabilities and stockholders' deficit	$8,009,664	$572,052

Consolidated Statements of Operations
For the three and nine months ended January 31, 2008 and 2007
(Unaudited)
	Three Months Ended		Nine Months Ended
	01/31/08	01/31/07	01/31/08	01/31/07

Revenues	$1,018,853	$575,652	$1,494,919	$978,757

Cost of revenues	(676,320)	(473,055)	(886,838)	(408,197)
Operating expenses	(752,705)	(254,104)	(1,007,178)	(412,724)

Operating loss	(410,172)	(151,507)	(399,097)	157,836

Other income (expense):
Loss on exchange of business assets	-	(1,226,061)	-	(1,226,061)
Interest income	-	-	-	-
Interest expense	(441,022)	(20,490)	(598,170)	(20,273)

Income (loss) from continuing operations	(851,194)	(1,398,058)	(997,267)	(1,088,498)

Loss from discontinued operations	-	(38,124)	-	84,888

Net income (loss)	$(851,194)	$(1,436,182)	$(997,267)	$(1,003,610)

Basic and diluted income (loss) per share:

From continuing operations	$(0.00)	$(0.02)	$(0.00)	$(0.02)
From discontinued operations	-	(0.00)	-	0.00
Total	(0.00)	(0.02)	(0.00)	(0.01)

Weighted average common shares	758,682,436	70,288,450	737,431,815	70,288,450

Consolidated Statements of Cash Flows
For the nine months ended January 31, 2008 and 2007
(Unaudited)

	01/31/08	01/31/07

CASH FLOWS OPERATING ACTIVITIES
Net loss	$(997,267)	$(1,003,610)
Add: income (loss) from discontinued operations	-	(84,888)

Loss from continuing operations	(997,267)	(1,088,498)

Fair value of shares issued for interest expense	268,444	-
Management fee expense carried as related party note payable	45,000	-
Depreciation and amortization expense	208,690	-
Changes in operating assets and liabilities:
Increase (decrease) in A/P and accrued expenses	829,139	(211,747)
Decrease (increase) in accounts receivable	146,246	342,691
Increase (decrease) in deferred income	390,568	(157,622)
Increase (decrease) in inventory	(27,952)	-
Decrease (increase) in prepaid expense and other current assets	317,776	-

Net cash provided by (used in) operating activities - continuing operations	1,180,644	(1,115,176)

CASH FLOW INVESTING ACTIVITIES
Purchase of Desert Communications	(3,725,000)	-
Purchase of Right-Tag	(325,000)	-
Receipt of funds for loans receivable	-	73,259
Purchase of fixed assets	(2,215)	(3,055)

Net cash provided by (used in) investing activities - continuing operations	(4,052,215)	70,204

CASH FLOW FINANCING ACTIVITIES
Proceeds from notes payable	3,920,510	678,254
Capital contributions	15,520	-
Repayment of notes payable	(791,619)	(11,938)

Net cash provided by (used in) financing activities - continuing operations	3,144,411	666,316

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	272,840	(378,656)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	-	-

NET CHANGE IN CASH	272,840	(378,656)
CASH AT BEGINNING OF PERIOD	22,847	379,600

CASH AT END OF PERIOD	$295,687	$944

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income tax paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for conversion of loans	$692,324	$-
Shares issued for accounts payable - related parties	57,250	-
Discount on notes payable from related parties -BCF	54,427	-
Discount on notes payable from related parties -Warrants	541,628	-
Net liabilities assumed under the Right-Tag Acquisition	111,572	-
Net assets acquired under the Desert Acquisition	1,662,326	-
Seller financing of Desert Acquisition	2,475,000	-

INOVA TECHNOLOGY INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Inova have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in Inova’s latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-KSB, have been omitted.

Goodwill and Intangible Assets

Inova applies the provisions of SFAS No. 142, "Goodwill and Intangible Assets". Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Inova incurred losses from operations, has negative working capital and has negative cash flows from operations. These conditions raise substantial doubt as to Inova's ability to continue as a going concern. Management is trying to raise additional capital through sales of equity and debt. These financial statements do not include any adjustments that might be necessary if Inova is unable to continue as a going concern.

NOTE 3 - PURCHASE OF RIGHT TAG AND DESERT COMMUNICATIONS

On May 1, 2007, Inova acquired Right Tag, Inc. for $325,000 cash plus additional consideration paid to Right Tag’s shareholders based on Right Tag’s gross profit over the next five years.  Right Tag manufactures standards compliant and durable RFID (Radio Frequency Identification) equipment and provides customer friendly RFID solutions.  The entity was acquired in an effort for Inova to expand and pursue potentially profitable and strong investment opportunities in the RFID industry.

The purchase price allocation is preliminary awaiting a final valuation of the assets acquired.  The estimated fair values of the assets acquired and the liabilities assumed at May 1, 2007 are as follows:

Cash	$646
Accounts receivable	4,020
Inventory	12,850
Prepaid expense	115
Goodwill	436,572
Accounts payable	(28,231)
Accrued liabilities	(1,812)
Shareholder loans	(99,160)

Total	$325,000

On December 21, 2007, Inova acquired Texas-based Desert Communications (“Desert”) for $5.9 million ($3.2 million cash, a $2.5 million notes payable and a $0.2 million payable).

Desert provides IT services to a customer base that primarily consists of Texas based school districts, local government entities and corporations. Services provided by Desert include IT network and communications services, network design, implementation and maintenance.

Funding for the acquisition was obtained from IBM and Boone Opportunity Lenders (“Boone”). IBM provided $1.4 million of a $2.5 million line of credit and Boone Opportunity Lenders provided a $1.8 million debenture. IBM’s line of credit and Boone’s loans are secured by all of Inova’s and Inova’s subsidiaries assets. Inova also signed a $2.5 million promissory note payable to the previous owners of Desert. See Note 5 for more details.

The purchase price allocation is preliminary awaiting a final valuation of the assets acquired.  The estimated fair values of the assets acquired and the liabilities assumed at December 21, 2007 are as follows:

Cash	$2,222,632
Accounts receivable	2,406,695
Inventory	293,283
Prepaid expense	6,654
Fixed assets	167,139
Goodwill	4,275,000
Accounts Payable and accrued liabilities	(3,434,077)

Total	$5,937,326

The results of these acquisitions are included in the consolidated financial statements from the date of acquisition.  The following shows the unaudited pro forma results of operations as though the purchases of Right Tag and Desert had been completed on May 1, 2006:

	(Proforma) Nine Months Ended January 31, 2008	(Proforma) Nine Months Ended January 31, 2007
Revenues	$11,099,452	$12,925,458
Income (Loss) from continuing operations	(125,444)	761,675
Loss from discontinued operations	-
Net income	(125,444)	761,675
Basic and diluted net income per share from continuing operations	$(0.00)	$0.00
Basic and diluted net income (loss) per share from discontinued operations	(0.00)	0.00
Basic and diluted net income per share	(0.00)	0.00
Weighted average common shares	737,431,815	70,288,450

NOTE 4 – LOANS FROM RELATED PARTIES

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

These warrants are for a term of three years, have an exercise price of $.0033 and vest immediately. Fair value of $63,000 was calculated using the Black-Scholes Model. Variables used in the Black-Scholes option-pricing model during the three months ended January 31, 2008, include (1) 4.55% discount rate, (2) warrant life of three years, (3) expected volatility of 550%, and (4) zero expected dividends. The relative fair value of $54,428 was recorded as a discount to the note payable at January 31, 2008.

Inova analyzed the convertible notes and warrants for derivative accounting consideration under SFAS 133 and EITF 00-19. Inova determined that derivative accounting is not applicable.

Inova analyzed the convertible notes for beneficial conversion feature accounting consideration under EITF 98-5 and EITF 00-27 and determined the conversion prices when adjusted for the relative fair value of the warrants were below the market trading price of Inova's common stock when the notes were issued, therefore creating a Beneficial Conversion Feature of $54,427 which was recorded as an additional discount to the notes payable at the issue date.

In December 2007, Southbase LLC (a company related to the CEO, Mr. Adam Radly, agreed to convert $719,032 of cash loaned to the company plus the interest accrued on the loan into 185,964,912 common shares of the company. As the result of the conversion, Inova recognized the remaining discounts of $99,727 during the nine months ended January 31, 2008.

All discounts will be amortized over the life of the notes using the effective interest method. A summary of the activities for the nine month ended January 31, 2008 is as follows:

Carrying amount of notes on April 30, 2007	$1,102,235
Add: gross proceeds from notes	318,396
Additional interest accrued	53,231
Less: beneficial conversion feature	(54,427)
Less: relative fair value of warrants granted	(54,428)
Less: repayments of notes	(394,324)
Less: repayments of notes by share issuances	(857,520)
Add: amortization of discounts	108,855

Carrying amount of notes on January 31, 2008	$222,018

NOTE 5 - NOTES PAYABLE

In December 2007, a note payable of $1,792,000 was issued at a rate of 11.25% for 1.25 years by Boone Opportunity Lenders.

This loan has the following financial requirements:

1) Maintain availability under IBM $2.5 million line of credit of $250,000 or greater;

2) EBITDA of $1.7 million for 12 month period ending December 31, 2008 and $300,000 for each 3-month period beginning December 31, 2007;

3) No concentration above $2.5 million to any supplier through the IBM facility;

4) No concentration above 20% to any single customer;

5) No single accounts payable more than the greater of $300,000 or 20% of the accounts receivable balance under 60 days. The portion beyond 90 days past due must be less than 10% of the total accounts receivable.

As of January 31, 2008, the minimum time to measure had not elapsed, therefore, no determination of compliance was made as of that date.

167,279,258 warrants were issued to Boone with this note. The warrants expire in March 2012. 162,672,600 warrants have an aggregated exercise price of $200 and 4,606,658 warrants have an exercise price of $0.026 per share. The fair value of these warrants was calculated using the Black-Scholes Model include (1) 3.48% discount rate, (2) warrant life of 5 years, (3) expected volatility of 550%, and (4) zero expected dividends. The relative fair value and a discount of $487,200 was recorded at January 31, 2008.

Inova signed a put option agreement with Boone whereby anytime between June 10, 2010 and June 10, 2012, Boone can require Inova to repurchase from Boone up to 167,279,258 shares of Common Stock for $1,280,000. If at the time the Put is exercised, Boone was required to use the guaranty under the debenture, the repurchase price for the shares would be $1,440,000. The Put is not in effect until Boone exercises their warrants. As of January 31, 2008, the warrants had not been exercised.

Inova analyzed the notes and warrants for derivative accounting consideration under SFAS 133 and EITF 00-19. Inova determined that derivative accounting is not applicable.

Inova entered into a registration agreement with Boone requiring that a filing be done for the number of Registrable Securities equal to the lesser of (i) the total number of Registrable Securities and (ii) one-third of the number of issued and outstanding shares of Common Stock that are held by non-affiliates. Regristrable securities are (i) all Warrant Shares (ii) any additional shares of Common Stock issuable in connection with any anti-dilution provisions in the Warrants (iii) all Put Shares (iv) any securities issued or issuable upon any stock split, dividend or other distribution, recapitalization or similar event. Inova shall pay to Bonne an amount in cash, as partial liquidated damages and not as a penalty, equal to 2.00% of the aggregate purchase price paid by Boone pursuant to the Purchase Agreement for any unregistered Registrable Securities then held by Boone. The parties agree that Inova shall not be liable for liquidated damages under this Agreement with respect to any Warrants or Warrant Shares. Inova analyzed the registration right arrangement under the guidance of FSP EITF 00-19-b and determined that the contingent obligation to make future payments under the registration payment arrangement is not probable and can not be reasonably estimated at inception because currently Boone has not yet exercised the outstanding warrants and the registration right arrangement would not be effective until the warrants become Common Shares.

All discounts will be amortized over the life of the notes using the effective interest method. A summary of the activity for the nine month ended January 31, 2008 is as follows:

Carrying amount of notes on April 30, 2007
Add: gross proceeds from notes	$1,792,000
Less: relative fair value of warrants granted	(487,200)
Add: amortization of discount	96,133

Carrying amount of notes on January 31, 2008	$1,400,933

There are notes payable to the previous owners of Desert Communications in the amount of $2,475,000. The interest rates are 7% and they are payable over 2 years.

Desert had a $2.5 million line of credit with IBM. The interest rate is prime plus 2% and the facility had a balance of $1,427,820 at January 31, 2008.

NOTE 6 - COMMON STOCK

During the nine months ended January 31, 2008, 37,728,791 common shares were issued to a related party as partial payment of a note payable and account payable with carrying values totaling $195,738. The fair value of the shares was $275,888. Inova recognized additional interest expense of $80,150 related to the excess of fair value of the shares compared to the carrying balance of the liabilities.

In December 2007, Southbase LLC (a company related to the CEO, Mr. Adam Radly, agreed to convert $719,032 of cash loaned to the company plus the interest accrued on the loan into 185,964,912 common shares of the company. $400,000 was converted into 133,333,333 common shares at the stated rate of $0.003 per share, $200,000 was converted into 7,751,938 common shares at the stated rate of $0.026 per share and the remaining $119,032 was converted to 44,879,641 shares at their fair value of $426,357. Inova recognized additional interest expense of $188,293 related to the excess of fair value of the shares compared to the carrying balance of the liabilities.

NOTE 7 - COMMITMENT AND CONTINGENCIES

The Kim’s litigation:

Two former officers and directors of Inova, Tae Ho Kim and Sang Ho Kim, filed suit against Inova and its Canadian subsidiary in March 2006 in the Ontario Superior Court of Justice. The Kim’s claimed in their lawsuit that Inova breached an alleged employment agreement with them, as well as the separation agreement that Inova and the Kim’s entered into upon the termination of the Kim’s’ employment with Inova. In May 2007, the Kim’s were awarded $215,691, which has been accrued by Inova in accounts payable as of January 31, 2008. Inova is planning to appeal.

The Top Layer Networks litigation:

In January 2006, Top Layer Networks, Inc., a provider of hardware to Inova’s Canadian hardware sales business, sued Inova (then named Edgetech Services Inc.) in United States District Court in Massachusetts. Top Layer alleges that Inova purchased hardware over the course of several years and has failed to pay for it. Top Layer’s complaint requests damages in the amount of approximately $154,000.  Inova estimates it will be obligated to pay $10,000, which has been accrued by Inova in accounts payable as of January 31, 2008.

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

The agreement required Inova to pay Mr. Charles Roy $4,500 per month for 24 months. The agreement also states that Inova must pay a minimum of $108,000 in the event that Mr. Charles Roy is terminated.  Inova claimed that the agreement was procured by fraud and in breach of Xavier Roy’s fiduciary duty to Inova, and that as a result, Mr. Roy did not have authority to enter into the agreement.  The case was tried in April 2007, and the jury found that Inova breached the agreement with Charles Roy. The jury awarded a judgment of $127,500 against Inova, which has been accrued by Inova in accounts payable as of January 31, 2008.

Inova has filed suit against both Xavier Roy and Charles Roy, alleging that they attempted to defraud the Company of approximately $108,000. This matter is ongoing.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JANUARY 31, 2008

Net revenues increased from $575,652 in the three-month period ending January 31, 2007 to $1,018,853 for the three-month period ending January 31, 2008. This is due to the revenues from the newly-acquired Desert Communications.

Operating expenses increased from $254,104 for the three months ending January 31, 2007 to $752,705 for the same period in 2008. This was mainly due to the financing expenses incurred in raising cash to acquire Desert Communications.

Net loss from continuing operations decreased from $(1,398,058) for the three months ending January 31, 2007 to $(851,194) for the same period in 2008. This is due to the profit from the newly-acquired Desert Communications.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED JANUARY 31, 2008

Net revenues increased from $978,757 in the three-month period ending January 31, 2007 to $1,494,919 for the three-month period ending January 31, 2008. This is due to the revenues from the newly-acquired Desert Communications.

Operating expenses increased from $412,724 for the three months ending January 31, 2007 to $1,007,178 for the same period in 2008. This was mainly due to the financing expenses incurred in raising cash to acquire Desert Communications.

Net loss from continuing operations decreased from $(1,003,610) for the three months ending January 31, 2007 to $(997,267) for the same period in 2008. This is due to the profits from the newly-acquired Desert Communications.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities for the three months ended January 31, 2008, have not generated adequate cash to meet our operating needs.  As of January 31, 2008, we had cash and cash equivalents totaling $295,687, and accounts receivable of $2,472,877.

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

PART II

Item 1. Litigation

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Other Information

On December 21, 2007, Inova acquired Texas-based Desert Communications (“Desert”) for $5.9 million ($3.3 million cash, a $2.4 million notes payable and a $0.2 million payable).

Desert provides IT services to a customer base that primarily consists of Texas based school districts, local government entities and corporations. Services provided by Desert include IT network and communications services, network design, implementation and maintenance.

Funding for the acquisition was obtained from IBM and Boone Opportunity Lenders (“Boone”). IBM provided $1.4 million of a $2.5 million line of credit and Boone Opportunity Lenders provided a $1.8 million debenture. IBM’s line of credit and Boone’s loans are secured by all of Inova’s and Inova’s subsidiaries assets. Inova also signed a $2.5 million promissory note payable to the previous owners of Desert. See Note 5 for more details.

The purchase price allocation is preliminary awaiting a final valuation of the assets acquired.  The estimated fair values of the assets acquired and the liabilities assumed at December 21, 2007 are as follows:

Cash	$2,222,632
Accounts receivable	2,406,695
Inventory	293,283
Prepaid expense	6,654
Fixed assets	167,139
Goodwill	4,275,000
Accounts Payable and accrued liabilities	(3,434,077)

Total	$5,937,326

The results of these acquisitions are included in the consolidated financial statements from the date of acquisition.  The following shows the unaudited pro forma results of operations as though the purchase of Right Tag had been completed on May 1, 2006 and Desert December 31, 2006:

	(Proforma) Nine Months Ended January 31, 2008	(Proforma) Nine Months Ended January 31, 2007

Revenues	$11,099,452	$12,925,458
Income (Loss) from continuing operations	(125,444)	761,675
Loss from discontinued operations	-
Net income	(125,444)	761,675
Basic and diluted net income per share from continuing operations	$(0.00)	$0.00
Basic and diluted net income (loss) per share from discontinued operations	(0.00)	0.00
Basic and diluted net income per share	(0.00)	0.00
Weighted average common shares	737,431,815	70,288,450

Item 5. Exhibits

(A) Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a - 14(a) or Rule 15d - 14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a - 14(a) or Rule 15d - 14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a - 14(b) or Rule 15d - 14(b) and 18 U.S.C. 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a - 14(b) or Rule 15d - 14(b) and 18 U.S.C. 1350.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 21, 2008	By:	/s/ Adam Radly
Adam Radly
Chief Executive Officer

Dated: March 21, 2008	By:	/s/ Bob Bates
Bob Bates
Chief Financial Officer,