Form 10KSB
period 2008-04-30
Inova Technology Inc.
filed 2008-08-13
CIK 1088211

 UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended
April 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Revenues for year ended April 30, 2008: $5,442,402

Number of shares of the registrant's common stock outstanding as of August 1, 2008 was: 956,911,693.

 DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one): Yes ☒ ; No ☐

Inova Technology Inc.

Form 10-KSB

PART I

Item 1 Description of Business

Organization and History of the Company

Inova Technology Inc. (the “Company”) was incorporated in Nevada in 1997, as Newsgurus.com, Inc. The company changed its name to Secure Enterprise Solutions Inc. in 2002, then to Edgetech Services Inc. In 2007, the Company assumed its present name of Inova Technology, Inc.

In 2005, Edgetech entered into an agreement with the shareholders of Web’s Biggest, Inc., Mr. Xavier Roy of Los Angeles, California, and Advisors LLC, (collectively, “Web’s Biggest”) which resulted in Edgetech issuing 25,000,000 convertible preferred shares to the shareholders of Web’s Biggest in consideration for 100% of the outstanding capital of Web’s Biggest and $250,000 be used for general working capital of Edgetech.

In 2006, Edgetech bought certain assets of Data Management, Inc., a Nevada corporation in exchange for 25 million convertible preferred shares. The convertible shares used to acquire it represented approximately 90% of the voting stock of Edgetech on a fully diluted basis. Concurrently, Edgetech sold its wholly-owned subsidiary, Web’s Biggest Limited, to Advisors LLC in exchange for 25 million convertible preferred shares of Edgetech Services, Inc. held by Advisors LLC.  The 25 million convertible preferred shares given to buy Data Management were the same 25 million convertible preferred shares received from the sale of Web’s Biggest.

Prior to these transactions described above, the Company was controlled by Advisors LLC, an entity related to Mr. Paul Aunger, an officer and director of the registrant. When the transactions described above were completed, this resulted in a change of control of the Company and the controlling shareholder became Southbase International Ltd., an entity related to Mr. Adam Radly, an officer and director of the Company. Prior to these transactions, the unaffiliated shareholders of the Company owned approximately

10% of the Registrant and they continued to own approximately 10% of the Company on a fully diluted basis.

On May 1, 2007, Inova also acquired RightTag Inc., a manufacturer of radio frequency identification (“RFID”) products.

On December 21, 2007, Inova acquired Texas-based Desert Communications (“Desert”) for $5.9 million ($3.3 million paid in cash and $2.6 million to be paid under notes payable).

Description of the Company’s Business

Inova is a technology holding company. Inova has four subsidiaries. These subsidiaries and their respective businesses are listed below:

Subsidiary/Division	Business
Edgetech Services Inc.	IT services and consulting
Data Management Inc. (dormant)	Government consulting and
procurement
RightTag, Inc.	Manufacturer of radio
frequency identification (RFID)
products
Desert Communications, Inc.	IT consulting and sales of
computer systems

Item 2. Description of Property.

Inova does not own any property.

Item 3. Legal Proceedings

The Kim’s litigation
Two former officers and directors of Edgetech, Tae Ho Kim and Sang Ho Kim, filed suit against the Company and its Canadian subsidiary in March 2006 in the Ontario Superior Court of Justice. The Kims claimed in their lawsuit that the Company breached an alleged employment agreement with them, as well as the separation agreement that the Company and the Kims entered into upon the termination of the Kims employment with the Company. The lawsuit claims compensatory damages in the amount of CDN$694,000 and bad faith and punitive damages of CDN$800,000.

Following an investigation into the Kim’s’ management of the Company conducted by the Company’s legal counsel, the Company found that the Kims wrongfully retained Company property upon their separation from the Company and also issued themselves 25 million shares of Edgetech stock without complying with the terms of the corporate resolution granting them this stock. The Company believed that these actions represented a breach of fiduciary duty to the Company and a violation of the separation agreement. Furthermore, the Company believed that the Ontario court in which the Kims filed their lawsuit did not have jurisdiction over Inova. As a result, the Company believed that it had several strong defenses to the Kim’s lawsuit.

The Kims brought a motion to find the Company in breach of the settlement agreement. The Company’s position was that no agreement had been reached. The Company also asserted various procedural arguments.

In May 2007, the court found that Inova had breached the settlement agreement and granted the Kim’s motion. The court entered judgment against Inova for $215,691. Inova has not paid this judgment.

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

The Company had originally negotiated a settlement of this case; however, due to cash flow problems, the Company did not implement the settlement. On April 18, 2008, the case was called for trial and Inova did not appear. The court therefore granted Top Layer judgment against Inova. A signed judgment has not been issued, and as a result, we do not know the full amount of Inova’s liability.

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

The case was tried in April 2007, and the jury found that Inova breached the agreement with Charles Roy. The jury awarded a judgment of $127,500 plus legal fees against the Company.

Item 4. Submission of Matters to a Vote of Security Holders and Small Business Issuer Purchases of Securities.

No matters were submitted to a vote of security holders through solicitation or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company’s common stock is traded on the pink pages under the symbol “IVTH.PK” Our CUSIP No. is 45776L100 .

The following table lists the high and low closing sales prices for each quarter on the OTCBB for our common shares for the past two fiscal years. The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

30-Apr-08	0.01	0.01

31-Jan-08	0.01	0.01

31-Oct-07	0.01	0.01

31-Jul-07	0.02	0.02

30-Apr-07	0.10	0

31-Jan-07	0.01	0.01

31-Oct-06	0.02	0.01

31-Jul-06	0.02	0.01

There are no restrictions that limit our ability to pay dividends on our common stock.  We have not declared any dividends since incorporation and we do not anticipate doing so in the foreseeable future.  Our present policy is to retain future earnings for use in our operations and expansion of our business.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operation contains "forward looking statements." Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although our management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be materially different from the expectations expressed in this Annual Report. The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements.

RESULTS OF OPERATIONS FOR THE TWELVE MONTH PERIOD ENDED APRIL 30, 2008

Total revenues (net sales) increased from $1,615,187 for the twelve month period ending April 2007 to $5,442,402 for the twelve-month period ending April 30, 2008.  This is primarily the result of revenues produced from the acquisition of Desert Communications. Desert was acquired on December 21, 2007 therefore the revenue for Inova for the 12 months ending April 30 2008 only includes revenue from Desert for the period from December 21, 2007 to April 30, 2008.

The Company’s selling, general and administrative expenses increased from $1,546,551 for the twelve months ending April 30, 2007 to $2,195,557 for the same period in 2008. This is primarily the result of the expenses from Desert.

Last fiscal year, the Company reported a net loss from continuing operations in the amount of $540,649; this loss increased to $976,062 for the fiscal year ended April 30, 2008. This has been caused by much larger interest expenses this year based on the significant borrowings associated with acquisitions.

The Company expects revenues to continue to increase as a result of the acquisition of Desert. In addition, once the Company pays off the debt incurred to acquire Desert, cash flow should improve considerably.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities for the twelve months ended April 30, 2008, did not generate adequate cash to meet our operating needs and were partly funded by our borrowing of cash from related parties.

As of April 30, 2008, we had cash and cash equivalents totaling $12,167 and total current assets were $3,550,316, total current liabilities were $6,270,275 and total stockholders’ equity was $1,401,948.

Management believes existing cash together with any cash generated from operations will be not be sufficient to meet normal operating requirements including capital expenditures for the next twelve months.  We may need to sell additional equity or debt securities or obtain credit facilities to further enhance our liquidity position and/or finance acquisitions, and the sale of additional equity securities could result in additional dilution to our stockholders.

OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Inova Technology, Inc.
Santa Monica, California

We have audited the accompanying consolidated balance sheets of Inova Technology, Inc., as of April 30, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended April 30, 2008 and 2007. These consolidated financial statements are the responsibility of Inova’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inova as of April 30, 2008 and 2007 and the results of its consolidated operations and its consolidated cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 18 to the consolidated financial statements, the Company has restated its financial statements for the year ended April 30, 2007 related to the accounting for acquisition of Web’s Biggest, unrecorded management fees and invalid share issuances.

As discussed in Note 3 to the consolidated financial statements, the accompanying consolidated financial statements have been prepared assuming that Inova will continue as a going concern. Inova requires significant amount of cash in its operations and does not have sufficient cash to fund its operations for the next twelve months, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas
August 13, 2008

INOVA TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

		(Restated)
	April 30,	April 30,
	2008	2007

ASSETS

Current assets
Cash	$12,167	$22,847
Restricted cash - escrow	-	339,758
Accounts receivables, net	769,918	208,408
Contract receivables, net	2,233,252	-
Inventory	101,679	-
Cost in excess of billing	198,655	-
Prepaid and other current assets	234,645	-
Total current assets	3,550,316	571,013

Fixed assets, net	183,926	1,039
Intangible assets, net	845,332	130,231
Goodwill	5,904,782	2,612,304
Total assets	$10,484,356	$3,314,587

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,746,889	$532,962
Accrued liabilities	270,061	5,811
Deferred income	403,792	-
Notes payable - related parties	1,200,855	662,690
Notes payable, net	2,648,678	-
Total current liabilities	6,270,275	1,201,463

Notes payable - net of current maturities	2,812,133	439,545
Total liabilities	9,082,408	1,641,008

Stockholders' equity
Convertible preferred stock, $0.001 par value; 25,000,000 shares	4,951	4,951
authorized; 4,951,000 shares issued and outstanding
Common stock, $0.001 par value; 3,000,000,000 shares
authorized; 600,000,000 shares issued and outstanding	600,000	600,000
Additional paid-in capital	2,774,658	2,070,227
Accumulated deficit	(1,977,661)	(1,001,599)
Total stockholders' equity	1,401,948	1,673,579
Total liabilities and stockholders' equity	$10,484,356	$3,314,587

See summary of accounting policies and notes to consolidated financial statements.

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended April 30, 2008 and 2007

		(Restated)
	2008	2007

Revenues	$5,442,402	$1,615,187

Cost of revenues	(4,109,518)	(578,336)
Operating expenses	(2,195,557)	(1,546,551)

Operating loss	(862,673)	(509,700)

Other income (expense):
Interest income	-	1,367
Other income	-	9,300
Interest expense	(113,389)	(41,616)

Loss from continuing operations	(976,062)	(540,649)

Income from discontinued operations	-	84,888
Loss from disposal of discontinued operations	-	(1,236,362)

Net loss	(976,062)	(1,692,123)
Translation adjustment	-	(4,877)

Comprehensive loss	$(976,062)	$(1,697,000)

Basic and diluted income (loss) per share:
- from continuing operations	$(0.00)	$(0.00)
- from discontinued operations	-	(0.00)

Basic and diluted income (loss) per share	(0.00)	(0.01)

Weighted average common shares outstanding	600,000,000	332,590,991

See summary of accounting policies and notes to consolidated financial statements.

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended April 30, 2008 and 2007

		(Restated)
	2008	2007
CASH FLOWS OPERATING ACTIVITIES
Net loss	$(976,062)	$(1,692,123)
Less: income (loss) from discontinued operations	-	1,151,474
Loss from continuing operations	(976,062)	(540,649)
Adjustments to reconcile net income to net cash used provided by operating activities:
Bad debt expense	17,753	-
Depreciation expense	11,792	25,216
Management fees	-	180,000
Amortization expense	940,442	230,410
Changes in operating assets and liabilities:
Increase (decrease) in accounts receivable	(375,712)	402,095
Increase (decrease) in inventory	(7,830)	-
Increase (decrease) in cost in excess of billing	112,156	-
Increase (decrease) in prepaid assets	(130,524)	-
Increase (decrease) in A/P and accrued expenses	822,366	28,475
Increase (decrease) in deferred income	403,792	-
Net cash provided by operating activities of continuing operations	818,173	325,547
Net cash used by operating activities of discontinuing operations	-	(1,278,943)
Net cash provided by (used by) operating activities	818,173	(953,396)

CASH FLOW INVESTING ACTIVITIES
Purchase of RightTag	-	(339,758)
Purchase of Desert Communication	(3,725,000)	-
Purchase of fixed assets	(27,540)	-
Net cash used in investing activities of continuing operations	(3,752,540)	(339,758)
Net cash provided by investing activities of discontinuing operations	-	73,259
Net cash provided by investing activities	(3,752,540)	(266,499)

CASH FLOW FINANCING ACTIVITIES
##Proceeds from loans	3,269,820	-
Repayments made on notes payable	(358,401)	-
Proceeds from borrowings on notes payable - related parties	469,513	1,167,557
Repayments made on notes payable - related parties	(472,765)	(304,253)
Capital contributions made by related party	15,520	-
Sale of treasury stock		4,715
Net cash provided by financing activities of continuing operations	2,923,687	868,019
Effect of foreign currency translation	-	(4,877)
NET CHANGE IN CASH	(10,680)	(356,753)
CASH AT BEGINNING OF YEAR	22,847	379,600
CASH AT END OF YEAR	$12,167	$22,847

SUPPLEMENTAL INFORMATION:
Interest paid	$488,727	$15,147
Income taxes paid	-	-

NON-CASH INVESTINGAND FINANCING ACTIVITIES:
Common stock issued for partial payment of notes payable	$-	$92,326
Preferred stock converted to common stock	-	20,049
Common stock issued for conversion of preferred stock	-	508,310
Seller financed purchase of Desert Communication	2,630,801	-
Beneficial conversion feature discount on notes payable	75,856	-
Discount to notes payable on relative fair value of warrants	613,056	-

See summary of accounting policies and notes to consolidated financial statements.

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
Years ended April 30, 2007 and 2008

	Common Stock		Preferred Stock		Treasury Stock				Accumulated
	Shares	Par (0.001)	Shares	Par (0.001)	Shares	Amount	APIC	OCI	Deficit	Total

Balances at April 30, 2006	70,288,450	$70,288	25,000,000	$25,000	137,500	$(4,715)	$(665,381)	$4,877	$690,524	$120,593

Shares issued to pay notes payable	21,264,758	21,264					71,061			92,325
Shares issued to acquire Data Management			25,000,000	25,000			(25,000)			-
Shares received for sale of Web's Biggest, LTD			(25,000,000)	(25,000)			25,000			-
Reversal of treasury stock purchase	137,500	138			(137,500)	4,715	(138)			4,715
Preferred shares converted to common shares (restated)	508,309,292	508,310	(20,049,000)	(20,049)			(488,261)			-
Sale of Web's Biggest (restated)							2,972,945			2,972,945
Management fees (restated)							180,000			180,000
Translation adjustment								(4,877)		(4,877)
Net loss (restated)									(1,692,123)	(1,692,123)

Balances at April 30, 2007 (Restated)	600,000,000	600,000	4,951,000	4,951	-	-	2,070,226	-	(1,001,599)	1,673,578

Capital contributions from related party							15,520			15,520
Beneficial conversion feature							75,856			75,856
Warrant discount							613,056			613,056
Net loss									(976,062)	(976,062)

Balances at April 30, 2008	600,000,000	$600,000	4,951,000	$4,951	-	$-	$2,774,658	$-	$(1,977,661)	$1,401,948

See summary of accounting policies and notes to consolidated financial statements.

INOVA TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ending April 30, 2008 and 2007

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

Inova Technology, Inc. was incorporated in Nevada on May 16, 1997, as Newsgurus.com, Inc. and changed its name to Secure Enterprise Solutions Inc. on January 10, 2002, then to Edgetech Services Inc. and on August 17, 2006 to Inova Technology, Inc.

On June 1, 2005, Inova acquired Web’s Biggest, Inc., a California Corporation, for 25,000,000 convertible preferred shares to the shareholders of Web’s Biggest in consideration for 100% of the outstanding capital of Web’s Biggest and $250,000 be used for general working capital of Inova. This transaction was originally recorded as a recapitalization of Inova. Consequently the transaction was considered to be a reverse merger and the accounting treatment was as if Web’s Biggest, Inc acquired Inova. When completed, this transaction resulted in a change of control of Inova. After consummation of the merger, Inova shareholders owned approximately 10% of the newly combined entity.

During 2008, Inova determined that the original accounting for the merger with Web’s Biggest in 2005 was incorrect. Both companies were operating companies and the intent of the combined entity was to continue on with both operations. Inova should have accounted for the transaction as a reverse acquisition whereby Web’s Biggest purchased Inova and fair value and purchase accounting would apply. See Notes 6 and 18 for more details.

On October 18, 2006, Inova purchased 100% of the outstanding capital stock of Data Management, Inc., a Nevada corporation, from the Data Management shareholders in exchange for 25 million of Inova’s convertible preferred shares. The convertible shares used represented approximately 90% of the voting stock of Inova on a fully diluted basis. Data Management was an entity owned by two business entities (Southbase LLC and Advisors LLC) which are owned by Mr. Adam Radly and Mr. Paul Aunger, both officers, directors and majority shareholders of Inova.  It was determined that Data Management was not a business and that the transaction was in substance the purchase of fixed assets.  Inova acquired no other tangible assets or liabilities.  Due to the related party nature of the transaction, the assets purchased were brought over to Inova on their historical cost basis.

Concurrently, Inova sold its wholly-owned subsidiary, Web’s Biggest Limited, to Advisors LLC in exchange for 25 million convertible preferred shares of Inova held by Advisors LLC.  Advisors LLC is a company owned by Mr. Paul Aunger, a director and officer of Inova and accordingly, the transaction was not considered an arm’s length transaction.

The 25 million convertible preferred shares used in the Data Management Transaction were the same 25 million convertible preferred shares received with regards to the Web’s Biggest Transaction. Accordingly, these transactions are viewed as one homogeneous transaction and treated as an exchange of Web’s Biggest’s net assets for Data Management’s net assets, akin to a like-kind exchange of assets.  However, the historical cost basis. (less accumulated depreciation and amortization) of the net assets acquired from Data Management was significantly less than the net assets of Web’s Biggest by approximately $1,236,000.  Accordingly, the difference of $1,236,000 in historical cost basis of the net assets was accounted for as a loss on exchange of assets in the accompanying consolidated statements of operations. This also resulted in the activity of Web’s Biggest being accounted for as discontinued operations.

Prior to the transactions described above Inova was controlled by Advisors, LLC. When the transactions described above were completed, this resulted in a change of control of Inova and the controlling shareholder became Southbase, LLC.  Prior to these transactions, the unaffiliated shareholders of Inova owned approximately 10% of Inova and they continued to own approximately 10% on a fully diluted basis after these transactions. The Board of Directors did not change as a result of the transactions described above.

On May 1, 2007, Inova acquired RightTag, Inc. RightTag manufactures standard compliant and durable RFID (Radio Frequency Identification) equipment and provides customer friendly RFID solutions.

On December 21, 2007, Inova acquired Texas-based Desert Communications, Inc. Desert provides IT services to a customer base that primarily consists of Texas based school districts, local government entities and corporations. Services provided by Desert include IT network and communications services, network design, implementation and maintenance.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

These consolidated financial statements include the accounts of Inova Technology, Inc. (Nevada) and its wholly owned subsidiaries Desert Communications, Inc., Edgetech Services Inc. (Ontario), Data Management, Inc. and RightTag, Inc. Significant inter-company accounts and transactions have been eliminated.

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

Cash and cash equivalents

For purposes of the statement of cash flows, Inova considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable

Trade and other accounts receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily include trade receivables from customers in Canada for the year of 2007 and from school districts in Texas for the year of 2008.  Bad debt expense is recognized based on management’s estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts.  There allowance for doubtful accounts was $51,659 and $35,000 as of April 30, 2008 and 2007, respectively.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined by the average cost method for all inventories. Inventories consist primarily of components and finished products held for sale. Rapid technological change and new product introductions and enhancements could result in excess or obsolete inventory. To minimize this risk, Inova evaluates inventory levels and expected usage on a periodic basis and records adjustments as required.

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

Intangible assets, goodwill and impairments of long-lived assets

Intangibles are recorded at cost and amortized on the straight-line method over their estimated useful lives. Goodwill is reviewed annually and based upon an evaluation performed.

Intangible valuation and Goodwill impairment are determined using similar processes. The main step is to compare the fair value of a reporting unit with its carrying amount, including goodwill. Inova determines the fair value by using a discounted cash flow (“DCF”) analysis approach. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. The cash flows employed in the DCF analyses are based on Inova’s budget and long-term business plan, and various growth rates have been assumed for years beyond the long-term business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units.

Revenue and cost recognition

Inova has four sources of revenues: IT network design and implementation from Desert, computer equipment sales from Desert, IT consulting services from Edgetech and sales of RFID items from RightTag. Revenue that is received before it is earned is classified as deferred revenue.

IT network design and implementation:

Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

Computer equipment sales, IT consulting services & sales of RFID items:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.

Embedded conversion features

Inova evaluates embedded conversion features within convertible debt and convertible preferred stock under paragraph 12 of SFAS 133 and EITF 00-19 to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under SFAS 133 and EITF 00-19, the instrument is evaluated under EITF 98-5 and EITF 00-27 for consideration of any beneficial conversion feature.

Income taxes

Inova uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end. Inova provides a valuation allowance to reduce deferred tax assets to their net realizable value.

Stock based compensation

Effective January 1, 2006, Inova began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, Inova had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. Inova adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods. Inova did not issue any employee options during the years ended April 30, 2008 and 2007.

Basic and diluted net income (loss) per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the years ended 2008 and 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recent accounting pronouncements

Inova does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Inova’s results of operations, financial position or cash flows.

NOTE 3 - GOING CONCERN

As shown in the accompanying consolidated financial statements, Inova incurred recurring losses from continuing operations of $651,752 and $540,649 in 2008 and 2007, respectively, has a working capital deficit of $2,719,959 and has an accumulated deficit of $1,653,351. These conditions raise substantial doubt as to Inova’s ability to continue as a going concern. To address these concerns, management of Inova is trying to raise additional funds and continue to increase revenues from its current businesses.

NOTE 4 - CONTRACTS RECEIVABLE

Completed contracts	$1,639,799
Contracts in progress	593,453
Total Contracts Receivable	$2,233,252

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

Costs incurred on uncompleted contracts	$483,706
Estimated earnings	302,150
Less: Billings to date	(587,201)
Total	$198,655

Included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess
of billings on uncompleted contracts	$198,655
Billings in excess of costs and estimated
earnings on uncompleted contracts	-
$198,655

NOTE 5 - PURCHASE OF RIGHTTAG AND DESERT COMMUNICATIONS

Acquisition of RightTag, Inc.:

On May 1, 2007, Inova completed its purchase of RightTag, Inc. by acquiring all of the outstanding shares of RightTag for the purchase price of $325,000. Inova also agreed to pay RightTag’s previous shareholders additional funds based on RightTag’s gross profit over the next five years. RightTag manufactures standard compliant and durable RFID (Radio Frequency Identification) equipment and provides customer friendly RFID solutions. The entity was acquired in an effort for Inova to expand and pursue potentially profitable and strong investment opportunities.

The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values:

Cash	$646
Accounts receivable	4,020
Inventory	12,850
Prepaid expenses	115
Goodwill	300,870
Intangible assets	135,702
Accounts payable	(28,231)
Accrued liabilities	(1,812)
Shareholder loans	(99,160)
Total	$325,000

The $135,702 of acquired intangible assets (customer list/company name) has a useful life of approximately 3 years.

Acquisition of Desert Communication:

On December 21, 2007, Inova acquired Texas-based Desert Communications (“Desert”) for $5.9 million ($3.3 million paid in cash and $2.6 million to be paid under notes payable).

Desert provides IT services to a customer base that primarily consists of Texas based school districts, local government entities and corporations. Services provided by Desert include IT network and communications services, network design, implementation and maintenance.

Funding for the acquisition was obtained from IBM and Boone Opportunity Lenders (“Boone”). IBM provided part of a $2.5 million line of credit and Boone Opportunity Lenders provided a $1.8 million debenture. Inova also signed a $2.3 million promissory note payable to the previous owners of Desert.

The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their preliminary fair values:

Cash	$2,222,632
Accounts receivable	2,406,695
Inventory	293,283
Prepaid expense	6,654
Fixed assets	167,139
Goodwill	3,414,445
Intangible assets	860,555
Accounts payable and accrued liabilities	(3,434,077)
Total	$5,937,326

Of the $860,555 of acquired intangible assets, $498,930 was preliminarily assigned to the customer list which has a useful life of approximately 3 years and the remaining $361,625 was preliminarily assigned to three employment agreements which have an average contract life of 2 years.

The results of these acquisitions are included in the consolidated financial statements from the date of acquisition.  The following shows the unaudited pro forma results of operations as though the purchases of RightTag and Desert had been completed on May 1, 2006:

	2008	2007
Sales	$17,633,590	$14,944,551
Cost of sales	(12,008,040)	(10,332,197)
G&A	(3,684,974)	(3,058,364)
Interest income (expense)	(550,626)	295,038
Income from continuing operations	1,389,950	1,849,028
Loss on sale of Web’s Biggest	-	(1,226,061)
Income from discontinuing operations	-	170,053
Net income	$1,389,950	$793,020
Basic and diluted net income per share	0	0
from continuing operations
Basic and diluted net income per share	0	0
from discontinuing operations
Basic and diluted net income per share	0	0
Weighted average common shares	600,000,000	332,590,991

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

NOTE 6 - GOODWILL AND INTANGIBLES

RightTag:

In May 2007 when Inova acquired RightTag, Inova accounted for the acquisition using the purchase method of accounting for business combinations. The purchase price and costs associated with the acquisition exceeded the preliminary estimated fair value of net assets acquired by $436,572, which was preliminarily assigned to goodwill.

During 2008, Inova completed the valuation of the intangible assets acquired in the RightTag transaction. Pursuant to the valuation, purchase price of $135,702 was assigned to the customer list acquired and the remaining $300,870 was assigned to goodwill.

Desert:

In December 2007 when Inova acquired Desert, Inova accounted for the acquisition using the purchase method of accounting for business combinations. The purchase price and costs associated with the acquisition exceeded the preliminary estimated fair value of net assets acquired by $4,275,000, of which $860,555 was preliminarily assigned to the customer list and employment agreements acquired and the remaining $3,414,445 was preliminarily assigned to goodwill. The allocation is not final as of the date of this report.

Web’s Biggest:

In June 2005 when Inova acquired Web’s Biggest, the original transaction was accounted for as a recapitalization. No goodwill or other intangibles were recognized.

In 2008, Inova discovered that the original transaction between Inova and Web’s Biggest was not accounted for properly. The acquisition should have been recorded as a reverse acquisition whereby Web’s Biggest purchased Inova’s assets and liabilities to be recorded at fair value. In 2008, Inova completed its valuation of the assets and liabilities acquired in the Web’s Biggest merger. Pursuant to the valuation, purchase price of $360,641 was assigned to the customer list acquired and the remaining $2,612,304 was assigned to goodwill. Inova restated its prior year financial statements to reflect the correction of this error. See Note 18 restatement footnote for more details.An impairment analysis at April 30, 2008 has been undertaken and a reduction to goodwill of $324,310 has been booked.

Goodwill consists of the following as of April 30, 2008 and 2007:

	2008	2007
RightTag	$300,870	$-
Desert	3,315,918	-
Edgetech	2,287,994	2,612,304
Total	$5,904,782	$2,612,304

Intangible assets consist of the following as of April 30, 2008:

	2008	2007
RightTag - customer list	$90,468	$-
Desert - customer list	443,493	-
Desert - employment agreements	301,354	-
Edgetech - customer list	10,018	130,231
Total	$845,333	$130,231

For the years ended April 30, 2008 and 2007, Inova recorded amortization expenses of $605,466 and $230,410, respectively.

NOTE 7 - RELATED PARTY TRANSACTION

Due to related parties:
	2008	2007
Due to Southbase, entity associated
with the CEO, matures January 2010,
monthly payments of $11,847, interest
of 7%, unsecured	$861,563	$426,503
Due to IMSS, entity associated with
the CEO, matures January 2010,
no interest, unsecured	-	186,382
Due to former officers, on demand, interest
Of 7%, unsecured	-	10,118
Due to Advisors, LLC, entity associated
with the Secretary, matures January 2010,
monthly payments of $15,388, interest of
prime + 3%, secured by receivables (8% at April 30)	247,927	202,142
Due to Advisors, LLC, entity associated
with the Secretary, matures January 2010,
monthly payments of $11,545, interest of
prime + 2%, secured by receivables (8% at April 30)	91,365	277,090
Total due to related parties	$1,200,855	$1,102,235

Other related party transactions:

As of April 30, 2008, part of the related party notes of $247,927 and $91,365 relate to a factoring agreement Inova has with Advisors, LLC. The invoices are put into this agreement so monies can be advanced to Inova before Inova’s customers pay, thereby facilitating payment of operating expenses.

As of April 30, 2007, part of the related party notes of $202,142 and $277,090 relate to a factoring agreement Inova has with Advisors, LLC. The invoices are put into this agreement so monies can be advanced to Inova before Inova’s customers pay, thereby facilitating payment of operating expenses.

During the year ended April 30, 2008, a related party made a contribution to Inova in the amount of $15,520.

NOTE 8 - NOTES PAYABLE

There were no notes payable to third parties as of April 30, 2007. Notes payable consisted of the following as of April 30, 2008:

Note payable - Boone	$1,433,600
Notes payable - individuals	104,118
Notes payable - Desert previous owners	2,697,884
LOC from IBM	1,427,820
Note payable - Agile	250,000
Total notes payable	5,913,422
Unamortized discount	(452,611)
Total as of April 30, 2008	5,460,811
Less: current portion	(2,648,678)
Long term portion	$2,812,133

Note Payable - BOL Opportunity Fund I, LLC (Boone)

In December 2007, Inova borrowed $1,792,000 under a note payable from BOL Opportunity Fund I, LLC. This note has an interest rate of 11.25% per annum and it matures on March 10, 2009. This note is secured by all tangible and intangible assets of Inova, in each case whether now owned or hereafter acquired and wherever located, and all proceeds thereof, together with all proceeds, products, replacements and renewals thereof. This note is also secured by the shares of Desert owned by Inova.

167,279,258 warrants were issued to Boone with this note. These warrants expire in March 2012. 162,672,600 warrants have an aggregated exercise price of $200 and 4,606,658 warrants have an exercise price of $0.026 per share. The fair value of these warrants was calculated using the Black-Scholes Model include (1) 3.48% discount rate, (2) warrant life of 5 years, (3) expected volatility of 550%, and (4) zero expected dividends. The relative fair value and a discount of $487,200 was recorded. Subsequently some of these warrants have been reallocated to Boone’s affiliates.

Inova determined that the warrants issued was not derivative instruments pursuant to SFAS No. 133, Accounting for Derivatives, as amended. Under the provisions of EITF Issue 00-27, Inova discounted the relative fair value of warrants attached to the notes using the Black-Scholes Option Pricing Model to exceed the principal value of the note. The resulting total discount of $487,200 is being amortized over the life of the notes using the effective interest method. The amortized amount for the year ended April 30, 2008 is $111,665. A summary of this convertible note is as follows:

Gross proceeds from note payable	$1,792,000
Less: principal repayment	(358,401)
Less: relative fair value of warrants granted	(487,200)
Add: amortization of discount	120,422
Carrying amount of notes on April 30, 2008	$1,066,821

Inova signed a put option agreement with Boone whereby anytime between June 10, 2010 and June 10, 2012, Boone can require Inova to repurchase from Boone up to 167,279,258 shares of Common Stock for $1,280,000. If at the time the Put is exercised, Boone was required to use the guaranty under the debenture, the repurchase price for the shares would be $1,440,000. The Put Option is not in effect until Boone exercises its warrants. As of April 30, 2008, the warrants had not been exercised.

Inova entered into a registration agreement with Boone requiring that a filing be done for the number of Registrable Securities equal to the lesser of (i) the total number of Registrable Securities and (ii) one-third of the number of issued and outstanding shares of Common Stock that are held by non-affiliates. Registrable securities are (i) all Warrant Shares (ii) any additional shares of Common Stock issuable in connection with any anti-dilution provisions in the Warrants (iii) all Put Shares; and (iv) any securities issued or issuable upon any stock split, dividend or other distribution, recapitalization or similar event. The filing is required to be done by March 31, 2008 and approved and effective shortly thereafter. As of the filing date this had not occurred because of previous SEC filings that are being reviewed by the SEC staff. The document calls for a penalty of 2% of purchase price if this date is not met. However, we have received a written waiver for the 10K until the SEC extended due date and until November 10 for the registration statement.

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

As of April 30, 2008, the 3 month EBITDA and 20% customer concentration were not in compliance. However, the lender did not deem Desert to be in default and provided Desert with written waivers.

Notes Payable to RightTag Original Creditors

There are notes payable to multiple parties in the amount of $104,118. The interest rates are at 7% per annum and they are payable over 2 years from the date of Right Tag acquisition. These notes are unsecured.

Notes Payable to Desert Previous Owners

There are notes payable to the previous owners of Desert Communications in the amount of $2,697,884 as of April 30, 2008, including accrued but unpaid interest. The interest rates are at 7% per annum and they are payable over 2 years from the date of Desert acquisition. These notes are unsecured.

$2,500,000 Line of Credit with IBM Credit LLC

Desert has a $2.5 million line of credit with IBM Credit LLC. This line of credit has an interest rate of prime plus 2% and is secured by the assets of Desert.

$250,000 Note Payable - Agile Opportunity Fund, LLC

In February 2008, Inova borrowed $250,000 under a note payable from Agile Opportunity Fund, LLC. This note has an interest rate of 18% per annum and it matures on August 15, 2009. At any time from the date of the note through the date this note is paid in full, Agile has the right to convert the outstanding principal balance plus accrued but unpaid interest into Inova’s common shares at a conversion price equal to $0.005 per share. This note is secured by all tangible and intangible assets of Inova, in each case whether now owned or hereafter acquired and wherever located, and all proceeds thereof, together with all proceeds, products, replacements and renewals thereof.

25,000,000 warrants were issued to Agile with this note. These warrants expire in February 2013. They have an exercise price of $0.005 per share. The fair value of these warrants was calculated using the Black-Scholes Model include (1) 4.49% discount rate, (2) warrant life of 5 years, (3) expected volatility of 550%, and (4) zero expected dividends. The relative fair value and a discount of $71,428 was recorded.

Inova determined that the conversion feature of the note and the warrants issued were not derivative instruments pursuant to SFAS No. 133, Accounting for Derivatives, as amended. Under the provisions of EITF Issue 98-5 and 00-27, Inova discounted the relative fair value of warrants attached to the notes and calculated the intrinsic value of the beneficial conversion feature using the Black-Scholes Option Pricing Model to exceed the principal value of the note. The resulting total discount of $92,857 is being amortized over the life of the notes using the effective interest method. The amortized amount for the year ended April 30, 2008 is $7,026. A summary of this convertible note is as follows:

Gross proceeds from note payable	$250,000
Less: beneficial conversion feature discount	(21,429)
Less: relative fair value of warrants granted	(71,428)
Add: amortization of discount	7,026
Carrying amount of notes on April 30, 2008	$164,169

At any time, at Inova's sole discretion and upon at least ten business days written notice to Agile, Inova may prepay any or all of the outstanding principal amount of this debenture upon payment to Agile of the repayment amount. The prepayment amount shall equal the accrued but unpaid interest on the outstanding principal amount of this Debenture being repaid plus (i) if the date of such repayment is prior to May 15, 2008, one hundred twenty percent (120%) of the outstanding principal amount of this Debenture being repaid, (ii) if the Repayment Date is on or after May 15, 2008 but prior to August 15, 2008. one hundred thirty percent (130%) of the outstanding principal amount of this Debenture being repaid or (iii) if the Repayment Date is on or after August 15, 2008. one hundred forty percent (140%) of the outstanding principal amount of this Debenture being repaid.

Commencing on February 15, 2010, Agile shall have the right, at its sole option and demand, immediately upon notice to Inova to sell all or any portion of the Warrants, and/or the shares underlying thereunder to the extent the Warrants have been previously exercised, back to the Company for a total consideration equal to one hundred thousand dollars if all such Warrants or underlying shares were "put" to Inova.

Inova agreed to file a registration statement covering 120% of the shares of Common Stock issuable upon conversion of the Debenture and exercise of all Warrants, no later than twenty five (25) trading days after Inova begins trading on the OTCBB or other listed exchange, and use its best effort s to have the Registration Statement declared effective within one hundred-twenty (120) days after such date. However, if the initial registration statement does not register the full amount of shares of Common Stock issuable upon conversion of the Debenture and exercise of all Warrants. Inova shall file an additional registration statement covering the shortfall of such shares into which the then outstanding principal plus accrued interest would convert into within fifteen (15) business days following a request by Investor. Inova shall keep the registration statement active so long as Agile owns the Debenture, the Warrants or any underlying shares issuable upon conversion or exercise thereof. In the event that Inova is in breach of any provision of this agreement, in addition to any other remedies available to the Investor, Inova shall pay to the Investor an amount equal to one (1%) percent of the outstanding principal amount of the Debenture for each month that the Company is in breach of this agreement. Inova analyzed the registration right arrangement under EITF 00-19-2 and concluded that there was no contingent liability to be recorded on the date of this note.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

There is a month to month office lease for $3,238 per month for Desert, which expires in August 2008. The other entities operate out of small facilities that do not have rental agreements.

Rent expense was $22,177 and $15,973 for fiscal 2008 and 2007, respectively. No real estate is owned by the Inova companies.

Litigation

The Kim’s litigation

Two former officers and directors of Inova, Tae Ho Kim and Sang Ho Kim, filed suit against Inova and its Canadian subsidiary in March 2006 in the Ontario Superior Court of Justice. The Kims claimed in their lawsuit that Inova breached an alleged employment agreement with them, as well as the separation agreement that Inova and the Kims entered into upon the termination of the Kims employment with Inova. In May 2007, the Kims were awarded $215,691, which has been accrued by Inova in accounts payable as of April 30, 2008. The company is planning to appeal.

The Top Layer Networks litigation

In January 2006, Top Layer Networks, Inc., a provider of hardware to Inova’s Canadian hardware sales business, sued Inova (then named Edgetech Services Inc.) in United States District Court in Massachusetts. Top Layer alleges that Inova purchased hardware over the course of several years and has failed to pay for it. Top Layer’s complaint requests damages in the amount of approximately $154,000 which has been accrued by Inova in accounts payable as of April 30, 2008.

The Roy litigation

In February 2006, Mr. Charles Roy sued Inova in the Superior Court of the State of California in the County of Los Angeles. The lawsuit alleged that Inova breached a consulting agreement by not paying Roy the amounts contained in the agreement and sought monetary damages of $90,000.  At approximately the same time as Mr. Xavier Roy resigned as CEO, Inova discovered that Xavier Roy had executed the agreement. The agreement required Inova to pay Mr. Charles Roy $4,500 per month for 24 months. The agreement also states that Inova must pay a minimum of $108,000 in the event that Mr. Charles Roy is terminated.  Inova claimed that the agreement was procured by fraud and in breach of Xavier Roy’s fiduciary duty to Inova, and that as a result, Mr. Roy did not have authority to enter into the agreement.  The case was tried in April 2007, and the jury found that Inova breached the agreement with Charles Roy. The jury awarded a judgment of $127,500 against Inova, which has been accrued by Inova in accounts payable as of April 30, 2008. There is a settlement being contemplated.

NOTE 10 - CAPITAL LEASES

The Company is under an obligation for vehicles:

The lease calls for monthly payments of $493 including 4.7% interest. The capitalized cost of the vehicle is $33,638. The amount payable at April 30, 2008 and 2007 was $16,342 and $22,376, respectively and is in accounts payable on the balance sheet. The lease term commenced 2004 to December 2010.

Future minimum lease payments due on the above lease is:

2009	$5,904
2010	5,904

NOTE 11 - PROFIT SHARING PLAN

Effective January 1999, Desert adopted a profit sharing plan which covers most full-time employees with one year of service. The plan allows for discretionary annual contributions to be made. During the year ended April 2008 $100,000 was contributed by Desert.

NOTE 12 - INCOME TAX

Inova / EdgeTech

	(US Entities)
	Consolidated	EdgeTech Canada
Net Operating Losses:
Loss (income) for fiscal 2007	647,166	(168,855)
NOL as of April 30, 2007	647,166	407,072
Loss (income) for fiscal 2008	1,002,842	(28,284)
Add: Non-deductible Expenses
- Meals & Entertainment (50%)	1,504
- Stock Based Compensation	-
NOL as of April 30, 2008	1,653,016	378,788

Deferred Tax Assets:
Deferred Tax Assets (35% of NOL)	578,556	132,575.80
Valuation Allowance	(528,556)	(132,575.80)
Net Deferred Tax Assets	-	-

NOTE 13 - CAPITAL TRANSACTIONS

As of April 30, 2007 and during fiscal 2008, Inova issued more common shares to its related parties than the number of shares previously authorized. These shares were issued to convert the outstanding preferred stock and to pay down its outstanding debts. Due to the fact that the authorized shares were not increased until July 2008, all common share issuance in excess of its 600,000,000 authorized shares were considered as invalid until July 2008. It was concluded by management that all shares issued in excess of the previously authorized shares considered not to be issued until July 28, 2008.. See note 18 for details on prior year invalid issues.

During fiscal 2007:

-
Inova issued 25 million shares of convertible preferred stock for the purchase of Data Management and received back the same 25 million shares of convertible preferred stock for the sale of Web’s Biggest.

-	137,500 common shares that were purchased by Inova in fiscal 2006 for $4,715 in a treasury stock transaction were returned to the original investor for return of the $4,715.

-	21,264,758 common shares were issued to related parties as partial payments of their notes payable. The value of the shares was $92,235 resulting in a reduction of the notes payable by that amount.

-
Inova issued 633,833,500 common shares for the conversion of 25 million preferred shares. The conversion was in accordance with the original terms of the preferred stock agreement. 125,524,208 common shares were reversed as Inova did not have enough authorized common shares leaving 508,309,292 validly issued shares.

During fiscal 2008, following transactions were authorized by the board of directors but the shares agreed to be issued were not considered issued until July 2008 when authorized shares were increased (see note 19 for details):

-	During the year ended April 30, 2008, 45,422,573 common shares approved to be issued to a related party as partial payment of a note payable and account payable with carrying values totaling $195,738.

-
In December 2007, Southbase LLC (a company related to the CEO, Mr. Adam Radly), agreed to convert $600,000 of cash loaned to Inova plus the interest accrued on the loan into 185,964,912 common shares of Inova. The following conversion of the loan amount (principal and interest) was calculated: $400,000 to be converted into 133,333,333 common shares at the stated rate of $0.003 per share and $200,000 was to be converted into 52,631,579 common shares at the stated rate of $0.026 per share.

NOTE 14 - WARRANTS

During the year ended April 30, 2007, Inova granted 21,000,000 warrants at the exercise prices of $0.0033 per share to a related party related to $400,000 borrowed under a term loan. These warrants vest immediately and have a life of three years. These warrants have a fair value of $63,000 and a relative fair value of $54,428.

Variables used in the Black-Scholes option-pricing model include (1) 4.45% risk-free interest rate, (2) warrant life is the contractual life of these warrants, (3) expected volatility 550%, and (4) zero expected dividends.

During the year ended April 30, 2008, Inova granted 192,279,258 warrants at exercise prices ranging from $0.001 to $0.005 per share to lenders related to $2,042,000 borrowed. These warrants vest immediately and have a life of five years. These warrants have a fair value of $769,116 and a relative fair value of $558,629.

Variables used in the Black-Scholes option-pricing model include (1) 3.48% risk-free interest rate, (2) warrant life is the contractual life of these warrants, (3) expected volatility 550%, and (4) zero expected dividends.

Summary information regarding options and warrants is as follows:

		Weighted
		average
	Warrants	Share Price
Year ended April 30, 2007:
Granted	21,000,000	$0.003
Outstanding at
April 30, 2007	21,000,000	0.003
Year ended April 30, 2008:
Granted	192,279,258	0.001
Outstanding at
April 30, 2008	213,279,258	$0.001

Warrants outstanding and exercisable as of April 30, 2007:

	- Outstanding -		Exercisable
	Number	Remaining	Number
Exercise Price	of Shares	life	of Shares
$0.003	21,000,000	3 years	21,000,000
	21,000,000		21,000,000

Warrants outstanding and exercisable as of April 30, 2008:

	- Outstanding -		Exercisable
	Number	Remaining	Number
Exercise Price	of Shares	life	of Shares
$0.003	21,000,000	2 years	21,000,000
$0.001 - 0.026	192,279,258	1 year	245,773
	213,279,258		21,245,773

NOTE 15 - MAJOR CUSTOMERS AND MAJOR VENDORS

During fiscal 2007, Inova made sales of $719,331 to a single customer which were in excess of 10% of total revenues for 2007.

During fiscal 2008, revenues generated from top three customers were approximately 40% of total revenues.

There were no major vendors during fiscal 2007.

During fiscal 2008, purchases from the four largest vendors represent approximately 45% of total purchases.

NOTE 16 - SEGMENT INFORMATION

Inova has three reportable segments, one providing IT solutions and services, one providing RFID products and one providing hardware and cabling.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance. The following is the summary of operations by segment:

	Edgetech	Right Tag	DCI	Total

Sales	383,705	158,216	4,900,481	5,442,402

Operating income	(562,218)	(51,542)	(104,603)	(718,363)

Interest/other	(60,400)	(16,113)	(36,876)	(113,389)

Assets	3,968,086	461,373	6,054,897	10,434,356

NOTE 17 - DISCONTINUED OPERATIONS

As discussed in Note 1, Web’s Biggest, Inc was sold and accounted for as discontinued operations. The following is a summary of the operating income from discontinued operations for fiscal 2007:

Revenues	$620,049
Cost of revenues	(288,164)
Operating expenses	(247,213)
Operating income	84,672
Interest income	216
Net income from discontinued operations	$84,888

NOTE 18 - RESTATEMENTS

During the year ended April 30, 2008, Inova restated its prior year financial statements for the following transactions:

1. Inova’s acquisition of Web’s Biggest:

During 2008, Inova determined that the original accounting for the merger with Web’s Biggest in 2005 was incorrect. Both companies were operating companies and the intent of the combined entity was to continue on with both operations. Inova should have accounted for the transaction as a reverse acquisition whereby Web’s Biggest purchased Inova and fair value and purchase accounting would apply. The purchase price was $2,464,908 (70,425,950 shares issued at their market value of $0.035 per share on June 1, 2005) and the fair value of the net liabilities assumed was $508,037, resulting in goodwill and intangible assets totaling $2,972,945. Inova recorded goodwill of $2,612,304 and intangible asset of $360,641 through additional paid in capital. Inova also recorded $230,410 amortization of intangible asset through reduction of retained earnings. An impairment analysis at April 30, 2008 has been undertaken and a reduction to goodwill of $324,310 has been booked.

2. Unrecorded management fees:

During 2008, Inova identified that there were management fees of $15,000 per month for prior periods which were not recognized but which are now being realized as an increase in expense and in paid in capital. This totaled $180,000, which increases net loss for fiscal 2007.

3. Common shares issued in excess of the authorized shares:

As described in Note 13, at April 30, 2007, Inova issued more common shares to its related parties than the number of shares previously authorized. For the year ended April 30, 2007, there were 125,524,208 common shares issued by Inova to its related parties to convert the outstanding preferred shares. An adjustment was made to reduce common stock par value by $125,524, increase the preferred stock par value by $4,951 and increase the additional paid in capital of $120,573.

NOTE 19 - SUBSEQUENT EVENTS

On May 7, 2008, Desert entered into a new month to month office lease, effective September 2008. Rent is payable at $6,300 per month including tax.

In July 2008, Inova borrowed $500,000 from Ascendiant. The note has warrants of 48,978,294 for Ascendiant at an exercise price of $100 total. These warrants have a put option of $250,000. There are also related warrants for Agile of 3,918,264 at an exercise price of $100 total. The interest term of the note is the higher of prime + 3% or 15%, with 6 principal payments of $83,333 starting in July, 2009.

The Boone note in 2007 was $1,792,000 with the option to increase to $2,016,000. A guarantee of $224,000, which had been arranged as possible at the time of the original financing was put into place. This increases the Boone note payable to it’s maximum amount, $2,016,000. The terms of this are the same as the original Boone borrowing since this is part of the same note.

In July 2008, number of authorized shares was increased to 3,000,000,000 shares. 356,911,705 shares previously agreed to be issued to the related parties were issued for conversion of their notes payable. These shares were valued at $1,156,937 and additional interest expense of $234,886 was recorded by Inova for the excess fair value.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no disagreements with our accountant on accounting and financial disclosure.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Financial Officer has concluded that the Company’s disclosure controls and procedures have been partially tested but not fully documented so can not be deemed to be completely effective yet.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 8B. Other Information.

On December 21, 2007, Inova acquired Texas-based Desert Communications (“Desert”) for $5.9 million ($3.3 million paid in cash and $2.6 million to be paid under notes payable).

Desert provides IT services to a customer base that primarily consists of Texas based school districts, local government entities and corporations. Services provided by Desert include IT network and communications services, network design, implementation and maintenance.

Funding for the acquisition was obtained from IBM and Boone Opportunity Lenders (“Boone”). IBM provided part of a $2.5 million line of credit and Boone Opportunity Lenders provided a $1.8 million debenture. Inova signed a $2.3 million promissory note payable to the previous owners of Desert.

The fair values of the assets acquired and the liabilities assumed at December 21, 2007 are as follows:

Cash	$2,222,632
Accounts receivable	2,406,695
Inventory	293,283
Prepaid expense	6,654
Fixed assets	167,139
Goodwill	3,414,445
Intangible assets	860,555
Accounts Payable and accrued liabilities	(3,434,077)

Total	$5,937,326

The following shows the unaudited pro forma results of operations as though the purchases of Right Tag and Desert had been completed on May 1, 2006:

	2008	2007
Sales	$17,633,590	$14,944,551
Cost of sales	(12,008,040)	(10,332,197)
G&A	(3,684,974)	(3,058,364)
Interest income (expense)	(550,626)	295,038
Income from continuing operations	1,389,950	1,849,028
Loss on sale of Web’s Biggest	-	(1,226,061)
Income from discontinuing operations	-	170,053
Net income	$1,389,950	$793,020

Restatements

There were management fees of $15,000 per month for prior periods which were not paid but which are now being realized as an increase in expense and in paid in capital. This is a total of $180,000, which is a reduction of retained earnings and increase to equity.

Also, the company determined hat the original accounting for the merger with Web’s Biggest in 2005 was incorrect. Both companies were operating companies and the intent of the combined entity was to continue on with both operations. Inova should have accounted for the transaction as a reverse acquisition whereby Web’s Biggest purchased Inova and fair value and purchase accounting would apply.

PART III.

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Our directors and executive officers as of the date of this Report are as follows:

Name	Age	Position
Adam Radly	39	Chief Executive Officer, President, Treasurer
Paul Aunger	49	Secretary, Director
Jeffrey Mandelbaum	44	Director
Bob Bates	40	Chief Financial Officer

Adam Radly, President, Chief Executive Officer, Chairman and Treasurer
Mr. Radly became Chief Executive Officer of Inova after the merger with Web’s Biggest.

Mr. Radly was the founder and CEO of Isis Communications. While he was CEO of Isis, the company’s revenue increased from zero to $22 million, and Mr. Radly helped the company complete an IPO raising approximately $40 million. During his tenure, Isis completed eight acquisitions, and raised an additional $30 million from U.S. institutional investors in a secondary offering. Isis later merged with AAV Ltd. Mr. Radly is also the founder of XSIQ (International) Pty Ltd., a leading provider of K-12 education software and SponsorAnything.com, a leading sponsorship website.

Paul Aunger, Secretary
Mr. Aunger became a director and the Company’s Secretary on November 22, 2005. He is managing partner of Advisors, LLC.

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

Bob Bates, Chief Financial Officer

Bob is a CPA with almost 20 years experience as a Controller and CFO for various public and private entities in several countries. He was with Allied Capital (NYSE) as Controller and has worked with other Billion dollar plus companies. He also spent time with KPMG.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish our Company with copies of all Section 16(a) forms they file.

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

Item 10. Executive Compensation.

The following describes the cash and stock compensation paid to our directors and officers during the two past fiscal years. Our fiscal year ends on April 30. As a result, our most recent fiscal year ended April 30, 2008, and is referred to below as 2008. The previous fiscal year ended April 30, 2007 and is referred to as 2007 below.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Management fee ($)	Stock Awards ($)	Total ($)
Adam Radly, Chairman and CEO	2008	120,000	-0-	-0-
Adam Radly, Chairman and CEO	2007	120,000	-0-	-0-
Paul Aunger, Secretary and Director	2008	60,000	-0-	0
Paul Aunger, Secretary and Director	2007	60,000	-0-	-0-

The above compensation, although accrued by Inova, has not been paid to our officers. Our officers have agreed to allow this compensation to accrue for the time being until the Company’s cash flow improves; however, they may revoke this arrangement at any time.

Other related party information:
The Company pays professional fees of $5,000 a month to Advisors LLC, a company controlled by Paul Aunger, a director of the company. The Company also pays $10,000 a month in consulting fees to Southbase LLC, a company controlled by our CEO, Adam Radly.

Our executive officers do not have written employment agreements with the Company.

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

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of July 31, 2008 by each person known by us to beneficially own 5% or more of our outstanding common stock; each of our directors; each of the Named Executive Officers; and all of our directors and Named Executive Officers as a group.

In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or debentures held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of July 31, 2008 are deemed outstanding.

Percentage of beneficial ownership is based upon 956,911,693 shares of common stock outstanding at July 31, 2008. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Class
Adam Radly - CEO and related entities	568,938,076 Common Stock, $0.001 Par Value	59.5%

Paul Aunger-Secretary and related entities	333,662,530	34.9%

(1)	The address for these owners is 233 Wilshire Blvd, Suite 300 Santa Monica, CA 90401
(2)	There are approximately 28 shareholders of record, 1 of which is a holder for several hundred individuals

Item 12. Certain Relationships and Related Transactions.

Our Chairman and CEO, Adam Radly, has loaned the Company money several times during the past fiscal year. The amount outstanding under these loans is $142,532. Interest is accruing at the rate of 7% per year.

In December 2007, Southbase LLC agreed to convert $600,000 of cash loaned to the Company plus the interest accrued on the loan into 185,964,912 common shares of the Company. However, as discussed above, this transaction was not accounted for until July, 2008, when the authorized shares were increased.

The Company has an invoice factoring arrangement with Advisors LLC, an entity related to Paul Aunger, our Secretary and a director. The amount of the invoices factored was $348,525 during this fiscal year.

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

Item 14. Principal Accountant Fees and Services.

AUDIT FEES

We estimate aggregate fees of $50,000 for this year's audit of our financial statements.  Last year, we were billed $40,000 for our year-end audit.

AUDIT-RELATED FEES

We estimate aggregate fees of $10,000 for assurance and related services by the former principal accountant that are reasonably related to the performance of the audit or review of our financial statements.  For Fiscal Year 2007, these fees were $10,000.

TAX FEES

We were billed aggregate fees of $2,000 for tax compliance, tax advice, and tax planning by our former principal accountant for this fiscal year. Last fiscal year, these fees were $2,000.

ALL OTHER FEES

This year, we were billed $0 for products and services provided by our principal accountant not otherwise disclosed above, Last year, we were billed $0 for these products and services.

None of the above fees were subject to audit committee pre-approval requirements.

SIGNATURES
INOVA TECHNOLOGY INC.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Name and Title	Date

/s/	Adam Radly	Adam Radly
		Chairman and CEO	August 13, 2008

/s/	Bob Bates	Bob Bates
		CFO	August 13, 2008

/s/	Paul Aunger	Paul Aunger
		Secretary and Director	August 13, 2008

/s/	Jeff Mandelbaum	Jeff Mandelbaum
		Director	August 13, 2008