Form 10KSB/A
period 2008-04-30
Inova Technology Inc.
filed 2008-08-18
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB/A

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

This filing amends our Annual Report on Form 10-KSB for the year ended April 30, 2008, previously filed on August 13, 2008. Specifically, 1) The interest paid on the cash flow statement has been corrected, 2) The interest rate on a related party transaction was corrected 3) The tax valuation allowance has been corrected 4) The internal controls wording has been modified and several typographical errors have been fixed.

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

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas
August 13, 2008

INOVA TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

		(Restated)
	April 30,	April 30,
	2008	2007

ASSETS

Current assets
Cash	$12,167	$22,847
Restricted cash - escrow	—	339,758
Accounts receivables, net	769,918	208,408
Contract receivables, net	2,233,252	—
Inventory	101,679	—
Cost in excess of billing	198,655	—
Prepaid and other current assets	234,645	—
Total current assets	3,550,316	571,013

Fixed assets, net	183,926	1,039
Intangible assets, net	845,332	130,231
Goodwill	5,904,782	2,612,304
Total assets	$10,484,356	$3,314,587

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,746,889	$532,962
Accrued liabilities	270,061	5,811
Deferred income	403,792	—
Notes payable - related parties	1,200,855	662,690
Notes payable, net	2,648,678	—
Total current liabilities	6,270,275	1,201,463

Notes payable - net of current maturities	2,812,133	439,545
Total liabilities	9,082,408	1,641,008

Stockholders' equity
Convertible preferred stock, $0.001 par value; 25,000,000 shares	4,951	4,951
authorized; 4,951,000 shares issued and outstanding
Common stock, $0.001 par value; 3,000,000,000 shares
authorized; 600,000,000 shares issued and outstanding	600,000	600,000
Additional paid-in capital	2,774,658	2,070,227
Accumulated deficit	(1,977,661)	(1,001,599)
Total stockholders' equity	1,401,948	1,673,579
Total liabilities and stockholders' equity	$10,484,356	$3,314,587

See summary of accounting policies and notes to consolidated financial statements.

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended April 30, 2008 and 2007

		(Restated)
	2008	2007

Revenues	$5,442,402	$1,615,187

Cost of revenues	(4,109,518)	(578,336)
Operating expenses	(2,195,557)	(1,546,551)

Operating loss	(862,673)	(509,700)

Other income (expense):
Interest income	—	1,367
Other income	—	9,300
Interest expense	(113,389)	(41,616)

Loss from continuing operations	(976,062)	(540,649)

Income from discontinued operations	—	84,888
Loss from disposal of discontinued operations	—	(1,236,362)

Net loss	(976,062)	(1,692,123)
Translation adjustment	—	(4,877)

Comprehensive loss	$(976,062)	$(1,697,000)

Basic and diluted income (loss) per share:
- from continuing operations	$(0.00)	$(0.00)
- from discontinued operations	—	(0.00)

Basic and diluted income (loss) per share	(0.00)	(0.01)

Weighted average common shares outstanding	600,000,000	332,590,991

See summary of accounting policies and notes to consolidated financial statements.

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended April 30, 2008 and 2007

		(Restated)
	2008	2007
CASH FLOWS OPERATING ACTIVITIES
Net loss	$(976,062)	$(1,692,123)
Less: income (loss) from discontinued operations	—	1,151,474
Loss from continuing operations	(976,062)	(540,649)
Adjustments to reconcile net income to net cash used provided by operating activities:
Bad debt expense	17,753	—
Depreciation expense	11,792	25,216
Management fees	—	180,000
Amortization expense	940,442	230,410
Changes in operating assets and liabilities:
Increase (decrease) in accounts receivable	(375,712)	402,095
Increase (decrease) in inventory	(7,830)	—
Increase (decrease) in cost in excess of billing	112,156	—
Increase (decrease) in prepaid assets	(130,524)	—
Increase (decrease) in A/P and accrued expenses	822,366	28,475
Increase (decrease) in deferred income	403,792	—
Net cash provided by operating activities of continuing operations	818,173	325,547
Net cash used by operating activities of discontinuing operations	—	(1,278,943)
Net cash provided by (used by) operating activities	818,173	(953,396)

CASH FLOW INVESTING ACTIVITIES
Purchase of RightTag	—	(339,758)
Purchase of Desert Communication	(3,725,000)	—
Purchase of fixed assets	(27,540)	—
Net cash used in investing activities of continuing operations	(3,752,540)	(339,758)
Net cash provided by investing activities of discontinuing operations	—	73,259
Net cash provided by investing activities	(3,752,540)	(266,499)

CASH FLOW FINANCING ACTIVITIES
##Proceeds from loans	3,269,820	—
Repayments made on notes payable	(358,401)	—
Proceeds from borrowings on notes payable - related parties	469,513	1,167,557
Repayments made on notes payable - related parties	(472,765)	(304,253)
Capital contributions made by related party	15,520	—
Sale of treasury stock		4,715
Net cash provided by financing activities of continuing operations	2,923,687	868,019
Effect of foreign currency translation	—	(4,877)
NET CHANGE IN CASH	(10,680)	(356,753)
CASH AT BEGINNING OF YEAR	22,847	379,600
CASH AT END OF YEAR	$12,167	$22,847

SUPPLEMENTAL INFORMATION:
Interest paid	$106,496	$15,147
Income taxes paid	—	—

NON-CASH INVESTINGAND FINANCING ACTIVITIES:
Common stock issued for partial payment of notes payable	$—	$92,326
Preferred stock converted to common stock	—	20,049
Common stock issued for conversion of preferred stock	—	508,310
Seller financed purchase of Desert Communication	2,630,801	—
Beneficial conversion feature discount on notes payable	75,856	—
Discount to notes payable on relative fair value of warrants	613,056	—

See summary of accounting policies and notes to consolidated financial statements.

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
Years ended April 30, 2007 and 2008

	Common Stock		Preferred Stock		Treasury Stock				Accumulated
	Shares	Par (0.001)	Shares	Par (0.001)	Shares	Amount	APIC	OCI	Deficit	Total

Balances at April 30, 2006	70,288,450	$70,288	25,000,000	$25,000	137,500	$(4,715)	$(665,381)	$4,877	$690,524	$120,593

Shares issued to pay notes payable	21,264,758	21,264					71,061			92,325
Shares issued to acquire Data Management			25,000,000	25,000			(25,000)			—
Shares received for sale of Web's Biggest, LTD			(25,000,000)	(25,000)			25,000			—
Reversal of treasury stock purchase	137,500	138			(137,500)	4,715	(138)			4,715
Preferred shares converted to common shares (restated)	508,309,292	508,310	(20,049,000)	(20,049)			(488,261)			—
Sale of Web's Biggest (restated)							2,972,945			2,972,945
Management fees (restated)							180,000			180,000
Translation adjustment								(4,877)		(4,877)
Net loss (restated)									(1,692,123)	(1,692,123)

Balances at April 30, 2007 (Restated)	600,000,000	600,000	4,951,000	4,951	—	—	2,070,226	—	(1,001,599)	1,673,578

Capital contributions from related party							15,520			15,520
Beneficial conversion feature							75,856			75,856
Warrant discount							613,056			613,056
Net loss									(976,062)	(976,062)

Balances at April 30, 2008	600,000,000	$600,000	4,951,000	$4,951	—	$—	$2,774,658	$—	$(1,977,661)	$1,401,948

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

Intangible assets, goodwill and impairments of long-lived assets

Intangibles are recorded at cost and amortized on the straight-line method over their estimated useful lives. Goodwill is reviewed annually. An impairment analysis at April 30, 2008 was undertaken and an impairment to goodwill of $324,310 was recorded.

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

NOTE 4 - CONTRACTS RECEIVABLE

Completed contracts	$1,639,799
Contracts in progress	593,453
Total Contracts Receivable	$2,233,252

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

Costs incurred on uncompleted contracts	$483,706
Estimated earnings	302,150
Less: Billings to date	(587,201)
Total	$198,655

Included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess
of billings on uncompleted contracts	$198,655
Billings in excess of costs and estimated
earnings on uncompleted contracts	—
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

The results of these acquisitions are included in the consolidated financial statements from the date of acquisition.  The following shows the unaudited pro forma results of operations as though the purchases of RightTag and Desert had been completed on May 1, 2006:

	2008	2007
Sales	$17,633,590	$14,944,551
Cost of sales	(12,008,040)	(10,332,197)
G&A	(3,684,974)	(3,058,364)
Interest income (expense)	(550,626)	295,038
Income from continuing operations	1,389,950	1,849,028
Loss on sale of Web’s Biggest	—	(1,226,061)
Income from discontinuing operations	—	170,053
Net income	$1,389,950	$793,020
Basic and diluted net income per share	(0.00)	(0.00)
from continuing operations
Basic and diluted net income per share	(0.00)	(0.00)
from discontinuing operations
Basic and diluted net income per share	(0.00)	(0.00)
Weighted average common shares	600,000,000	332,590,991

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

Goodwill consists of the following as of April 30, 2008 and 2007:

	2008	2007
RightTag	$300,870	$—
Desert	3,315,918	—
Edgetech	2,287,994	2,612,304
Total	$5,904,782	$2,612,304

Intangible assets consist of the following as of April 30, 2008:

	2008	2007
RightTag - customer list	$90,468	$—
Desert - customer list	443,493	—
Desert - employment agreements	301,354	—
Edgetech - customer list	10,018	130,231
Total	$845,333	$130,231

For the years ended April 30, 2008 and 2007, Inova recorded amortization expenses of $605,466 and $230,410, respectively.

NOTE 7 - RELATED PARTY TRANSACTION

Due to related parties:
	2008	2007
Due to Southbase, entity associated
with the CEO, matures January 2010,
monthly payments of $11,847, interest
of 7%, unsecured	$861,563	$426,503
Due to IMSS, entity associated with
the CEO, matures January 2010,
no interest, unsecured	—	186,382
Due to former officers, on demand, interest
of 7%, unsecured	—	10,118
Due to Advisors, LLC, entity associated
with the Secretary, matures January 2010,
monthly payments of $15,388, interest of
prime + 3%, secured by receivables (8% at April 30)	247,927	202,142
Due to Advisors, LLC, entity associated
with the Secretary, matures January 2010,
monthly payments of $11,545, interest of
prime + 2%, secured by receivables (7% at April 30)	91,365	277,090
Total due to related parties	$1,200,855	$1,102,235

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

Inova entered into a registration agreement with Boone requiring that a filing be done for the number of Registrable Securities equal to the lesser of (i) the total number of Registrable Securities and (ii) one-third of the number of issued and outstanding shares of Common Stock that are held by non-affiliates. Registrable securities are (i) all Warrant Shares (ii) any additional shares of Common Stock issuable in connection with any anti-dilution provisions in the Warrants (iii) all Put Shares; and (iv) any securities issued or issuable upon any stock split, dividend or other distribution, recapitalization or similar event. The filing is required to be done by March 31, 2008 and approved and effective shortly thereafter. As of the filing date this had not occurred because of previous SEC filings that are being reviewed by the SEC staff. The document calls for a penalty of 2% of purchase price if this date is not met. However, we have received a written waiver for the 10K until the SEC extended due date and until November 10, 2008 for the registration statement.

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

NOTE 12 - INCOME TAX

	(US Entities)
	Consolidated	EdgeTech Canada
Net Operating Losses:
Loss (income) for fiscal 2007	647,166	(168,855)
NOL as of April 30, 2007	647,166	407,072
Loss (income) for fiscal 2008	1,002,842	(28,284)
Add: Non-deductible Expenses
- Meals & Entertainment (50%)	1,504
- Stock Based Compensation	—
NOL as of April 30, 2008	1,653,016	378,788

Deferred Tax Assets:
Deferred Tax Assets (35% of NOL)	578,556	132,575.80
Valuation Allowance	(578,556)	(132,575.80)
Net Deferred Tax Assets	—	—

No income taxes payable in 2008 or in 2007, as a result of the operating losses recorded during those years. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets, and, accordingly, has not booked an income tax benefit as of April 30, 2008 and 2007. All losses incurred can be carried forward for seven years for Canadian income tax purposes and twenty years for United States income tax purposes.

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

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Financial Officer has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

The fair values of the assets acquired and the liabilities assumed at December 21, 2007 are as follows:

Cash	$2,222,632
Accounts receivable	2,406,695
Inventory	293,283
Prepaid expense	6,654
Fixed assets	167,139
Goodwill	3,414,445
Intangible assets	860,555
Accounts Payable and accrued liabilities	(3,434,077)

Total	$5,937,326

The following shows the unaudited pro forma results of operations as though the purchases of Right Tag and Desert had been completed on May 1, 2006:

	2008	2007
Sales	$17,633,590	$14,944,551
Cost of sales	(12,008,040)	(10,332,197)
G&A	(3,684,974)	(3,058,364)
Interest income (expense)	(550,626)	295,038
Income from continuing operations	1,389,950	1,849,028
Loss on sale of Web’s Biggest	—	(1,226,061)
Income from discontinuing operations	—	170,053
Net income	$1,389,950	$793,020

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

Item 14. Principal Accountant Fees and Services.

AUDIT FEES

We estimate fees of $68,000 for this year's audit of our financial statements.  Last year, we were billed $40,000 for our year-end audit.

AUDIT-RELATED FEES

We paid aggregate fees of $46,000 for assurance and related services by the current principal accountant that are related to the performance of the review of our financial statements.  For Fiscal Year 2007, these fees were $10,000.

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