Form 10-Q
period 2008-07-31
Inova Technology Inc.
filed 2008-09-17
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of September 15, 2008: 964,870,775

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

Inova Technology, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	July 31,	April 30,
	2008	2008
ASSETS

Current assets
Cash	$256,805	$12,167
Accounts receivables, net	-	769,918
Contract receivables, net	3,067,870	2,233,252
Inventory	103,658	101,679
Cost in excess of billing	180,958	198,655
Prepaid and other current assets	580,771	234,645

Total current assets	4,190,062	3,550,316

Fixed assets, net	186,268	183,926
Intangible assets, net	737,224	845,332
Goodwill	5,904,782	5,904,782

Total assets	$11,018,336	$10,484,356

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
Accounts payable	$2,382,941	$1,746,889
Accrued liabilities	146,233	270,061
Deferred income	520,475	403,792
Note payable - related parties	227,237	1,200,855
Note payable, net	1,205,722	2,648,678

Total current liabilities	4,482,608	6,270,275

Long term debt - net of current maturities	3,181,738	2,812,133

Total liabilities	7,664,346	9,082,408

Stockholders' equity
Convertible preferred stock, $0.001 par value; 25,000,000	-	4,951
shares authorized; 0 and 4,951,000 issued and outstanding
Common stock, $0.001 par value; 3,000,000,000 shares	964,871	600,000
authorized; 964,870,775 shares and 600,000,000
shares issued and outstanding, respectively
Additional paid-in capital	4,064,963	2,774,658
Accumulated deficit	(1,675,844)	(1,977,661)

Total stockholders' equity	3,353,990	1,401,948

Total liabilities and stockholders' equity	$11,018,336	$10,484,356

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Income
For the three months ended July 31, 2008 and July 31, 2007 (unaudited)

	07/31/08	07/31/07

Revenues	$5,892,315	$385,112

Cost of revenues	(4,040,229)	(145,263)
Operating expenses	(1,287,347)	(140,197)

Operating income	564,739	99,652

Interest expense	(262,923)	(31,695)

Net income	$301,816	$67,957

Basic and diluted income per share	$0.00	$0.00

Weighted average common shares	964,870,775	600,000,000

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended July 31, 2008 and 2007 (unaudited)

	July 31, 2008	July 31, 2007

CASH FLOWS OPERATING ACTIVITIES
Net income	$301,816	$67,957

Adjustments to reconcile net income to cash provided by
operating activities:
Amortization expense	277,875	2,225
Depreciation expense	9,214	-
Accrued management fees	30,000	-
Interest expense from conversion of debt to equity	126,340	-
Changes in operating assets and liabilities:
Increase (decrease) in A/P and accrued expenses	649,024	40,878
Increase (decrease) in accounts receivable	(64,700)	31,190
Increase (decrease) in deferred income	116,683	-
Increase (decrease) in inventory	15,718	540
Increase (decrease) in prepaid/other assets	(346,126)	10,784

Net cash provided by operating activities	1,115,844	153,574

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(11,556)	(2,215)

Net cash used in investing activities	(11,556)	(2,215)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans	671,125	110,000
Repayment of loans	(1,493,075)	(237,508)
Repayment of loans - related parties	(37,700)	-

Net cash used in financing activities	(859,650)	(127,508)

NET CHANGE IN CASH	244,638	23,851
CASH AT BEGINNING OF PERIOD	12,167	22,847

CASH AT END OF PERIOD	$256,805	$46,698

SUPPLEMENTAL INFORMATION:
Interest paid	$42,209	$15,127
Income taxes paid	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Discount on note payable - BCF	$280,942	$54,427
Discount on note payable - Warrants	166,183	54,428
Common stock issued for debt	1,087,247	-
Preferred stock converted to common stock	120,573	-
Net liabilities assumed under the Right Tag acquisition	-	111,572

INOVA TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 –BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Inova have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in Inova’s latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-KSB have been omitted.

NOTE 2 – RELATED PARTY TRANSACTIONS

Loans payable from related parties consists of advances from existing shareholders. These notes are unsecured, bear interest at 7% to 8%, and are repayable in two to three years. Amount due to Southbase is $137,192 and due to Advisors, LLC is $90,045.

During the three months ended July 31, 2008, 7,959,084 shares of common stock were issued to Advisors, LLC as partial payment of a note payable and accounts payable.

NOTE 3 –NOTES PAYABLE

Note Payable - Ascendiant:

In July 2008, a note payable of $500,000 was issued for 1.5 years by Ascendiant. It is secured by all assets of Desert and $300,000 escrow for a potential acquisition.

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

As of July 31, 2008, the minimum time to measure had not elapsed, therefore, no determination of compliance was made as of that date.

52,896,558 warrants were issued to Ascendiant with this note. The warrants expire in July 2013. They have an aggregated exercise price of $200. The fair value of these warrants was calculated using the Black-Scholes Model using these assumptions (1) 3% discount rate, (2) warrant life of 5 years, (3) expected volatility of 365%, and (4) zero expected dividends. The warrants relative fair value created a discount of $166,183.

Inova signed a put option agreement with Ascendiant whereby anytime between January 1, 2010 and July 1, 2013, Ascendiant can require Inova to repurchase from Ascendiant up to 48,978,294 shares of Common Stock for $250,000. The Put is not in effect until Ascendiant exercises their warrants. As of July 31, 2008, the warrants had not been exercised.

Inova analyzed the notes and warrants for derivative accounting consideration under SFAS 133 and EITF 00-19. Inova determined that derivative accounting is not applicable. Inova then analyzed the conversion option under EITF 98-5 and EITF 0-27 and determined there was a beneficial conversion feature resulting in a discount to the note of $280,942.

Inova entered into a registration agreement with Ascendiant requiring that a filing be done for the number of Registrable Securities equal to the lesser of (i) the total number of Registrable Securities and (ii) one-third of the number of issued and outstanding shares of Common Stock that are held by non-affiliates. Regristrable securities are (i) all Warrant Shares (ii) any additional shares of Common Stock issuable in connection with any anti-dilution provisions in the Warrants (iii) all Put Shares (iv) any securities issued or issuable upon any stock split, dividend or other distribution, recapitalization or similar event. Inova shall pay to Bonne an amount in cash, as partial liquidated damages and not as a penalty, equal to 2.00% of the aggregate purchase price paid by Ascendiant pursuant to the Purchase Agreement for any unregistered Registrable Securities then held by Ascendiant. The parties agree that Inova shall not be liable for liquidated damages under this Agreement with respect to any Warrants or Warrant Shares. Inova analyzed the registration right arrangement under the guidance of FSP EITF 00-19-b and determined that the contingent obligation to make future payments under the registration payment arrangement is not probable and can not be reasonably estimated at inception because currently Ascendiant has not yet exercised the outstanding warrants and the registration right arrangement would not be effective until the warrants are exercised and become Common Shares.

All discounts will be amortized over the life of the notes using the effective interest method. A summary of the activity on this note for the three month ended July 31, 2008 is as follows:

Gross proceeds from the note	$500,000
Less: Discount related to the origination fees imposed by the lender	(52,875)
Less: relative fair value of warrants granted	(166,183)
Less: beneficial conversion feature discount	(280,942)
Add: amortization of discount	3,954

Carrying amount of the note as of July 31, 2008	$3,954

Other debt transactions during the three months ended July 31, 2008:

The original Boone Note was $1,792,000 with the option to increase to $2,016,000. Inova borrowed additional $224,000 from Boone during the quarter ended July 31, 2008. The terms of this additional borrowing are the same as the original Boone borrowing.

During the quarter ended July 31, 2008, Inova made the following cash repayments on its outstanding notes payable:

Notes payable to Desert previous owners	$265,389
Boone Note	518,597
IBM line of credit	482,531

Total cash paid	$1,266,517

During the three months ended July 31, 2008, Inova recognized $165,813 amortization expense on the loan discounts originated from its financing arrangement with Boone and Agile.

NOTE 4 –COMMON STOCK

During fiscal 2007 and 2008, Inova issued more common shares to its related parties than the number of shares previously authorized. These shares were authorized by the board to be issued to the related parties of the Company for the conversion of preferred stock and certain outstanding debts. In July 2008, number of authorized shares was increased to 3,000,000,000 shares. 356,911,705 shares previously agreed to be issued to the related parties were issued. These shares were valued at $1,156,937 and additional interest expense of $234,886 was recorded by Inova for the excess fair value.

During the first quarter of 2009, 7,959,084 common shares were issued to a related party as partial payment of a note payable and account payable with carrying values totaling $46,163.

NOTE 5 –SEGMENT INFORMATION

Inova has three reportable segments, one providing IT solutions and services, one providing hardware and cabling and one which manufactures standards compliant and durable RFID (Radio Frequency Identification) equipment.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance.

	EdgeTech	RightTag	DCI	Total
Sales	$87,318	$16,598	$5,788,399	$5,892,315
Cost of sales	53,886	7,629	3,979,077	4,040,592
Operating income (expense)	(250,670)	(11,720)	827,130	564,740
Interest expense	23,522	-	239,401	262,923

NOTE 6 – SUBSEQUENT EVENT

On September 2, 2008, Inova purchased 40% of the outstanding stock of Innophone for $40,000. Inova also has the right to buy an additional 400,000,000 shares at a future date. Innophone is an internet protocol company that owns IP addresses.

Item 2. Management Discussion and Analysis of Financial Condition and Result of Operations.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JULY 31, 2008

Net revenues increased from $385,112 in the three-month period ending July 31, 2007 to $5,892,315 for the three-month period ending July 31, 2008. This is due to the revenues from the newly-acquired Desert Communications.

Operating expenses increased from $140,197 for the three months ending July 31, 2007 to $1,287,347 for the same period in 2008. This was mainly due to the expenses from the newly-acquired Desert Communications.

Net income from continuing operations decreased from $67,957 for the three months ending July 31, 2007 to $301,817 for the same period in 2008. This is due to the profit from the newly-acquired Desert Communications.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the three month period ended July 31, 2008 was $1,115,844, as compared to cash provided by operations of $153,574 for the three months ended July 31, 2007. The change is primarily due to the acquisition of Desert. Cash used in investing activities for the three month period ended July 31, 2008 was $11,556, as compared to $2,215 for the three months ended July 31, 2007. The change was due to fixed asset purchases. Cash used for financing activities for the three month period ended July 31, 2008 was $859,650, as compared to $127,508 for the three months ended July 31, 2007. The change was due to significant loan repayments.

Our operating activities for the three months ended July 31, 2008, have generated adequate cash to meet our operating needs. As of July 31, 2008, we had cash and cash equivalents totaling $256,805, and accounts receivable of $3,067,870.

Management believes that existing cash, cash equivalents, together with any cash generated from operations will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months.

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report and concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion.  We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Board of Directors. We believe that this effort is sufficient to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our Chief Executive Office, Chief Financial Officer and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

(b)  Changes in internal controls

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(A) Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a - 14(a) or Rule 15d - 14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a - 14(a) or Rule 15d - 14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 15, 2008	By:	/s/ Adam Radly
Adam Radly
Chief Executive Officer

Dated: September 15, 2008	By:	/s/ Bob Bates
Bob Bates
Chief Financial Officer,