Form 10-Q
period 2008-10-31
Inova Technology Inc.
filed 2008-12-22
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filler”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filet ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of December 15, 2008: 2,426,643

Item 1. Financial Statements

Inova Technology, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	10/31/2008	4/30/2008
ASSETS

Current assets
Cash	$624,324	$12,167
Accounts receivables	4,380,597	3,003,170
Inventory	345,084	101,679
Prepaid and other current assets	164,790	433,300

Total current assets	5,514,795	3,550,316

Fixed assets	1,779,952	183,926
Intangible assets	1,754,908	845,332
Goodwill	9,066,249	5,904,782

Total assets	$18,115,904	$10,484,356

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$3,707,991	$1,746,889
Accrued liabilities	271,460	270,061
Current maturities of long-term debt	1,472,000	2,648,678
Current maturities of long-term debt (related parties)	1,258,214	1,200,855
Deferred income	519,172	403,792

Total current liabilities	7,228,837	6,270,275

Long term debt (related parties)	3,251,609	—
Long term debt - net of current maturities	2,411,982	2,812,133

Total liabilities	12,892,428	9,082,408

Stockholders' equity
Convertible preferred stock, $0.001 par value; 25,000,000
shares authorized; 1,500,000 and 4,951,000
issued and outstanding, respectively	1,500	4,951
Common stock, $0.001 par value; 3,000,000,000 and 600,000,000 shares authorized; 2,426,643 and 1,500,000 shares
outstanding, respectively	2,427	1,500
Additional paid-in capital	7,202,608	3,373,158
Accumulated deficit	(1,983,059)	(1,977,661)

Total stockholders' equity	5,223,476	1,401,948

Total liabilities and stockholders' equity	$18,115,904	$10,484,356

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	3 months ending	3 months ending
	10/31/08	10/31/07

Revenues	$6,781,040	$90,954

Cost of revenues	(4,956,556)	$(65,255)
Operating expenses	(1,615,338)	$(112,566)

Operating income	209,146	(86,867)

Other income (expense):

Interest expense	(516,360)	$(127,163)

Net income (loss)	$(307,214)	$(214,030)

Basic and diluted income (loss) per share:

Weighted average common shares outstanding	2,426,643	1,814,660

Earnings (Loss) per share	(0.13)	(0.12)

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	6 months ending	6 months ending
	10/31/08	10/31/07

Revenues	$12,673,355	$476,066

Cost of revenues	(8,996,785)	$(210,518)
Operating expenses	(2,902,685)	$(235,623)

Operating income	773,885	$29,925

Other income (expense):

Interest expense	(779,283)	$(175,998)

Net income (loss)	$(5,398)	$(146,073)

Basic and diluted income (loss) per share:

Weighted average common shares outstanding	2,426,643	1,814,660

Earnings (Loss) per share	(0.00)	(0.08)

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Cash flows

	Six months Ended	Six months Ended
	October 31, 2008	October 31, 2007
CASH FLOWS OPERATING ACTIVITIES
Net loss	$(5,398)	$(146,073)
Changes in operating assets and liabilities:
Additional shares issued for conversion of debt	—	80,150
Depreciation/amortization	185,123	9,129
Amortization expense-loan discount	376,294	—
Amortization of deferred financing costs	77,069	—
Amortization expense-intangible	262,957	—
Management fee	30,000	—
Additional interest expense	126,340	—
Changes in operating assets and liabilities:
Accounts receivable	(1,377,427)	127,739
Inventory	(115,062)	272
Cost in excess of billing	128,311	—
Prepaid assets and other current assets	(643)	335,899
Deferred income	115,380	—
Accrued payable	1,960,754	58,305
Accrued expenses	139,055	40,736

Net cash provided by operating activities of continuing operations	1,902,753	506,157

CASH FLOW INVESTING ACTIVITIES
Investment in Desert	—	(100,000)
Cash acquired from acquisition-Trakkers	66,614	(325,000)
Cash paid for acquisition-Trakkers	(2,717,900)	(2,215)

Net cash used in investing activities of continuing operations	(2,651,286)	(427,215)

CASH FLOW FINANCING ACTIVITIES
Proceeds from notes payable-related parties	56,031	(76,899)
Payments on debt	(2,014,832)	—
Payments on debt-related parties	(92,532)	—
Proceeds from borrowings on notes payable	3,412,023	—

Net cash provided by (used in) financing activities of continuing operations	1,360,690	(76,899)

NET CASH PROVIDED BY	612,157	2,043

NET CHANGE IN CASH	612,157	2,043

CASH AT BEGINNING OF YEAR	12,167	22,847

CASH AT END OF PERIOD	$624,324	$24,890

SUPPLEMENTAL INFORMATION:	$

Interest paid		174,546	—
Income taxes paid		—	—
			—
Shares issued for conversion of loans		—	92,324
Shares issued for accounts payable - related parties		—	57,250
Discount on notes payable from related parties - BCF		—	54,427
Discount on notes payable from related parties - Warrants		—	54,428
Net liabilities assumed under the Right-Tag Acquisition		—	111,572
Discount on note payable - BCF		280,942	—
Discount on note payable - Warrants		166,183	—
Common stock issued for debt		1,087,247	—
Preferred stock converted to common stock		120,573
Seller financed purchase of Trakkers		2,028,089	—

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

NOTE 2 – PURCHASE OF TRAKKERS, TESSELON AND INNOPHONE

Inova Technology acquired Trakkers LLC and a related entity Tesselon LLC on September 1, 2008. Inova acquired Trakkers for $6.2 million including $2 million paid in the form of a seller note and $1.5 million of preferred stock (convertible and nonvoting). In order to fund the acquisition of Trakkers, Inova raised money through debt financing from its existing shareholders (including two private equity groups) and one major existing lender.

Trakkers manufactures unique multi featured RFID scanners. In September 2007, Trakkers launched the “mi” scanner. This scanner reads RFID, 1 and 2d bar code as well as mag stripes. The Mi is also GPRS enabled which allows the scanner to transmit data to any location by using wireless mobile phone networks. This combination of features and functionality makes the Mi the only device of its kind in the world. Trakkers has filed a patent application and the Mi is currently patent pending.

Trakkers will apply its RFID technology to several verticals. Trakkers currently utilizes its technology to provide the most secure and advanced lead retrieval systems in the trade show industry worldwide. Trakkers systems are compatible with 3 different badge formats - RFID, 2d barcode and RFID. There are many synergies between Trakkers and Inova. The RFID component in the Mi scanner is provided by Inova subsidiary RightTag. More about Trakkers can be found at www.trakkers.com.

The acquisition of Trakkers will enable Inova to accelerate its business plan and provides Inova with additional proprietary RFID products, critical RFID expertise and many new customers that have already adopted the use of RFID technology. The purchase price allocation for Trakkers/Tesselon is based on a valuation of the assets and liabilities acquired.  Intangibles in the amount of $1,021,713 for Trakkers and $143,391 for Tesselon were assigned to customer list, employment agreements and IP. These are amortized over a 3 year period.  The estimated fair values of the assets acquired and the liabilities assumed at September 1, 2008 are as follows:

Cash	$66,614
Accounts receivable	—
Inventory	58,000
Prepaid expense	14,000
Fixed assets	1,781,149
Goodwill/Intangibles	4,326,571
Accounts Payable and accrued liabilities	(345)

Total	$6,245,989

The results of these acquisitions are included in the consolidated financial statements from the date of acquisition. The following shows the unaudited pro forma results of operations as though the purchases of Trakkers and Tesselon had been completed on May 1, 2007:

	(Proforma) Six Months Ended October 31, 2008	(Proforma) Six Months Ended October 31, 2007
Revenues	$13,489,700	$11,473,262
Income (Loss) from continuing operations	(81,118)	1,113,719
Basic and diluted net income per share	(0.03)	0.74
Weighted average common shares	2,426,643	1,500,000

NOTE 3 – RELATED PARTY TRANSACTIONS

Loans payable from related parties consists of advances from existing shareholders. These notes are unsecured, bear interest at 7% to 8%, and are repayable in two to three years. Amount due to Southbase is $117,716 and due to Advisors, LLC is $93,141. During the three months ended October 31, 2008 14,414 shares of common stock were issued to Advisors, LLC as full payment of the balance of $44,137 and interest of $806 from a note payable.

Seller notes for $2,028,089 were established in connection with the Trakkers/Tesselon purchase. They have interest rates of 7-10%, are secured and terms up to 36 months.

During the second quarter of 2009, 1,500,000 shares of preferred stock were issued in conjunction with the purchase of Trakkers and Tesselon. This is Series B, non-voting preferred, which has a dissolution value of $1 per share.  Inova may redeem the preferred stock any time over the three years from issuance and if redeemed Inova can choose from the following 3 redemption options: 1) $1,500,000 payment of cash 2) Issuance of 375,000 common shares 3) Transfer of 10% of the Trakkers/Tesselon companies.

NOTE 4 –NOTES PAYABLE

Note Payable - Ascendiant:

In July 2008, a note payable of $500,000 was issued for 1.5 years by Ascendiant. It is secured by all assets of Desert.

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

As of October 31, 2008, we were in compliance with these covenants.

132,241 warrants were issued to Ascendiant with this note. The warrants expire in July 2013. They have an aggregated exercise price of $200. The fair value of these warrants was calculated using the Black-Scholes Model using these assumptions (1) 3% discount rate, (2) warrant life of 5 years, (3) expected volatility of 365%, and (4) zero expected dividends. The warrants relative fair value created a discount of $166,183.

Inova signed a put option agreement with Ascendiant whereby anytime between January 1, 2010 and July 1, 2013, Ascendiant can require Inova to repurchase from Ascendiant up to 122,446 shares of Common Stock for $250,000. The Put is not in effect until Ascendiant exercises their warrants. As of October 31, 2008, the warrants had not been exercised.

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

Notes Payable - Boone:

In September/October 2008, notes payable of $2,183,000 were issued for 1 to 2.5 years by Boone. They are secured by all assets including the shares Inova holds of each of Inova’s subsidiaries.

These loans have the following financial requirements:

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
The company is on track to meet these covenants.

For $1,680,000 of the loans 460,873 warrants were issued to Boone with this note. The warrants expire in 2013. They have an aggregated exercise price of $200. The fair value of these warrants was calculated using the Black-Scholes Model using these assumptions (1) 4.49% discount rate, (2) warrant life of 5 years, (3) expected volatility of 364%, and (4) zero expected dividends. The warrants relative fair value created a discount of $632,307.

Inova signed a put option agreement with Boone whereby anytime between 2010 and 2013, Boone can require Inova to repurchase from Boone up to 460,873 shares of Common Stock for $800,000. The Put is not in effect until Boone exercises their warrants. As of October 31, 2008, the warrants had not been exercised.

Inova analyzed the notes and warrants for derivative accounting consideration under SFAS 133 and EITF 00-19. Inova determined that derivative accounting is not applicable. Inova then analyzed the conversion option under EITF 98-5 and EITF 0-27 and determined there was a beneficial conversion feature resulting in a discount to the note of $595,173.

Inova entered into a registration agreement with Boone requiring that a filing be done for the number of Registrable Securities equal to the lesser of (i) the total number of Registrable Securities and (ii) one-third of the number of issued and outstanding shares of Common Stock that are held by non-affiliates. Regristrable securities are (i) all Warrant Shares (ii) any additional shares of Common Stock issuable in connection with any anti-dilution provisions in the Warrants (iii) all Put Shares (iv) any securities issued or issuable upon any stock split, dividend or other distribution, recapitalization or similar event. Inova shall pay to Bonne an amount in cash, as partial liquidated damages and not as a penalty, equal to 2.00% of the aggregate purchase price paid by Boone pursuant to the Purchase Agreement for any unregistered Registrable Securities then held by Boone. The parties agree that Inova shall not be liable for liquidated damages under this Agreement with respect to any Warrants or Warrant Shares. Inova analyzed the registration right arrangement under the guidance of FSP EITF 00-19-b and determined that the contingent obligation to make future payments under the registration payment arrangement is not probable and can not be reasonably estimated at inception because currently Boone has not yet exercised the outstanding warrants.

All discounts will be amortized over the life of the notes using the effective interest method.

Other new debt:

1)	A lease facility (secured by the assets of DCI) with IBM was established for $542,056. It has an interest rate of 9.88% and is payable over 48 months.
2)	Seller notes for $2,028,089 were established in connection with the Trakkers/Tesselon purchase. They have interest rates of 7-10%, are secured by Trakkers’s assets and have terms up to 36 months.

Other significant debt transactions during the six months ended October 31, 2008:

During the quarter ended October 31, 2008, Inova made the following cash repayments on its outstanding notes payable:

Notes payable to IBM	$482,531
Notes payable to Boone/Ascendiant	$945,751
Notes payable to Desert/Trakkers/Right Tag previous owners	$586,552

Total cash paid	$2,014,834

During the three months ended October 31, 2008, Inova recognized $206,525 of amortization expense on the loan discounts originated from its financing arrangements with Boone and Agile.

NOTE 5 –COMMON STOCK

During the first two quarters of 2009 34,312 common shares were issued to a related party as partial payment of a note payable and account payable with carrying values totaling $90,557.

During fiscal 2007 and 2008, Inova issued more common shares to its related parties than the number of shares previously authorized. These shares were authorized by the board to be issued to the related parties of the Company for the conversion of preferred stock and certain outstanding debts. In July 2008, number of authorized shares was increased to 3,000,000,000 shares. 892,279 shares previously agreed to be issued to the related parties were issued. These shares were valued at $1,156,937. At the same time the outstanding preferred stock was converted to common stock.

NOTE 6 – PREFERRED STOCK

During the second quarter of 2009, 1,500,000 shares of preferred stock were issued in conjunction with the purchase of Trakkers and Tesselon. This is Series B, non-voting preferred, which has a dissolution value of $1 per share.  The agreement was amended on December 18, 2008, effective for the period ending October 31, 2008.  Inova may redeem the preferred stock any time over the three years from issuance and if redeemed Inova can choose from the following 3 redemption options: 1) $1,500,000 payment of cash 2) Issuance of 375,000 common shares 3) Transfer of 10% of the Trakkers/Tesselon companies The original preferred stock agreement required the company to redeem and gave Inova the option of issuing 3,750 shares under option 2.  Inova determined the requirement to redeem and the share amount under option 2 were errors.  The amendment did not modify options 1 or 3.

NOTE 7 –SEGMENT INFORMATION

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

	Edgetech	Scanners/RFID	DCI	Total
Sales	$102,253	$610,474	$6,174,477	$6,887,204
Operating income (expense)	(346,419)	61,457	(22,252)	(307,214)
Per share				(.13)

NOTE 8 – SUBSEQUENT EVENTS

The company has received confirmation from Nasdaq OMX confirming that the reverse split at a ratio of 400:1 was effective November 12, 2008 and that the trading symbol of the company was changed to INVA.

All share and related information presented in these financial statements and accompanying footnotes has been retroactively adjusted to reflect the reduced number of shares resulting from this action.

The Roy litigation
In February 2006, Mr. Charles Roy sued the Company in the Superior Court of the State of California for the County of Los Angeles. The lawsuit alleged that the Company breached a consulting agreement by not paying him the amounts contained in the agreement and sought monetary damages.

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

The Company agreed to settle with the Roys by paying a total of $237,000. The agreement requires the Company to make monthly payments of $10,000 toward this amount. If the Company pays the Roys $170,000 during the first twelve months after the date of the first payment, then the amount owed to the Roys will be reduced by an additional $20,000, for a total of $217,000. At that time, the Roys will file a partial satisfaction of judgment with the court in the amount of $190,000. As long as Inova makes the monthly payments, the Roys agreed not to take any action to execute their judgment on Inova’s assets.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2008

Net revenues increased from $90,954 in the three-month period ending October 31, 2007 to $6,781,040 for the three-month period ending October 31, 2008. This is due to the revenues from the newly-acquired Desert Communications and Trakkers.

Operating expenses increased from $112,566 for the three months ending October 31, 2007 to $1,615,338 for the same period in 2008. This was mainly due to the expenses from the newly-acquired Desert Communications and Trakkers.

Net loss from continuing operations increased from $214,030 for the three months ending October 31, 2007 to $307,214 for the same period in 2008. This is due to the interest expense from the newly-acquired Desert Communications and Trakkers.

There is also a disproportionate amount of interest expense in the current period due to the use of the effective interest method for amortizing loan discounts. We expect interest in the next 2 quarters to be significantly less than this quarter for the existing debt.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED OCTOBER 31, 2008

Net revenues increased from $476,066 in the three-month period ending October 31, 2007 to $12,673,355 for the three-month period ending October 31, 2008. This is due to the revenues from the newly-acquired Desert Communications and Trakkers.

Operating expenses increased from $235,623 for the three months ending October 31, 2007 to $2,902,685 for the same period in 2008. This was mainly due to the expenses from the newly-acquired Desert Communications and Trakkers.

Net income from continuing operations decreased from ($146,073) for the three months ending October 31, 2007 to $(5,398) for the same period in 2008. This is due to the profit from the newly-acquired Desert Communications and Trakkers.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the six month period ended October 31, 2008 was $1,902,753, as compared to cash provided by operations of $506,157 for the six months ended October 31, 2007. The change is primarily due to the acquisition of Desert and Trakkers. Cash used in investing activities for the six month period ended October 31, 2008 was $2,651,286, as compared to $427,215 for the six months ended October 31, 2007. The change was due to acquisitions. Cash provided by financing activities for the six month period ended October 31, 2008 was $1,360,690, as compared to $76,899 used for the six months ended October 31, 2007. The change was due to significant loans obtained during this year.

Our operating activities for the six months ended October 31, 2008, have generated adequate cash to meet our operating needs. As of October 31, 2008, we had cash and cash equivalents totaling $624,324, and accounts receivable of $4,380,597.

EBITDA for the 3 month period is $341,468 and $1,090,873 for 6 months. EBITDA is Earnings before interest, tax, depreciation and amortization:

	3 months ending 10/31/08	6 months ending 10/31/08

Net income	$(307,214)	$(5,398)
Interest	$516,360	$779,283
Tax	$15,000	$15,000
Amortization/Depreciation	$117,322	$301,988

EBITDA	$341,468	$1,090,873

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

PART II

Item 1. Legal Proceedings.

In January 2006, Top Layer Networks, Inc., a provider of hardware to our Canadian hardware sales business (“Top Layer”), sued Inova (then named Edgetech Services Inc.) in United States District Court in Massachusetts. Top Layer alleges that Inova purchased hardware over the course of several years and has failed to pay for it. Top Layer’s complaint requests damages in the amount of approximately $154,000.

On September 24, 2008, the Company paid Top Layer $10,000 to settle all claims relating to the lawsuit and any other claims that Top Layer might have had against Inova or any of its subsidiaries. This case is therefore now concluded.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2009, 1,500,000 shares of preferred stock were issued in conjunction with the purchase of Trakkers and Tesselon. This is Series B, non-voting preferred, which has a dissolution value of $1 per share.  The agreement was amended on December 18, 2008.  Inova may redeem the preferred stock any time over the three years from issuance and if redeemed Inova can choose from the following 3 redemption options: 1) $1,500,000 payment of cash 2) Issuance of 375,000 common shares 3) Transfer of 10% of the Trakkers/Tesselon companies The original preferred stock agreement required the company to redeem and gave Inova the option of issuing 3,750 shares under option 2.  Inova determined the requirement to redeem and the share amount under option 2 were errors.  The amendment did not modify options 1 or 3.

These shares were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act.

Also in connection with the Trakkers and Tesselon acquisition, the Company issued a warrant to BOL Opportunity Fund I, LLC entitling it to purchase 460,873 shares of Inova common stock for an aggregate price of $100. This warrant carries cashless exercise rights. This warrant was issued pursuant to the exemption from registration set forth in Section 4(6) of the Securities Act.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 5. Other Information

On December 8, 2008, subsequent to the date of this quarterly report, the Company entered into an agreement to settle the judgment rendered against the Company in the Roy litigation discussed in our annual report. As explained in our annual report, Charles Roy and LeChuck World Company sued Inova for allegedly breaching a consulting agreement entered into with LeChuck World Company. The Company found that shortly before the resignation of the Company’s former CEO, Xavier Roy, Mr. Roy signed the agreement on behalf of the Company and obligated Inova to pay LeChuck World Company, a company controlled by Charles Roy, Xavier Roy’s son, the sum of $10,000 per month. The Company claimed that the agreement was void due to Xavier Roy’s lack of authority to sign it.

In April 2007, the case was tried in Los Angeles Superior Court and a judgment of $127,000 was rendered against the Company. The court later awarded LeChuck World Company attorney’s fees of $90,000 plus interest at the rate of 10% accruing from the date of judgment.

The Company later sued Xavier Roy and Charles Roy in Los Angeles Superior Court for conspiring to breach their fiduciary duties and commit fraud against Inova. On June 15, 2008, the court dismissed Inova’s case

The Company agreed to settle with the Roys by paying a total of $237,000. The agreement requires the Company to make monthly payments of $10,000 toward this amount. If the Company pays the Roys $170,000 during the first twelve months after the date of the first payment, then the amount owed to the Roys will be reduced by an additional $20,000, for a total of $217,000. At that time, the Roys will file a partial satisfaction of judgment with the court in the amount of $190,000. As long as Inova makes the monthly payments, the Roys agreed not to take attempt further collections.

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

Dated: December 15, 2008	By:	/s/ Adam Radly
Adam Radly
Chief Executive Officer

Dated: December 15, 2008	By:	/s/ Bob Bates
Bob Bates
Chief Financial Officer,