Form 10-Q
period 2009-01-31
Inova Technology Inc.
filed 2009-03-16
CIK 1088211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009

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

Large accelerated filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of  March 13, 2009: 2,427,060

Item 1. Financial Statements

Inova Technology, Inc. and Subsidiaries
Balance Sheets-consolidated (unaudited)

	1/31/2009	4/30/2008
ASSETS

Current assets
Cash	$ 316,805	12,167
Accounts receivables, net of reserve	3,197,010	3,003,170
Inventory	726,421	101,679
Prepaid and other current assets	142,798	433,300

Total current assets	4,383,034	3,550,316

Fixed assets, net of depreciation	1,761,173	183,926
Intangible assets, net of amortization	1,558,348	845,332
Goodwill	9,066,249	5,904,782

Total assets	$ 16,768,804	10,484,356

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 2,019,477	1,746,889
Accrued liabilities	372,437	270,061
Current maturities of long-term debt, net of discount	3,530,531	2,648,678
Current maturities of long-term debt (related parties)	2,519,672	1,200,855
Deferred income	503,576	403,792

Total current liabilities	8,945,693	6,270,275

Long term debt (related parties)-net of current liabilities	323,987
Long term debt - net of current maturities & discount	2,703,119	2,812,133

Total liabilities	11,972,799	9,082,408

Stockholders' equity
Convertible preferred stock, $0.001 par value; 25,000,000	1,500	4,951
shares authorized; 1,500,000 and 4,951,000
issued and outstanding, respectively
Common stock, $0.001 par value; 3,000,000,000 and 600,000,000	2,427	1,500
shares authorized; 2,427,060 and 1,500,000 shares
outstanding, respectively
Additional paid-in capital	7,202,608	3,373,158
Accumulated deficit	(2,410,530)	(1,977,661)

Total stockholders' equity	4,796,005	1,401,948

Total liabilities and stockholders' equity	$ 16,768,804	10,484,356

Inova Technology, Inc. and Subsidiaries

Consolidated Statements of Operations

For theThree months ended January 31, 2009 and 2008 (unaudited)

	01/31/09	01/31/08

Revenues	$ 5,338,688	$ 1,018,853

Cost of revenues	(3,249,600)	(676,320)
Operating expenses	(1,940,366)	(752,705)

Operating income (loss)	148,722	(410,172)

Other income (expense):

Interest expense	(576,198)	(441,022)

Net loss	$ (427,476)	$ (851,194)

Basic and diluted loss per share:

Weighted average common shares	2,419,384	1,896,706

Net loss Per share	$ (0.18)	$ (0.45)

Inova Technology, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Nine months ended January 31, 2009 and 2008 (unaudited)

	01/31/09	01/31/08

Revenues	$ 18,012,044	$ 1,494,919

Cost of revenues	(12,246,387)	(886,838)
Operating expenses	(4,843,046)	(1,007,178)

Operating income	922,611	(399,097)

Other income (expense):

Interest expense	(1,355,480)	(598,170)

Net loss	$ (432,869)	$ (997,267)

Basic and diluted loss per share:

Weighted average common shares	2,407,116	1,843,580

Net Loss Per share	$ (0.18)	$ (0.54)

Inova Technology, Inc. and Subsidiaries

Consolidated Statements of Cash flows

Nine Months ended January 31, 2009 and 2008

CASH FLOWS FROM OPERATING ACTIVITIES	1/31/2009	1/31/2008

Net loss	$ (432,869)	$ (997,267)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation expense	203,902	208,690
Amortization expense - loan discount	455,198	-
Amortization of deferred financing costs	96,224	-
Amortization expense - intangible	446,189	-
Management fee	30,000	45,000
Additional shares issue for interest expense	126,339	268,444
Changes in operating assets and liabilities:
Accounts receivable	(193,840)	146,246
Cost in excess of billing & Inventory	(368,087)	(27,952)
Prepaid expenses and other current assets	15,522	317,776
Deferred income	99,784	390,568
Accounts payable	271,747	829,139
Accrued expenses	213,473	-

CASH PROVIDED BY OPERATING ACTIVITIES	963,582	1,180,644

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets		(2,215)
Cash paid for acquisition of Desert	-	(3,725,000)
Cash paid for acquisition of Right Tag	-	(325,000)
Cash acquired in acquisition of Trakkers/Tesselon	66,614	-
Cash paid for acquisition of Trakkers/Tesselon	(2,717,900)	-

CASH USED IN INVESTING ACTIVITIES	(2,651,286)	(4,052,215)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on debt - related parties	125,670	-
Borrowings on debt	4,573,297	3,920,510
Capital contributions	-	15,520
Principal payments on debt	(2,163,665)	(791,619)
Principal payments on debt - related parties	(542,960)	-

CASH PROVIDED BY FINANCING ACTIVITIES	1,992,342	3,144,411

NET INCREASE IN CASH	304,638	272,840

CASH AT BEGINNING OF YEAR	12,167	22,847

CASH AT YEAR END	$ 316,805	$ 295,687

SUPPLEMENTAL INFORMATION:

	1/31/2009	1/31/2008

Shares issued for conversion of loans		692,324
Shares issued for accounts payable-related parties		57,250
Discount on notes payable from related parties-BCF		54,427
Discount on notes payable from related parties-Warrants		541,628
Net liabilities assumed under the Right Tag acquisition		111,572
Net assets acquired under the Desert acquisition		1,662,326
Seller financing of Desert Acquisition		2,475,000
Discount on notes payable -BCF	280,942
Discount on notes payable -Warrants	166,183
Common stock issued for debt	1,087,247
Preferred stock converted to common stock	120,573
Seller financing of Trakkers	2,020,089

Tax paid	45,000	30,000

Reclassification of related party notes	2,697,884	--

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

NOTE 2 – PURCHASE OF TRAKKERS, TESSELON AND INNOFONE

Inova Technology acquired Trakkers LLC and a related entity Tesselon LLC on September 1, 2008. Inova acquired Trakkers for $6.2 million including $2 million paid in the form of a seller note and $1.5 million of preferred stock (non-convertible and nonvoting). In order to fund the acquisition of Trakkers, Inova raised money in the form of debt financing from its existing shareholders (including two private equity groups) and one major existing lender.

Trakkers manufactures unique multi featured RFID scanners. In September 2007, Trakkers launched the “mi” scanner. This scanner reads RFID, 1 and 2d bar code as well as mag stripes. The Mi is also GPRS enabled which allows the scanner to transmit data to any location by using wireless mobile phone networks. Management believes that this combination of features and functionality makes the Mi the only device of its kind in the world. Trakkers has filed a patent application and the Mi is currently patent pending.

Inova intends to apply Trakkers RFID technology to several new verticals. Trakkers currently utilizes its technology to provide a secure and advanced lead retrieval solution for the trade show industry worldwide. Trakkers lead retrieval solutions are compatible with 3 different badge formats - RFID, 1 & 2d barcode and RFID. There are many synergies between Trakkers and Inova. The RFID component in the Mi scanner is provided by Inova subsidiary RightTag. More about Trakkers can be found at www.trakkers.com.

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

The results of these acquisitions are included in the consolidated financial statements from the date of acquisition. The following shows the unaudited pro forma results of operations as though the purchases of Trakkers and Tesselon had been completed on May 1, 2007:

	Proforma	Proforma
	3 months	3 months
	Ended	Ended
	01/31/09	01/31/08

Revenue	$ 5,338,689	$ 3,771,657
Net income (loss) from continuing operations	(427,472)	44,447
Weighted average common shares	2,427,060	1,988,811
Basic and diluted net income (loss) per share	$ (0.18)	$ 0.02

	Proforma	Proforma
	9 months	9 months
	Ended	Ended
	01/31/09	01/31/08

Revenue	$ 17,618,356	$ 14,070,820
Net income (loss) from continuing operations	(250,064)	1,013,765
Weighted average common shares	2,427,060	1,988,811
Basic and diluted net income (loss) per share	$ (0.10)	$ 0.51

NOTE 3 – RELATED PARTY TRANSACTIONS

Loans payable from related parties consists of advances from existing shareholders. These notes are secured, bear interest at 7% to 8%, and are repayable in two to three years. Amount due to Southbase is $122,716 and $81,544 to Advisors, LLC. During the nine months ended January 31, 2009, 34,311 shares of common stock were issued to Advisors, LLC as full payment of $76,832 for the balance including interest from a note payable.

Seller notes for $2,028,089 were established in connection with the Trakkers/Tesselon purchase. They have interest rates of 7-10%, are secured and terms up to 36 months.

During the second quarter of 2009, 1,500,000 shares of preferred stock were issued in conjunction with the purchase of Trakkers and Tesselon. This is Series B, non-voting preferred, which has a dissolution value of $1 per share.  At the option of the Registrant Inova may redeem the preferred stock any time over the three years from issuance and if redeemed Inova can choose from the following 3 redemption options: 1) $1,500,000 payment of cash 2) Issuance of 375,000 common shares 3) Transfer of 10% of the ownership of Trakkers/Tesselon companies.

NOTE 4 –NOTES PAYABLE

Note Payable - Ascendiant:

In July 2008, a note payable of $500,000 was issued for 1.5 years by Ascendiant. It is secured by all assets of Desert.

This loan has the following financial requirements:

1) Maintain cash plus availability under IBM $2.5 million line of credit of $250,000 or greater;

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

As of January 31, 2009, we were in compliance with these covenants.

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

Inova signed a put option agreement with Ascendiant whereby anytime between January 1, 2010 and July 1, 2013, Ascendiant can require Inova to repurchase from Ascendiant up to 122,446 shares of Common Stock for $250,000. The Put is not in effect until Ascendiant exercises their warrants. As of January 31, 2009, the warrants had not been exercised.

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

Notes Payable - Boone:

In September/October/November 2008, notes payable of $2,417,400 were issued for 1 to 2.5 years by Boone. They are secured by all assets including the shares Inova holds of each of Inova’s subsidiaries.

These loans have the following financial requirements:

1) Maintain cash plus availability under IBM $2.5 million line of credit of $250,000 or greater;

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

The company met all of these covenants.

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

Inova signed a put option agreement with Boone whereby anytime between 2010 and 2013, Boone can require Inova to repurchase from Boone up to 460,873 shares of Common Stock for $800,000. The Put is not in effect until Boone exercises their warrants. As of January 31, 2009, the warrants had not been exercised.

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

All discounts will be amortized over the life of the notes using the effective interest method.

Other new debt:

1)	A lease facility with IBM was established for $542,056. It has an interest rate of 9.88% and is payable over 48 months.
2)	A lease facility with Everest was established for $375,000. It has an interest rate of 24%, and is payable over 24 months.

3)	Seller notes for $2,028,089 were established in connection with the Trakkers/Tesselon purchase. They have interest rates of 7-10%, are secured by Trakkers’s assets and have terms up to 36 months.

Other significant debt transactions during the 9 months ended January 31, 2009:

The original Boone Note was $1,792,000 with the option to increase to $2,016,000. Inova borrowed additional $234,000 from Boone during the quarter ended July 31, 2008. The terms of this additional borrowing are the same as the original Boone borrowing.

During the nine months ended January 31, 2009, Inova made the following cash repayments on its outstanding notes payable:

Notes payable to Boone/Ascendiant/Agile	$1,408,488
Notes payable to IBM	482,531
Notes payable to Other	169,666
Notes payable to Desert/Trakkers/Right Tag previous owners	$645,940

Total cash paid	$2,706,625

During the nine months ended January 31, 2009, Inova recognized $547,663 of amortization expense on the loan discounts originated from its financing arrangements with Boone, Ascendiant and Agile.

Principal portions of long term debt are due as follows:

12 months ending 1/31/11	$ 1,791,448

12 months ending 1/31/12	1,142,727

12 months ending 1/31/12 or later	92,931

3,027,106

NOTE 5 –COMMON STOCK

During the nine months ended January 31, 2009, 34,411 shares of common stock were issued to Advisors, LLC as full payment of $76,832 for the balance including interest from a note payable.

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

NOTE 6 – PREFERRED STOCK

During the third quarter of 2009, 1,500,000 shares of preferred stock were issued in conjunction with the purchase of Trakkers and Tesselon. This is Series B, non-voting preferred, which has a dissolution value of $1 per share.  The agreement was amended on December 18, 2008, effective for the period ending January 31, 2009.  Inova may redeem the preferred stock any time over the three years from issuance and if redeemed Inova can choose from the following 3 redemption options: 1) $1,500,000 payment of cash 2) Issuance of 375,000 common shares 3) Transfer of 10% of the Trakkers/Tesselon companies The original preferred stock agreement required the company to redeem and gave Inova the option of issuing 3,750 shares under option 2.  Inova determined the requirement to redeem and the share amount under option 2 were errors.  The amendment did not modify options 1 or 3.

NOTE 7 –SEGMENT INFORMATION

Inova has three reportable segments, one providing IT solutions and services, one providing network solutions and one which manufactures standards compliant and durable RFID (Radio Frequency Identification) equipment.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance.

3 month Segment info:

	Edgetech	Scanners/RFID	DCI	Total
Sales	$94,009	716,302	4,528,377	5,338,688
Net loss	(291,243)	(86,441)	(49,792)	(427,476)
Assets (gross)	6,284,867	6,883,719	3,600,218	16,768,804

9 month Segment info:

	Edgetech	Scanners/RFID	DCI	Total

Sales	$ 283,580	1,343,374	16,385,490	$ 18,012,444
Net income (loss)	(888,332)	(36,704)	492,166	(432,870)
Assets (gross)	6,284,867	6,883,719	3,600,218	16,768,804

NOTE 8- LEGAL

In February 2006, Charles Roy and LeChuck World Company sued Inova for allegedly breaching a consulting agreement entered into with LeChuck World Company. The Company found that shortly before the resignation of the Company’s former CEO, Xavier Roy, Mr. Roy signed the agreement on behalf of the Company and obligated Inova to pay LeChuck World Company, a company controlled by Charles Roy, Xavier Roy’s son, the sum of $10,000 per month. The Company claimed that the agreement was void due to Xavier Roy’s lack of authority to sign it.

In April 2007, the case was trialed in Los Angeles Superior Court and a judgment of $127,000 was rendered against the Company. The court later awarded LeChuck World Company attorney’s fees of $90,000 plus interest at the rate of 10% accruing from the date of judgment.

The Company later sued Xavier Roy and Charles Roy in Los Angeles Superior Court for conspiring to breach their fiduciary duties and commit fraud against Inova. On June 15, 2008, the court dismissed Inova’s case.

On December 8, 2008, the Company entered into an agreement to settle the judgment rendered against the Company in the Roy litigation. The Company agreed to settle with the Roys by paying a total of $237,000. The agreement requires the Company to make monthly payments of $10,000 toward this amount. If the Company pays the Roys $170,000 during the first twelve months after the date of the first payment, then the amount owed to the Roys will be reduced by an additional $20,000, for a total of $217,000.

NOTE 9 – SUBSEQUENT EVENTS

In February 2009, Inova borrowed an additional note in the amount of $728,000 from Boone. The Company issued 180,662 warrants with this note and these warrants have a total exercise price of $100. These warrants have a put option of $487,500. The interest on this note is the higher of prime + 4% or 11.25%, with 15 principal payments of approximately $45,000 each month, starting in March 2009.

The loan has the following financial requirements:

1) Maintain availability under IBM $2.5 million line of credit of $250,000 or greater;

2) 400% of EBITDA of $1.8 million on a quarterly basis

3) No concentration above $2.5 million to any supplier through the IBM facility;

4) No concentration above 20% to any single customer;

5) No single accounts payable of more than 60 days past due to be 20% of the accounts receivable balance under 60 days. The portion beyond 90 days past due must be less than 10% of the total accounts receivable.

These covenants will start being measured in May 2009.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JANUARY 31, 2009

Net revenues increased from $1,018,853 in the three-month period ending January 31, 2008 to $5,338,688 for the three-month period ending January 31, 2009. The increase in revenue mainly came from the income generated by the newly-acquired Desert Communications and Trakkers.

Cost of sales increased from $676,320 in the three-month period ending January 31, 2008 to $3,249,600 for the three-month period ending January 31, 2009. The increase came from the revenue generated by the newly-acquired Desert Communications and Trakkers.

Operating expenses increased from $752,705 for the three months ending January 31, 2008 to $1,940,366 for the same period in 2009. This was mainly due to the expenses incurred by the newly-acquired Desert Communications and Trakkers.

Net loss from continuing operations decreased from ($851,194) for the three months ending January 31, 2008 to ($427,476) for the same period in 2009. This is due to the profit generated from the newly-acquired Desert Communications and Trakkers.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED JANUARY 31, 2009

Net revenues increased from $1,494,919 in the three-month period ending January 31, 2008 to $18,012,044 for the three-month period ending January 31, 2009. The increase in revenue mainly came from the income generated by the newly-acquired Desert Communications and Trakkers.

Cost of sales increased from $886,838 in the nine-month period ending January 31, 2008 to $12,246,387 for the nine-month period ending January 31, 2009. The increase came from the revenue generated by the newly-acquired Desert Communications and Trakkers.

Operating expenses increased from $1,007,178 for the three months ending January 31, 2008 to $4,843,046 for the same period in 2009. This was mainly due to the expenses incurred by the newly-acquired Desert Communications and Trakkers.

Net loss from continuing operations decreased from ($997,267) for the three months ending January 31, 2008 to $(432,870) for the same period in 2009. This is due to the profit generated from the newly-acquired Desert Communications and Trakkers.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the nine month period ended January 31, 2009 was $1,082,605, as compared to cash provided by operations of $1,180,644 for the nine months ended January 31, 2008. This change is primarily due to the income generated from Desert and Trakkers’ operations. Cash used in investing activities for the nine month period ended January 31, 2009 was $2,651,286, as compared to $4,052,215 for the nine months ended January 31, 2008. This change was because of the money spent by the Company for  the businese acquisitions. Cash provided by financing activities for the nine month period ended January 31, 2009 was $1,873,319, as compared to $3,144,411 used for the nine months ended January 31, 2008. This change was due to several significant loans obtained by the Company during the current year.

Our operating activities for the nine months ended January 31, 2009, have generated adequate cash to meet our operating needs. As of January 31, 2009, we had cash and cash equivalents totaling $316,805, and accounts receivable of $3,197,010.

EBITDA for the 3 month period is $540,842 and $1,749,037 for 9 months. EBITDA is Earnings before interest, tax, depreciation and amortization:

	3 months ending 1/31/09	9 months ending 1/31/09

Net income	$(427,476)	(432,869)

Interest	$576,198	1,355,480
Tax	$30,000	45,000
Amortization/Depreciation	$494,046	796,034

EBITDA	$672,678	1,763,645

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

PART II

Item 1. Legal Proceedings.

In February 2006, Charles Roy and LeChuck World Company sued Inova for allegedly breaching a consulting agreement entered into with LeChuck World Company. The Company found that shortly before the resignation of the Company’s former CEO, Xavier Roy, Mr. Roy signed the agreement on behalf of the Company and obligated Inova to pay LeChuck World Company, a company controlled by Charles Roy, Xavier Roy’s son, the sum of $10,000 per month. The Company claimed that the agreement was void due to Xavier Roy’s lack of authority to sign it.

In April 2007, the case was trialed in Los Angeles Superior Court and a judgment of $127,000 was rendered against the Company. The court later awarded LeChuck World Company attorney’s fees of $90,000 plus interest at the rate of 10% accruing from the date of judgment.

The Company later sued Xavier Roy and Charles Roy in Los Angeles Superior Court for conspiring to breach their fiduciary duties and commit fraud against Inova. On June 15, 2008, the court dismissed Inova’s case.

On December 8, 2008, the Company entered into an agreement to settle the judgment rendered against the Company in the Roy litigation. The Company agreed to settle with the Roys by paying a total of $237,000. The agreement requires the Company to make monthly payments of $10,000 toward this amount. If the Company pays the Roys $170,000 during the first twelve months after the date of the first payment, then the amount owed to the Roys will be reduced by an additional $20,000, for a total of $217,000.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Other Information

None

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

Dated: March 13, 2009	By:	/s/ Adam Radly
Adam Radly
Chief Executive Officer

Dated: March 13, 2009	By:	/s/ Bob Bates
Bob Bates
Chief Financial Officer,