Form 10-K/A
period 2008-04-30
Inova Technology Inc.
filed 2009-07-24
CIK 1088211

INOVA TECHNOLOGY RESTATEMENTS

A summary of the adjustments for all periods is in the spreadsheet below:

							Cumulative
				Cum	Cum	Cumulative	effect to
	Amortization	Management fee	Total	amort	Mgt fee	earnings effect	restate

7/05	20,036	30,000	50,036	20,036	30,000	50,036	50,036

10/05	30,054	45,000	75,054	50,089	75,000	125,089	125,089

1/06	30,054	45,000	75,054	80,143	120,000	200,143	200,143

4/06	30,054	45,000	75,054	110,196	165,000	275,196	275,196

7/06	30,054	45,000	75,054	140,250	210,000	350,250	350,250

10/06	30,054	45,000	75,054	170,303	255,000	425,303	425,303

1/07	30,054	15,000	45,054	200,357	270,000	470,357	470,357

4/07	30,054		30,054	230,410	270,000	500,410	500,410

7/07	30,054		30,054	260,464	270,000	530,464	530,464

10/07	30,054		30,054	290,517	270,000	560,517	560,517

1/08	30,054		30,054	320,571	270,000	590,571	590,571

4/08	30,054		30,054	350,624	270,000	620,624	90,000

7/08	10,018		10,018	360,642	270,000	630,642	90,000

10/08	0		-	360,642	270,000	630,642	90,000

	360,642	270,000	630,642

	* This table respresents the changes originally identified for WB equity/management fee/amortization only

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB

☒] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Revenues for year ended April 30, 2007: $1,615,187

Number of shares of the registrant's common stock outstanding as of August 10, 2007 was: 1,820,222.

 DOCUMENTS INCORPORATED BY REFERENCE

Form 8-K filed on June 4, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☒; No ☐

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

Item 2. Description of Property

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

RESULTS OF OPERATIONS FOR THE TWELVE MONTH PERIOD ENDED APRIL 30, 2007

Total revenues (net sales) increased from $1,391,923 for the twelve month period ending April 2006 to $1,615,187 for the twelve-month period ending April 30, 2007.  This is primarily the result of revenues produced from the assets acquired and new contracts of Data Management.

The Company’s selling, general and administrative expenses decreased from $1,268,561 for the twelve months ending April 30, 2006 to $1,361,355 (restated) for the same period in 2007. This is primarily the result of the expenses for Web’s Biggest being categorized in income from discontinued operations.

Last fiscal year, the Company reported a net loss from operations in the amount of $700,125; this loss decreased to $324,504 (restated) for the fiscal year ended April 30, 2007.

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

As of April 30, 2007, we had cash and cash equivalents totaling $22,847; total current assets were $571,013, total current liabilities were $1,201,463.

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

As discussed in Note 13 to the financial statements, errors were discovered by management relating to fiscal 2007.  Accordingly, adjustments have been made as of April 30, 2007, to correct the errors.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

August 25, 2007

Except for Note 13 which is dated July 24, 2009.

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

George Brenner, CPA
Los Angeles, California

August 14, 2006

Inova Technology, Inc. and Subsidiaries
Consolidated Balance Sheets

	April 30, 2007	April 30, 2006
	Restated	Restated
ASSETS

Current assets
Cash	$22,847	$379,600
Restricted cash - escrow	339,758	-
Accounts receivable	208,408	546,766
Prepaid and other current assets	-	73,259
Total current assets	571,013	999,625

Fixed assets	1,039	16,661
Goodwill	2,612,304	2,612,304
Intangibles	130,230	250,445
Total assets	$3,314,586	$3,879,035

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$532,962	$537,117
Accrued liabilities	5,811	52,496
Current maturities of long-term debt - related parties	662,690	148,458
Deferred income	-	157,622
Total current liabilities	1,201,463	895,693
Long term debt - net of current maturities	439,545	-
Total liabilities	1,641,008	895,693

Stockholders' deficit
Convertible preferred stock, $0.001 par value; 25,000,000	4,951	25,000
shares authorized; 4,951,000 shares issued and
outstanding
Common stock, $0.001 par value; 3,000,000,000 shares	1,500	176
authorized; 1,500,000 shares issued and
outstanding
137,500 common shares treasury stock	-	(4,715)
Accumulated other comprehensive income	-	4,877
Additional paid-in capital	2,758,726	2,542,676
Retained deficit	(1,091,599)	415,328
Total stockholders' equity (deficit)	1,673,578	2,983,342
Total liabilities and stockholders' equity (deficit)	$3,314,586	$3,879,035

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Operations
For the year ended April 30, 2007 and 2006

	April 30, 2007	April 30, 2006
	Restated	Restated

Revenues	$1,615,187	$1,391,923
Cost of revenues	(578,336)	(823,487)
Operating expenses	(1,361,355)	(1,268,561)
Operating loss	(324,504)	(700,125)

Other income (expense):
Interest income	1,367	16,645
Interest expense	(41,616)	(35,182)
Other income	9,300	-
Income (loss) from continuing operations	(355,453)	(718,662)
Loss on exchange of business assets	(1,236,362)	-
Income from discontinuing operations	84,888	1,136,398
Net income (loss)	(1,506,927)	417,736
Translation adjustment gain (loss)	(4,877)	4,877
Comprehensive income (loss)	$(1,511,804)	$422,613

Basic and diluted income (loss) per share:

From continuing operations	$(0.43)	$(4.06)
From discontinued operations	$(1.38)	$6.47
Total	$(1.81)	$2.41

Weighted average common shares	831,477	175,721

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the year ended April 30, 2007 and 2006

	April 30, 2007	April 30, 2006
	Restated	Restated

CASH FLOWS OPERATING ACTIVITIES
Net loss	$(1,506,927)	$417,736
Add: income (loss) from discontinued operations	1,151,474	(1,136,399)
Loss from continuing operations	(355,453)	(718,663)

Depreciation and amortization expense	145,430	110,197
Contributed Services	105,000	165,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	28,475	-
Decrease (increase) in accounts receivable	402,095	(366,114)
Increase (decrease) in deferred income	-	45,336
Increase (decrease) in accrued expense	-	88,134
Net cash from continuing operations	325,547	(676,110)
Net cash from discontinued operations	(1,278,943)	1,131,522
Net cash used in operating activities	(953,396)	455,412

CASH FLOW INVESTING ACTIVITIES
Increase (decrease) in loans receivable	-	(73,259)
Purchase of Right-Tag	(339,758)	-
Purchase of fixed assets	-	(10,477)
Net cash from continuing operations	(339,758)	(83,736)
Net cash from discontinued operations	73,259	-
Net cash used in investing activities	(266,499)	(83,736)

CASH FLOW FINANCING ACTIVITIES
Proceeds from notes payable - related parties	1,167,557	44,248
Repayments of related party notes payable	(304,253)	(578,783)
Sale (purchase) of treasury stock	4,715	(4,715)
Net cash provided by financing activities of continuing operations	868,019	(539,250)

NET EFFECT OF EXCHANGE RATES ON CASH	(4,877)	4,877
NET CHANGE IN CASH	(356,753)	(162,697)
CASH AT BEGINNING OF PERIOD	379,600	542,297
CASH AT END OF PERIOD	$22,847	$379,600

Supplemental Information

Interest paid	$15,147	-
Income taxes paid	-	-

Non-cash investing and financing activities
Common stock issued for partial payments of NP	$92,236	-
Preferred stock converted to Common stock	20,049	-
Common stock issued for conversion of Preferred stock	508,310	-

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
Years ended April 30, 2006 and 2007

	Common Stock		Preferred Stock		Treasury Stock				Retained
	Shares	Par (0.001)	Shares	Par (0.001)	Shares	Amount	APIC	OCI	Deficit	Total
Balances at April 30, 2005	-	$-	-	$-	-	$-	$-	$-	$(2,409)	$(2,409)
Shares issued to acquire Edgetech	175,721	176	25,000,000	25,000	-	-	2,542,676	-	-	2,567,852
Purchase of treasury	-	-	-	-	137,500	(4,715)	-	-	-	(4,715)
Translation adjustment	-	-	-	-	-	-	-	4,877	-	4,877
Net loss	-	-	-	-	-	-	-	-	417,737	417,737
Balances at April 30, 2006 (Restated)	175,721	176	25,000,000	25,000	137,500	(4,715)	2,542,676	4,877	415,328	2,983,342
Shares issued to pay notes payable	53,162	53	-	-	-	-	92,272	-	-	92,325
Shares issued to acquire Data Management	-	-	25,000,000	25,000	-	-	(25,000)	-	-	-
Shares received for sale of Web's Biggest, LTD	-	-	(25,000,000)	(25,000)	-	-	25,000	-	-	-
Reversal of treasury stock purchase	344	-	-	-	(137,500)	4,715	-	-	-	4,715
Preferred shares converted to common shares (restated)	1,270,773	1,271	(20,049,000)	(20,049)	-	-	18,778	-	-	-
Management fees (restated)	-	-	-	-	-	-	105,000	-	-	105,000
Translation adjustment	-	-	-	-	-	-	-	(4,877)	-	(4,877)
Net loss	-	-	-	-	-	-	-	-	(1,506,927)	(1,506,927)
Balances at April 30, 2007 (Restated)	1,500,000	$1,500	4,951,000	$4,951	-	$-	$2,758,726	$-	$(1,091,599)	$1,673,578

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

NOTE 5 - DUE TO RELATED PARTIES

April 30, 2007
Due to Southbase, entity associated with the CEO, matures January 2010, monthly payments of $11,847, interest of 7%	$426,503
Due to IMSS, entity associated with the CEO & Secretary, matures January 2010, no interest, unsecured	186,382
Due to former officers, on demand, interest of 7%	10,118
Due to Directories, LLC, entity associated with the CEO & President, matures January 2010, monthly payments of $15,388, interest of prime + 3%, secured by receivables	202,142
Due to Directories, LLC, entity associated with the CEO & President, matures January 2010, monthly payments of $11,545, interest of prime + 2%, secured by receivables	277,090
Total due to related parties	$1,102,235

At April 30, 2007, future payments due on the above notes are as follows:

Fiscal	Amount
2008	$662,690
2009	197,454
2010	242,091
$1,102,235

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

	Edgetech Services	Data Management	Totals

Net sales	$760,267	$854,920	$1,615,187

Operating income (loss)	133,690	(228,665)	(355,453)

Net Interest Expense & Other	(32,316)	1,367	30,949

The Data Management did not exist in fiscal 2006 and therefore, segment information is not applicable.

NOTE 11- DISCONTINUED OPERATIONS

As discussed in Note 1, Web’s Biggest, Inc, a consolidated subsidiary of Inova, was sold and accounted for as discontinued operations.  The following is a summary of the operating income from discontinued operations for fiscal 2007 and fiscal 2006.

	2007	2006
Revenue	620,049	1,434,792
Cost of Goods Sold	288,164	130,910
Expenses	246,781	181,456
Net Operating Income	84,672	1,122,426
Other Income
Interest Income	216	13,972
Net Income from discontinued operations	84,888	1,136,398

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

NOTE 13

Restatements

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

The company should have accounted for the merger as a reverse acquisition whereby the shares retained by the registrant’s shareholders would be fair valued using the closing price of the registrant’s shares (purchase price) and compared to the fair value of the net assets at the time of merger. The company determined the purchase price was (70,425,950 shares x 6/1/05 closing price of $.035 = $2,464,908). The fair value of the net assets was ($508,037) resulting in goodwill of $2,612,304 and intangibles of $360,641. Therefore the net assets and equity will be increased by this amount.

There were management fees of $15,000 per month from May 2006 through January 2007 which were not paid but which are now being realized as an increase in expense and in paid in capital. This is a total of $105,000, which is a reduction of net income and increase to equity. There was an additional $165,000 from the prior year which is a reduction of retained earnings and increase of paid in capital.  Intangible amortization was $120,216.

Inova issued more common shares to its related parties than the number of shares previously authorized.  Due to the fact that the authorized shares were not increased until July 2008, all common share issuance in excess of its 600,000,000 authorized shares were considered as invalid until July 2008. It was concluded by management that all shares issued in excess of the previously authorized shares considered not to be issued until July 28, 2008.  There were 125,524,208 common shares issued by Inova to its related parties to convert the outstanding preferred shares. An adjustment was made to reduce common stock par value by $314, increase the preferred stock par value by $4,951 and decrease the additional paid in capital by $4,637.  The following tables reflect the restatements:

Inova Technology, Inc. and Subsidiaries
Consolidated Balance Sheets Impacts

The following table sets forth the effects of the restatement adjustments on the consolidated balance sheet as of April 30, 2007 and 2006.

	April 30, 2007
	As Previously		April 30, 2007	April 30, 2006
	Reported	Adjustments	Restated	Restated
ASSETS

Current assets
Cash	$22,847	$-	$22,847	$379,600
Restricted cash - escrow	339,758	-	339,758	-
Accounts receivable	208,408	-	208,408	546,766
Prepaid and other current assets	-	-	-	73,259
Total current assets	571,013	-	571,013	999,625

Fixed assets	1,039	-	1,039	16,661
Goodwill	-	2,612,304	2,612,304	2,612,304
Intangibles	-	130,230	130,230	250,445
Total assets	$572,052	$2,742,534	$3,314,586	$3,879,035

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$532,962	$-	$532,962	$537,117
Accrued liabilities	5,811	-	5,811	52,496
Current maturities of long-term debt - related parties	662,690	-	662,690	148,458
Deferred income	-	-	-	157,622
Total current liabilities	1,201,463	-	1,201,463	895,693
Long term debt - net of current maturities	439,545	-	439,545	-
Total liabilities	1,641,008	-	1,641,008	895,693

Stockholders' deficit
Convertible preferred stock, $0.001 par value; 25,000,000	-	4,951	4,951	25,000
shares authorized; 4,951,000 shares issued and
outstanding
Common stock, $0.001 par value; 3,000,000,000 shares	1,814	(314)	1,500	176
authorized; 1,500,000 shares issued and
outstanding
137,500 common shares treasury stock	-	-	-	(4,715)
Accumulated other comprehensive income	-	-	-	4,877
Additional paid-in capital	(479,581)	3,238,307	2,758,726	2,542,676
Retained deficit	(591,189)	(500,410)	(1,091,599)	415,328
Total stockholders' equity (deficit)	(1,068,956)	2,742,534	1,673,578	2,983,342
Total liabilities and stockholders' equity (deficit)	$572,052	$2,742,534	$3,314,586	$3,879,035

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Operations Impacts
For the year ended April 30, 2007 and 2006

The following table sets forth the effects of the restatement adjustments on the consolidated statements of operations for the year ended April 30, 2007 and 2006.

	April 30, 2007
	As Previously		April 30, 2007	April 30, 2006
	Reported	Adjustments	Restated	Restated

Revenues	$1,615,187	$-	$1,615,187	$1,391,923
Cost of revenues	(578,336)	-	(578,336)	(823,487)
Operating expenses	(1,136,141)	(225,214)	(1,361,355)	(1,268,561)
Operating loss	(99,290)	(225,214)	(324,504)	(700,125)

Other income (expense):
Interest income	1,367	-	1,367	16,645
Interest expense	(41,616)	-	(41,616)	(35,182)
Other income	9,300	-	9,300	-
Income (loss) from continuing operations	(130,239)	(225,214)	(355,453)	(718,662)
Income from discontinuing operations	84,888	-	84,888	1,136,398
Loss from disposal of discontinued operations	(1,236,362)	-	(1,236,362)	-
Net income (loss)	(1,281,713)	(225,214)	(1,506,927)	417,736
Translation adjustment gain (loss)	(4,877)	-	(4,877)	4,877
Comprehensive income (loss)	$(1,286,590)	$(225,214)	$(1,511,804)	$422,613

Basic and diluted income (loss) per share:

From continuing operations	$(0.16)	$(0.27)	$(0.43)	$(4.06)
From discontinued operations	$(1.38)	$-	$(1.38)	$6.47
Total	$(1.54)	$(0.27)	$(1.81)	$2.41

Weighted average common shares	831,477	831,477	831,477	175,721

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

EDGETECH SERVICES INC.

By:   /s/ Adam Radly
         Chairman and CEO

Date: June 15, 2009

By:   /s/ Bob Bates
         Bob Bates, CFO

Date: June 15, 2009

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

Date:    June 15, 2009    /s/   Adam Radly
                                                Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

REQUIRED BY RULE 13A - 14(A) OR RULE 15D - 14(A)

I,    Bob Bates, Chief Financial Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-KSB of Edgetech Services Inc.

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

(a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:     June 15, 2009                   /s/   Bob Bates
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

                                        June 15, 2009

Exhibit 32.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

REQUIRED BY RULE 13A - 14(B) OR RULE 15D - 14(B) AND 18 U.S.C. 1350

In connection with the Quarterly Report of Edgetech Services Inc.  On Form 10-KSB for the period ended April 30, 2007, as filed with the Securities and Exchange  Commission  on  the date hereof (the "Report" ), I, Bob Bates, CFO of  the  Company,  certify, pursuant to 18 U.S.C. Sec. 1350, that:

       (1)    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                       By: /s/ Bob Bates
                                       Bob Bates
                                       CFO

                                       June 15, 2009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007

❒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ______________ to _____________

Commission file number: 000-27397

INOVA TECHNOLOGY INC.
(Exact name of small business issuer in its charter)

Nevada	98-0204280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

233 Wilshire Blvd, suite 400, Santa Monica, CA, 90401
(Address of principal executive offices)

89146	(310) 857-6666
(Postal Code)	(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ❒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ❒ No

On September 11, 2007, the number of shares outstanding of the issuer’s common stock was 1,820,222

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

Inova Technology, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	July 31, 2007	April 30, 2007
	Restated	Restated
ASSETS

Current assets
Cash	$46,698	$22,847
Restricted cash - escrow	-	339,758
Accounts receivables	181,238	208,408
Inventory	12,850	-
Prepaid and other current assets	4,089	-
Total current assets	244,875	571,013

Fixed assets	3,254	1,039
Goodwill	3,048,876	2,612,304
Intangibles	100,177	130,230
Total assets	$3,397,182	$3,314,586

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$531,776	$532,962
Accrued liabilities	56,665	5,811
Current maturities of long-term debt - related parties	484,419	662,690
Current maturities of long-term debt	99,160	-
Total current liabilities	1,172,020	1,201,463
Long term debt - net of current maturities	404,827	439,545
Total liabilities	1,576,847	1,641,008

Stockholders' deficit
Convertible preferred stock, $0.001 par value; 25,000,000	4,951	4,951
shares authorized; 4,951,000 issued and outstanding
Common stock, $0.001 par value; 3,000,000,000 shares	1,500	1,500
authorized; 1,500,000 shares
shares issued and outstanding
Additional paid-in capital	2,867,582	2,758,726
Retained deficit	(1,053,698)	(1,091,599)
Total stockholders' equity (deficit)	1,820,335	1,673,578
Total liabilities and stockholders' equity (deficit)	$3,397,182	$3,314,586

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Operations
For the three months ended July 31, 2007 and 2006
(Unaudited)

	July 31, 2007	July 31, 2006
	Restated	Restated

Revenues	$385,112	$486,957
Cost of revenues	(145,263)	(75,776)
Operating expenses	(170,251)	(108,652)
Operating loss	69,598	302,529

Other income (expense):
Interest expense	(31,695)	-
Income (loss) from continuing operations	37,903	302,529
Loss from discontinuing operations	-	(30,849)
Net income (loss)	$37,903	$271,680

Basic and diluted income (loss) per share:

From continuing operations	$0.03	$1.72
From discontinued operations	$-	$(0.18)
Total	$0.03	$1.55

Weighted average common shares	1,500,000	175,721

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended July 31, 2007 and 2006
(Unaudited)

	July 31, 2007	July 31, 2006
	Restated	Restated

CASH FLOWS OPERATING ACTIVITIES
Net income	$37,903	$271,680
Add: income (loss) from discontinued operations	-	30,849
Income from continuing operations	37,903	302,529

Additional shares issued for conversion of debt	2,225	-
Contributed services	-	30,054
Depreciation and amortization expense	30,054	45,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	40,878	1,804
Decrease (increase) in accounts receivable	31,190	(303,193)
Increase (decrease) in deferred income	-	(27,851)
Increase (decrease) in prepaid assets	-	1,233
Increase (decrease) in inventory	540	-
Decrease (increase) in other current assets	10,784	-
Net cash provided by (used in) operating activities	153,574	49,576

CASH FLOW INVESTING ACTIVITIES
Purchase of fixed assets	(2,215)	-
Net cash provided by (used in) investing activities	(2,215)	-

CASH FLOW FINANCING ACTIVITIES
Proceeds from loans	110,000	-
Repayments of loans	(237,508)	-
Net cash provided by (used in) financing activities	(127,508)	-

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	23,851	49,576
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	-	(30,849)
NET CHANGE IN CASH	23,851	18,727
CASH AT BEGINNING OF PERIOD	22,847	379,600
CASH AT END OF PERIOD	$46,698	$398,327

Supplemental Information
Interest Paid	15,127	-
Income Tax Paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for conversion of loans	-	-
Discount on note payable from related party - BCF	54,427	-
Discount on note payable from related party - Warrants	54,428	-
Net liabilities assumed under the Right Tag acquisition	111,572	-

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

Restatements

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

The company should have accounted for the merger as a reverse acquisition whereby the shares retained by the registrant’s shareholders would be fair valued using the closing price of the registrant’s shares (purchase price) and compared to the fair value of the net assets at the time of merger. The company determined the purchase price was (70,425,950 shares x 6/1/05 closing price of $.035 = $2,464,908). The fair value of the net assets was ($508,037) resulting in goodwill of $2,612,304 and intangibles of $360,641. Therefore the net assets and equity will be increased by this amount.  Intangible amortization was $30,054.

There were management fees of $15,000 per month from prior years which were not paid but which are now being realized as an increase in paid in capital and reduction of retained earnings for a total of $270,000.

Inova issued more common shares to its related parties than the number of shares previously authorized. Due to the fact that the authorized shares were not increased until July 2008, all common share issuance in excess of its 600,000,000 authorized shares were considered as invalid until July 2008. It was concluded by management that all shares issued in excess of the previously authorized shares considered not to be issued until July 28, 2008.  There were 125,524,208 common shares issued by Inova to its related parties to convert the outstanding preferred shares. An adjustment was made to reduce common stock par value by $320, increase the preferred stock par value by $4,951 and increase the additional paid in capital by $50,794 and the debt $46,163.  The following tables reflect the restatements:

Inova Technology, Inc. and Subsidiaries
Consolidated Balance Sheets Impacts
(Unaudited)

The following table sets forth the effects of the restatement adjustments on the consolidated balance sheet as of July 31, 2007 and 2006.

	July 31, 2007
	As Previously		July 31, 2007	April 30, 2007
	Reported	Adjustments	Restated	Restated
ASSETS

Current assets
Cash	$46,698	$-	$46,698	$22,847
Restricted cash - escrow	-	-	-	339,758
Accounts receivables	181,238	-	181,238	208,408
Inventory	12,850	-	12,850	-
Prepaid and other current assets	4,089	-	4,089	-
Total current assets	244,875	-	244,875	571,013

Fixed assets	3,254	-	3,254	1,039
Goodwill	436,572	2,612,304	3,048,876	2,612,304
Intangibles	-	100,177	100,177	130,230
Total assets	$684,701	$2,712,481	$3,397,182	$3,314,586

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$531,776	$-	$531,776	$532,962
Accrued liabilities	56,665	-	56,665	5,811
Current maturities of long-term debt - related parties	438,256	46,163	484,419	662,690
Current maturities of long-term debt	99,160	-	99,160	-
Total current liabilities	1,125,857	46,163	1,172,020	1,201,463
Long term debt - net of current maturities	404,827	-	404,827	439,545
Total liabilities	1,530,684	46,163	1,576,847	1,641,008

Stockholders' deficit
Convertible preferred stock, $0.001 par value; 25,000,000	-	4,951	4,951	4,951
shares authorized; 4,951,000 issued and outstanding
Common stock, $0.001 par value; 3,000,000,000 shares	1,820	(320)	1,500	1,500
authorized; 1,500,000 shares
shares issued and outstanding
Additional paid-in capital	(324,569)	3,192,151	2,867,582	2,758,726
Retained deficit	(523,234)	(530,464)	(1,053,698)	(1,091,599)
Total stockholders' equity (deficit)	(845,983)	2,666,318	1,820,335	1,673,578
Total liabilities and stockholders' equity (deficit)	$684,701	$2,712,481	$3,397,182	$3,314,586

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Operations Impacts
For the three months ended July 31, 2007 and 2006
(Unaudited)

The following table sets forth the effects of the restatement adjustments on the consolidated statements of operations for the three months ended July 31, 2007 and 2006.

	July 31, 2007
	As Previously		July 31, 2007	July 31, 2006
	Reported	Adjustments	Restated	Restated

Revenues	$385,112	$-	$385,112	$486,957
Cost of revenues	(145,263)	-	(145,263)	(75,776)
Operating expenses	(140,197)	(30,054)	(170,251)	(108,652)
Operating loss	99,652	(30,054)	69,598	302,529

Other income (expense):
Interest expense	(31,695)	-	(31,695)	-
Income (loss) from continuing operations	67,957	(30,054)	37,903	302,529
Loss from discontinuing operations	-	-	-	(30,849)
Net income (loss)	$67,957	$(30,054)	$37,903	$271,680

Basic and diluted income (loss) per share:

From continuing operations	$0.05	$(0.02)	$0.03	$1.72
From discontinued operations	$-	$-	$-	$(0.18)
Total	$0.05	$(0.02)	$0.03	$1.55

Weighted average common shares	1,500,000	1,500,000	1,500,000	175,721

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

	Edgetech	DM	Right Tag	Totals

Net sales	$35,468	$313,115	$36,529	$385,112
Expenses	154,978	104,003	58,534	317,515
Operating income (loss)	-119,510	209,112	-22,005	67,597

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

Selling, general and administrative expenses increased from $108,652 for the three months ending July 31, 2007 to $170,251 for the same period in 2007.. These increased expenses are due to the Right Tag acquisition, interest expenses and professional fees associated with the various transactions.

Net income from continuing operations decreased from $302,529 for the three months ending July 31, 2006 to $37,903 for the same period in 2007. The decrease in profit is due to reduced revenues and increased expenses described above.

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

EDGETECH SERVICES INC.

Date: June 15, 2009	By:	/s/ Adam Radly
Adam Radly
Chairman and CEO

Date: June 15, 2009	By:	/s/ Bob Bates
Bob Bates
CFO

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

(a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: June 15, 2009	By:	/s/ Adam Radly
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

Date: June 15, 2009	By:	/s/ Bob Bates
Bob Bates
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

Date: June 15, 2009	By:	/s/ Adam Radly
Adam Radly
Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

REQUIRED BY RULE 13A - 14(B) OR RULE 15D - 14(B) AND 18 U.S.C. 1350

In connection with the Quarterly Report of Edgetech Services Inc.

On Form 10-QSB for the period ended July 31, 2007, as filed with the Securities and Exchange  Commission  on  the date hereof (the "Report" ), I, Bob Bates, CFO of  the  Company,  certify, pursuant to 18 U.S.C. Sec. 1350, that:

         (1)    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 15, 2009	By:	/s/ Bob Bates
Bob Bates
CFO

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

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,896,706

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Inova Technology, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	October 31, 2007	April 30, 2007
	Restated	Restated
ASSETS

Current assets
Cash	$24,890	$22,847
Restricted cash - escrow	-	339,758
Accounts receivable	84,689	208,408
Inventory	12,578	-
Prepaid and other current assets	3,974	-
Total current assets	126,131	571,013

Fixed assets	3,254	1,039
Goodwill	3,048,875	2,612,304
Intangibles	70,125	130,230
Deposit on acquisition of Desert	100,000	-
Total assets	$3,348,385	$3,314,586

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$544,033	$532,962
Accrued liabilities	163,099	5,811
Current maturities of long-term debt - related parties	688,668	662,690
Current maturities of long-term debt	99,160	-
Total current liabilities	1,494,960	1,201,463
Long term debt - net of current maturities	277,173	439,545
Total liabilities	1,772,133	1,641,008

Stockholders' deficit
Convertible preferred stock, $0.001 par value; 25,000,000	4,951	4,951
shares authorized; 4,951,000 issued and outstanding
Common stock, $0.001 par value; 3,000,000,000 shares	1,500	1,500
authorized; 1,500,000 shares issued
outstanding
Additional paid-in capital	2,110,797	2,758,726
Retained deficit	(540,996)	(1,091,599)
Total stockholders' equity (deficit)	1,576,252	1,673,578
Total liabilities and stockholders' equity (deficit)	$3,348,385	$3,314,586

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Operations
For the three months ended October 31, 2007 and 2006 (Unaudited)

	October 31, 2007	October 31, 2006
	Restated	Restated

Revenues	$90,954	$105,519
Cost of revenues	(65,255)	(106,462)
Operating expenses	(142,620)	(222,089)
Operating loss	(116,921)	(223,032)

Other income (expense):
Interest income	-	141
Interest expense	(127,163)	-
Income (loss) from continuing operations	(244,084)	(222,891)
Income from discontinuing operations	-	311,624
Net income (loss)	$(244,084)	$88,733

Basic income (loss) per share:

From continuing operations	$(0.16)	$(1.27)
From discontinued operations	$-	$1.77
Total	$(0.16)	$0.50

Diluted income (loss) per share:

From continuing operations	(0.16)	(1.27)
From discontinued operations	-	(0.18)
Total	(0.16)	(0.05)

Weighted average common shares - Basic	1,500,000	175,721
Diluted	1,500,000	1,759,959

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Operations
For the six months ended October 31, 2007 and 2006 (Unaudited)

	October 31, 2007	October 31, 2006
	Restated	Restated

Revenues	$476,066	$645,278
Cost of revenues	(210,518)	(199,222)
Operating expenses	(295,731)	(364,065)
Operating income (loss)	(30,183)	81,991

Other income (expense):
Interest income		141
Interest expense	(175,998)	(3,281)
Income (loss) from continuing operations	(206,181)	78,851
Income from discontinuing operations	-	281,561
Net income (loss)	$(206,181)	$360,412

Basic income (loss) per share:

From continuing operations	$(0.14)	$0.45
From discontinued operations	$-	$1.60
Total	$(0.14)	$2.05

Diluted income (loss) per share:

From continuing operations	(0.14)	0.04
From discontinued operations	-	0.16
Total	(0.14)	0.20

Weighted average common shares - Basic	1,500,000	175,721
Diluted	1,500,000	1,759,959

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the six months ended October 31, 2007 and 2006 (Unaudited)

	October 31, 2007	October 31, 2006
	Restated	Restated

CASH FLOWS OPERATING ACTIVITIES
Net income (loss)	$(206,181)	$360,412
Less: income (loss) from discontinued operations	-	281,561
Income (Loss) from continuing operations	(206,181)	78,851

Contributed services	-	90,000
Additional shares issued for conversion of debt	80,150	-
Depreciation and amortization expense	69,237	60,108
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	40,736	(94,939)
Decrease (increase) in accounts receivable	127,739	(40,024)
Increase (decrease) in deferred income		7,862
Increase (decrease) in accrued expense	58,305	(11,446)
Increase (decrease) in inventory	272	-
Decrease (increase) in other current assets	335,899	-
Net cash provided by (used in) operating	506,157	90,412

CASH FLOW INVESTING ACTIVITIES
Purchase of Desert	(100,000)	-
Purchase of Right-Tag	(325,000)	-
Purchase of fixed assets	(2,215)	-
Increase in loan receivable	-	19,324
Net cash provided by (used in) investing	(427,215)	19,324

CASH FLOW FINANCING ACTIVITIES
Proceeds from notes payable - related parties	273,396	70,459
Proceeds from APIC	-	276,684
Repayment of notes payable - related parties	(350,295)	(104,210)
Net cash provided by (used in) financing activities	(76,899)	242,933

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	2,043	352,669
NET CASH USED IN DISCONTINUED OPERATIONS	-	281,561
NET CHANGE IN CASH	2,043	634,230
CASH AT BEGINNING OF PERIOD	22,847	379,600
CASH AT END OF PERIOD	$24,890	$1,013,830

Supplemental information
Interest paid	-	$19,320
Income tax paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for conversion of loans	-	-
Shares issued for accounts payable - related parties	-	-
Discount on note payable from related party - BCF	54,427	-
Discount on note payable from related party - Warrants	54,428	-
Net liabilities assumed under the Right Tag acquisition	111,572	-

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

Restatements

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

The company should have accounted for the merger as a reverse acquisition whereby the shares retained by the registrant’s shareholders would be fair valued using the closing price of the registrant’s shares (purchase price) and compared to the fair value of the net assets at the time of merger. The company determined the purchase price was (70,425,950 shares x 6/1/05 closing price of $.035 = $2,464,908). The fair value of the net assets was ($508,037) resulting in goodwill of $2,612,304 and intangibles of $360,641. Therefore the net assets and equity will be increased by this amount.

There were management fees of $15,000 per month from prior years which were not paid but which are now being realized as an increase in paid in capital and reduction of retained earnings for a total of $270,000.  Intangible amortization was $30,054 for the three month period ending October 31, 2007 adn $60,108 for the six months ending October 31, 2007.

Inova issued more common shares to its related parties than the number of shares previously authorized.  Due to the fact that the authorized shares were not increased until July 2008, all common share issuance in excess of its 600,000,000 authorized shares were considered as invalid until July 2008. It was concluded by management that all shares issued in excess of the previously authorized shares considered not to be issued until July 28, 2008.  There were 125,524,208 common shares issued by Inova to its related parties to convert the outstanding preferred shares. An adjustment was made to reduce common stock par value by $397, increase the preferred stock par value by $4,951 and increase the additional paid in capital by $234,279 and the debt $229,725.  The following tables reflect the restatements:

Inova Technology, Inc. and Subsidiaries
Consolidated Balance Sheets Impacts
(Unaudited)

The following table sets forth the effects of the restatement adjustments on the consolidated balance sheet as of October 31, 2007.

	October 31, 2007
	As Previously		October 31, 2007	April 30, 2007
	Reported	Adjustments	Restated	Restated
ASSETS

Current assets
Cash	$24,890	$-	$24,890	$22,847
Restricted cash - escrow	-	-	-	339,758
Accounts receivable	84,689	-	84,689	208,408
Inventory	12,578	-	12,578	-
Prepaid and other current assets	3,974	-	3,974	-
Total current assets	126,131	-	126,131	571,013

Fixed assets	3,254	-	3,254	1,039
Goodwill	436,572	2,612,303	3,048,875	2,612,304
Intangibles	-	70,125	70,125	130,230
Deposit on acquisition of Desert	100,000	-	100,000	-
Total assets	$665,957	$2,682,428	$3,348,385	$3,314,586

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$544,033	$-	$544,033	$532,962
Accrued liabilities	25,699	137,400	163,099	5,811
Current maturities of long-term debt - related parties	596,343	92,325	688,668	662,690
Current maturities of long-term debt	99,160	-	99,160	-
Total current liabilities	1,265,235	229,725	1,494,960	1,201,463
Long term debt - net of current maturities	277,173	-	277,173	439,545
Total liabilities	1,542,408	229,725	1,772,133	1,641,008

Stockholders' deficit
Convertible preferred stock, $0.001 par value; 25,000,000	-	4,951	4,951	4,951
shares authorized; 4,951,000 issued and outstanding
Common stock, $0.001 par value; 3,000,000,000 shares	1,897	(397)	1,500	1,500
authorized; 1,500,000 shares issued
outstanding
Additional paid-in capital	(897,869)	3,008,666	2,110,797	2,758,726
Retained deficit	19,521	(560,517)	(540,996)	(1,091,599)
Total stockholders' equity (deficit)	(876,451)	2,452,703	1,576,252	1,673,578
Total liabilities and stockholders' equity (deficit)	$665,957	$2,682,428	$3,348,385	$3,314,586

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Operations Impacts
For the three months ended October 31, 2007 and 2006 (Unaudited)

The following table sets forth the effects of the restatement adjustments on the consolidated statements of operations for the three months ended October 31, 2007 and 2006.

	October 31, 2007
	As Previously		October 31, 2007	October 31, 2006
	Reported	Adjustments	Restated	Restated

Revenues	$90,954	$-	$90,954	$105,519
Cost of revenues	(65,255)	-	(65,255)	(106,462)
Operating expenses	(112,566)	(30,054)	(142,620)	(222,089)
Operating loss	(86,867)	(30,054)	(116,921)	(223,032)

Other income (expense):
Interest income	-	-	-	141
Interest expense	(127,163)	-	(127,163)	-
Income (loss) from continuing operations	(214,030)	(30,054)	(244,084)	(222,891)
Income from discontinuing operations	-	-	-	311,624
Net income (loss)	$(214,030)	$(30,054)	$(244,084)	$88,733

Basic income (loss) per share:

From continuing operations	$(0.14)	$(0.02)	$(0.16)	$(1.27)
From discontinued operations	$-	$-	$-	$1.77
Total	$(0.14)	$(0.02)	$(0.16)	$0.50

Diluted income (loss) per share:

From continuing operations	$(0.14)	(0.02)	(0.16)	(0.13)
From discontinued operations	-	-	-	0.18
Total	$(0.14)	(0.02)	(0.16)	0.05

Weighted average common shares - Basic	1,500,000	1,500,000	1,500,000	175,721
Diluted	1,500,000	1,500,000	1,500,000	1,759,959

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Operations Impacts
For the six months ended October 31, 2007 and 2006 (Unaudited)

The following table sets forth the effects of the restatement adjustments on the consolidated statements of operations for the six months ended October 31, 2007 and 2006.

	October 31, 2007
	As Previously		October 31, 2007	October 31, 2006
	Reported	Adjustments	Restated	Restated

Revenues	$476,066	$-	$476,066	$645,278
Cost of revenues	(210,518)	-	(210,518)	(199,222)
Operating expenses	(235,623)	(60,108)	(295,731)	(364,065)
Operating income (loss)	29,925	(60,108)	(30,183)	81,991

Other income (expense):
Interest income	-	-		141
Interest expense	(175,998)	-	(175,998)	(3,281)
Income (loss) from continuing operations	(146,073)	(60,108)	(206,181)	78,851
Income from discontinuing operations	-	-	-	281,561
Net income (loss)	$(146,073)	$(60,108)	$(206,181)	$360,412

Basic income (loss) per share:

From continuing operations	$(0.10)	$(0.04)	$(0.14)	$0.45
From discontinued operations	$-	$-	$-	$1.60
Total	$(0.10)	$(0.04)	$(0.14)	$2.05

Diluted income (loss) per share:

From continuing operations	$(0.14)	(0.02)	(0.16)	0.04
From discontinued operations	-	-	-	0.16
Total	$(0.14)	(0.02)	(0.16)	0.20

Weighted average common shares - Basic	1,500,000	1,500,000	1,500,000	175,721
Diluted	1,500,000	1,500,000	1,500,000	1,759,959

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

Operating expenses decreased from $222,089 for the three months ending October 31, 2006 to $142,620 for the same period in 2007.

Net loss from continuing operations increased from $(222,891) for the three months ending October 31, 2006 to $(244,084) for the same period in 2007. The decrease in profit is due to reduced revenues and increased expenses as described above.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED OCTOBER 31, 2007

Net Revenues decreased from $645,278 in the six-month period ending October 31, 2006 to $476, 066 for the six-month period ending October 31, 2007. This is due to a reduction in marketing over the same period.

Operating expenses decreased from $364,065 for the six months ending October 31, 2006 to $295,731 for the same period in 2007.

Net income from continuing operations was from $78,851 for the six months ending October 31, 2006 and there was a loss of $(206,181) for the same period in 2007. The decrease in profit is due to reduced revenues and increased expenses as described above.

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

The results of this acquisition are included in the consolidated financial statements from the date of acquisition.  The following shows the unaudited pro forma results of operations as though the purchase of Right Tag had been completed on May 1, 2006:

	(Actual)
	Six Months	Six Months
	Ended	Ended
	October 31, 2007	October 31, 2006
Revenues	$476,066	$561,579

Loss from continuing operations	(146,073)	(100,206)

Loss from discontinued operations	-	(280,775)

Net income	$(146,073)	$180,569

Basic and diluted net income per share from continuing operations	$ (0.00)	$ (0.00)
Basic and diluted net income (loss) per share from discontinued operations	(0.00)	(0.00)
Basic and diluted net income per share	(0.00)	0.00

Weighted average common shares	726,806,505	703,983,450
14

Item 5. Exhibits

(A) Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a - 14(a) or Rule 15d - 14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a - 14(a) or Rule 15d - 14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a - 14(b) or Rule 15d - 14(b) and 18 U.S.C. 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a - 14(b) or Rule 15d - 14(b) and 18 U.S.C. 1350.

SIGNATURES

In accordance with the  requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGETECH SERVICES INC.

By:   /s/ Adam Radly
        Chairman and CEO

Date: June 15, 2009

By:   /s/ Bob Bates
        Bob Bates, CFO

Date: June 15, 2009

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

(a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:    June 15, 2009                     /s/   Adam Radly
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

Date:     June 15, 2009                     /s/   Bob Bates
                                                           Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

REQUIRED BY RULE 13A - 14(B) OR RULE 15D - 14(B) AND 18 U.S.C. 1350

In connection with the Quarterly Report of Edgetech Services Inc.  On Form 10-QSB for the period ended October 31, 2007, as filed with the Securities and Exchange  Commission  on  the date hereof (the "Report" ), I, Adam Radly, Chief Executive  Officer of  the  Company,  certify, pursuant to 18 U.S.C. Sec. 1350, that:

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

                                      June 15, 2009

Exhibit 32.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

REQUIRED BY RULE 13A - 14(B) OR RULE 15D - 14(B) AND 18 U.S.C. 1350

In connection with the Quarterly Report of Edgetech Services Inc.    On Form 10-QSB for the period ended October 31, 2007, as filed with the Securities and Exchange  Commission  on  the date hereof (the "Report" ), I, Bob Bates, CFO of  the  Company,  certify, pursuant to 18 U.S.C. Sec. 1350, that:

       (1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the  Company.

                                       By: /s/ Bob Bates
                                       Bob Bates
                                       CFO

                                       June 15, 2009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ______________ to _____________

Commission file number:  000-27397

INOVA TECHNOLOGY INC.
(Exact name of small business issuer in its charter)

Nevada	98-0204280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

233 Wilshire Blvd, Suite 400,
Santa Monica, CA, 90401
(Address of principal executive offices)

89146	(310) 857-6666
(Postal Code)	(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,373,045

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

Inova Technology, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	January 31, 2008	April 30, 2007
	Restated	Restated
ASSETS

Current assets
Cash	$295,687	$22,847
Restricted cash - escrow	-	339,758
Accounts receivable	2,472,877	208,408
Inventory	334,085	-
Prepaid and other current assets	28,751	-
Total current assets	3,131,400	571,013

Fixed assets	166,692	1,039
Goodwill	7,323,875	2,612,304
Intangibles	40,072	130,230
Total assets	$10,662,039	$3,314,586

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,410,032	$532,962
Accrued liabilities	358,878	5,811
Current maturities of long-term debt - related parties	5,292,915	662,690
Deferred income	390,568	-
Short term debt	99,160	-
Total current liabilities	7,551,553	1,201,463
Long term debt - net of current maturities	1,724,468	439,545
Total liabilities	9,276,021	1,641,008

Stockholders' deficit
Convertible preferred stock, $0.001 par value; 25,000,000	4,951	4,951
shares authorized; 4,951,000 issued and outstanding
Common stock, $0.001 par value; 3,000,000,000 shares	1,500	1,500
authorized; 1,500,000 shares issued and
outstanding
Additional paid-in capital	3,370,304	2,758,726
Retained deficit	(1,990,737)	(1,091,599)
Total stockholders' equity (deficit)	1,386,018	1,673,578
Total liabilities and stockholders' equity (deficit)	$10,662,039	$3,314,586

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Operations
For the three months ended January 31, 2008 and 2007
(Unaudited)

	January 31, 2008	January 31, 2007
	Restated	Restated

Revenues	$1,018,853	$490,643
Cost of revenues	(676,320)	(473,055)
Operating expenses	(782,759)	(214,149)
Operating loss	(440,226)	(196,561)

Other income (expense):
Interest expense	(252,729)	(20,490)
Income (loss) from continuing operations	(692,955)	(217,051)
Loss from discontinuing operations	-	(38,124)
Loss from disposal of discontinud operations	-	(1,226,061)
Net income (loss)	$(692,955)	$(1,481,236)

Basic and diluted income (loss) per share:

From continuing operations	$(0.46)	$(1.24)
From discontinued operations	$-	$(7.19)
Total	$(0.46)	$(8.43)

Weighted average common shares	1,500,000	175,721

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Operations
For the nine months ended January 31, 2008 and 2007
(Unaudited)

	January 31, 2008	January 31, 2007
	Restated	Restated

Revenues	$1,494,919	$978,757
Cost of revenues	(886,838)	(408,197)
Operating expenses	(1,097,340)	(607,886)
Operating loss	(489,259)	(37,326)

Other income (expense):
Interest expense	(409,877)	(20,273)
Income (loss) from continuing operations	(899,136)	(57,599)
Loss from discontinuing operations	-	84,888
Loss from disposal of discontinued operations	-	(1,226,061)
Net income (loss)	$(899,136)	$(1,198,772)

Basic and diluted income (loss) per share:

From continuing operations	$(0.60)	$(0.33)
From discontinued operations	$-	$(6.49)
Total	$(0.60)	$(6.82)

Weighted average common shares	1,500,000	175,721

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended January 31, 2008 and 2007
 (Unaudited)

	January 31, 2008	January 31, 2007
	Restated	Restated

CASH FLOWS OPERATING ACTIVITIES
Net loss	$(899,136)	$(1,198,772)
Add: income (loss) from discontinued operations	-	1,141,173
Loss from disposal of discontinued operations	-	(1,226,061)
Loss from continuing operations	(899,136)	(57,599)

Fair value of shares issued for interest expense	80,151	-
Contributed Services	-	105,000
Depreciation and amortization expense	298,852	90,616
Changes in operating assets and liabilities:
Increase (decrease) in A/P and accrued expenses	874,139	(212,201)
Decrease (increase) in accounts receivable	146,246	342,692
Increase (decrease) in deferred income		(157,622)
Increase (decrease) in accrued expense	390,568	-
Increase (decrease) in inventory	(27,952)	-
Decrease (increase) in current assets	317,776	-
Net cash provided by operating activities of continued operations	1,180,644	110,886
Net cash provided by operating activities of discontinued operations	-	(1,226,061)
Net cash provided by (used in) operating activities	1,180,644	(1,115,175)

CASH FLOW INVESTING ACTIVITIES
Increase (decrease) in loans receivable	-	73,259
Purchase of Desert	(3,725,000)	-
Purchase of Right-Tag	(325,000)	-
Purchase of fixed assets	(2,215)	(3,055)
Net cash provided by (used in) investing activities	(4,052,215)	70,204

CASH FLOW FINANCING ACTIVITIES
Proceeds from notes payable	3,920,510	653,267
Proceeds from notes payable - related parties	-	24,987
Proceeds from APIC	15,520	-
Repayment of notes payable	(791,619)	-
Net cash provided by (used in) financing activities	3,144,411	678,254

Net effect of exchange rates on cash	-	(11,938)
NET CHANGE IN CASH	272,840	(378,655)
CASH AT BEGINNING OF PERIOD	22,847	379,600
CASH AT END OF PERIOD	$295,687	$945

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for conversion of loans	-	-
Shares issued for accounts payable - related parties	-	-
Discount on note payable from related party - BCF	54,427	-
Discount on note payable from related party - Warrants	541,628	-
Net liabilities assumed under the Right Tag acquisition	111,572	-
Net assets acquired under the Desert Acquisition	1,662,326	-
Seller financing of Desert Acquisition	2,475,000	-

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

Restatements

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

The company should have accounted for the merger as a reverse acquisition whereby the shares retained by the registrant’s shareholders would be fair valued using the closing price of the registrant’s shares (purchase price) and compared to the fair value of the net assets at the time of merger. The company determined the purchase price was (70,425,950 shares x 6/1/05 closing price of $.035 = $2,464,908). The fair value of the net assets was ($508,037) resulting in goodwill of $2,612,304 and intangibles of $360,641 . Therefore the net assets and equity will be increased by this amount.

There were management fees of $15,000 per month from prior years which were not paid but which are now being realized as an increase in paid in capital and reduction of retained earnings for a total of $270,000. Intangible amortization was $30,054 for the three months and $90,162 for nine months.

Inova issued more common shares to its related parties than the number of shares previously authorized. Due to the fact that the authorized shares were not increased until July 2008, all common share issuance in excess of its 600,000,000 authorized shares were considered as invalid until July 2008. It was concluded by management that all shares issued in excess of the previously authorized shares considered not to be issued until July 28, 2008.  There were 125,524,208 common shares issued by Inova to its related parties to convert the outstanding preferred shares. An adjustment was made to reduce common stock par value by $873 and the debt $994,920, increase the preferred stock par value by $4,951 and increase the additional paid in capital by $998,998.  The following tables reflect the restatements:

Inova Technology, Inc. and Subsidiaries
Consolidated Balance Sheets Impacts
(Unaudited)

The following table sets forth the effects of the restatement adjustments on the consolidated balance sheet as of January 31, 2008.

	January 31, 2008
	As Previously		January 31, 2008	April 30, 2007
	Reported	Adjustments	Restated	Restated
ASSETS

Current assets
Cash	$295,687	$-	$295,687	$22,847
Restricted cash - escrow	-	-	-	339,758
Accounts receivable	2,472,877	-	2,472,877	208,408
Inventory	334,085	-	334,085	-
Prepaid and other current assets	28,751	-	28,751	-
Total current assets	3,131,400	-	3,131,400	571,013

Fixed assets	166,692	-	166,692	1,039
Goodwill	4,711,572	2,612,303	7,323,875	2,612,304
Intangibles	-	40,072	40,072	130,230
Total assets	$8,009,664	$2,652,375	$10,662,039	$3,314,586

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,410,032	$-	$1,410,032	$532,962
Accrued liabilities	221,478	137,400	358,878	5,811
Current maturities of long-term debt - related parties	4,435,395	857,520	5,292,915	662,690
Deferred income	390,568	-	390,568	-
Short term debt	99,160	-	99,160	-
Total current liabilities	6,556,633	994,920	7,551,553	1,201,463
Long term debt - net of current maturities	1,724,468	-	1,724,468	439,545
Total liabilities	8,281,101	994,920	9,276,021	1,641,008

Stockholders' deficit
Convertible preferred stock, $0.001 par value; 25,000,000	-	4,951	4,951	4,951
shares authorized; 4,951,000 issued and outstanding
Common stock, $0.001 par value; 3,000,000,000 shares	2,373	(873)	1,500	1,500
authorized; 1,500,000 shares issued and
outstanding
Additional paid-in capital	1,314,649	2,055,655	3,370,304	2,758,726
Retained deficit	(1,588,459)	(402,278)	(1,990,737)	(1,091,599)
Total stockholders' equity (deficit)	(271,437)	1,657,455	1,386,018	1,673,578
Total liabilities and stockholders' equity (deficit)	$8,009,664	$2,652,375	$10,662,039	$3,314,586

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Operations Impacts
For the three months ended January 31, 2008 and 2007
(Unaudited)

The following table sets forth the effects of the restatement adjustments on the consolidated statements of operations for the three months ended January 31, 2008 and 2007.

	January 31, 2008
	As Previously		January 31, 2008	January 31, 2007
	Reported	Adjustments	Restated	Restated

Revenues	$1,018,853	$-	$1,018,853	$490,643
Cost of revenues	(676,320)	-	(676,320)	(473,055)
Operating expenses	(752,705)	(30,054)	(782,759)	(214,149)
Operating loss	(410,172)	(30,054)	(440,226)	(196,561)

Other income (expense):
Interest expense	(441,022)	188,293	(252,729)	(20,490)
Loss from disposal of discontinued operations	(1,226,061)
Income (loss) from continuing operations	(851,194)	158,239	(692,955)	(217,051)
Loss from discontinuing operations	-	-	-	(38,124)
Loss from discontinuing operations	-	-	-	(1,226,061)
Net income (loss)	$(851,194)	$158,239	$(692,955)	$(1,481,236)

Basic and diluted income (loss) per share:

From continuing operations	$(0.57)	$0.11	$(0.46)	$(1.24)
From discontinued operations	$-	$-	$-	$(7.19)
Total	$(0.57)	$0.11	$(0.46)	$(8.43)

Weighted average common shares	1,500,000	1,500,000	1,500,000	175,721

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Operations Impacts
For the nine months ended January 31, 2008 and 2007
(Unaudited)

The following table sets forth the effects of the restatement adjustments on the consolidated statements of operations for the nine months ended January 31, 2008 and 2007.

	January 31, 2008
	As Previously		January 31, 2008	January 31, 2007
	Reported	Adjustments	Restated	Restated

Revenues	$1,494,919	$-	$1,494,919	$978,757
Cost of revenues	(886,838)	-	(886,838)	(408,197)
Operating expenses	(1,007,178)	(90,162)	(1,097,340)	(607,886)
Operating loss	(399,097)	(90,162)	(489,259)	(37,326)

Other income (expense):
Interest expense	(598,170)	188,293	(409,877)	(20,273)
Income (loss) from continuing operations	(997,267)	98,131	(899,136)	(57,599)
Loss from discontinuing operations	-	-	-	84,888
Loss from disposal of discontinued operations	-	-	-	1,226,061
Net income (loss)	$(997,267)	$98,131	$(899,136)	$(1,198,772)

Basic and diluted income (loss) per share:

From continuing operations	$(0.66)	$0.07	$(0.60)	$(0.33)
From discontinued operations	$-	$-	$-	$6.49
Total	$(0.66)	$0.07	$(0.60)	$(6.82)

Weighted average common shares	1,500,000	1,500,000	1,500,000	175,721

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JANUARY 31, 2008

Net revenues increased from $490,643 in the three-month period ending January 31, 2007 to $1,018,853 for the three-month period ending January 31, 2008. This is due to the revenues from the newly-acquired Desert Communications.

Operating expenses increased from $214,149 for the three months ending January 31, 2007 to $782,759 for the same period in 2008. This was mainly due to the financing expenses incurred in raising cash to acquire Desert Communications.

Net loss from continuing operations increased from $(217,051) for the three months ending January 31, 2007 to $(692,995) for the same period in 2008. This is due to the profit from the newly-acquired Desert Communications.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED JANUARY 31, 2008

Net revenues increased from $978,757 in the three-month period ending January 31, 2007 to $1,494,919 for the three-month period ending January 31, 2008. This is due to the revenues from the newly-acquired Desert Communications.

Operating expenses increased from $607,886 for the three months ending January 31, 2007 to $1,097,340 for the same period in 2008. This was mainly due to the financing expenses incurred in raising cash to acquire Desert Communications.

Net loss from continuing operations increased from $(57,599) for the three months ending January 31, 2007 to $(899,136) for the same period in 2008. This is due to the profits from the newly-acquired Desert Communications.

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

EDGETECH SERVICES INC.

Date: June 15, 2009	By:	/s/ Adam Radly
Adam Radly
Chairman and CEO

Date: June 15, 2009	By:	/s/ Bob Bates
Bob Bates
CFO

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

Date: June 15, 2009	By:	/s/ Adam Radly
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

(a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: June 15, 2009	By:	/s/ Bob Bates
Bob Bates
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

REQUIRED BY RULE 13A - 14(B) OR RULE 15D - 14(B) AND 18 U.S.C. 1350

In connection with the Quarterly Report of Edgetech Services Inc.

On Form 10-QSB for the period ended January 31, 2008, as filed with the Securities and Exchange  Commission  on  the date hereof (the "Report" ), I, Adam Radly, Chief Executive Officer of  the  Company,  certify, pursuant to 18 U.S.C. Sec. 1350, that:

         (1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 15, 2009	By:	/s/ Adam Radly
Adam Radly
Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

REQUIRED BY RULE 13A - 14(B) OR RULE 15D - 14(B) AND 18 U.S.C. 1350

In connection with the Quarterly Report of Edgetech Services Inc.

On Form 10-QSB for the period ended January 31, 2008, as filed with the Securities and Exchange  Commission  on  the date hereof (the "Report" ), I, Bob Bates, CFO of  the  Company,  certify, pursuant to 18 U.S.C. Sec. 1350, that:

       (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the  Company.

Date: June 15, 2009	By:	/s/ Bob Bates
Bob Bates
CFO

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

Item 2. Description of Property

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

Item 4. Submission of Matters to a Vote of Security Holders and Small Business Issuer Purchases of Securities

No matters were submitted to a vote of security holders through solicitation or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters

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

The Company’s selling, general and administrative expenses increased from $1,361,355 for the twelve months ending April 30, 2007 to $2,195,557 for the same period in 2008. This is primarily the result of the expenses from Desert.

Last fiscal year, the Company reported a net loss from continuing operations in the amount of $355,453; this loss increased to $976,062 for the fiscal year ended April 30, 2008. This has been caused by much larger interest expenses this year based on the significant borrowings associated with acquisitions.

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

As discussed in Note 18 to the consolidated financial statements, the Company has restated its financial statements for the year ended April 30, 2007 and 2008 related to the accounting for acquisition of Web’s Biggest, unrecorded management fees and invalid share issuances.

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

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas
August 13, 2008 except for Note 18 which is dated July 24, 2009

Inova Technology, Inc. and Subsidiaries
Consolidated Balance Sheets

	April 30, 2008	April 30, 2007
	Restated	Restated

ASSETS

Current assets
Cash	$12,167	$22,847
Restricted cash - escrow	-	339,758
Accounts receivable	769,918	208,408
Contract receivables	2,233,252	-
Inventory	101,679	-
Cost in excess of billing	198,655	-
Prepaid and other current assets	234,645	-
Total current assets	3,550,316	571,013

Fixed assets	183,926	1,039
Intangible assets	845,332	2,612,304
Goodwill	5,904,782	130,230
Total assets	$10,484,356	$3,314,586

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,746,889	$532,962
Accrued liabilities	270,061	5,811
Deferred income	403,792	-
Notes payable - related parties	1,200,855	662,690
Notes payable	2,648,678	-
Total current liabilities	6,270,275	1,201,463
Notes payable - related parties, net of current maturities	2,812,133	439,545
Total liabilities	9,082,408	1,641,008

Stockholders' equity (deficit)
Convertible preferred stock, $0.001 par value; 25,000,000	4,951	4,951
shares authorized; 4,951,000 shares issued and
outstanding
Common stock, $0.001 par value; 3,000,000,000 shares	1,500	1,500
authorized; 1,500,000 shares issued and
outstanding
Additional paid-in capital	3,463,158	2,758,726
Retained deficit	(2,067,661)	(1,091,599)
Total stockholders' equity (deficit)	1,401,948	1,673,578
Total liabilities and stockholders' equity (deficit)	$10,484,356	$3,314,586

See summary of accounting policies and notes to consolidated financial statements.

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Operations
For the year ended April 30, 2008 and 2007
For the year ended April 30, 2007 (Unaudited) - Restated

		2007
	2008	Restated

Revenues	$5,442,402	$1,615,187
Cost of revenues	(4,109,518)	(578,336)
Operating expenses	(2,195,557)	(1,361,355)
Operating loss	(862,673)	(324,504)

Other income (expense):
Interest income	-	1,367
Other income	-	9,300
Interest expense	(113,389)	(41,616)
Income (loss) from continuing operations	(976,062)	(355,453)
Loss from discontinued operations	-	84,888
Loss from disposal of discontinued operations		(1,236,362
Net loss	(976,062)	(1,506,927)
Translation adjustment	-	(4,877)
Comprehensive loss	$(976,062)	$(1,511,804)

Basic and diluted income (loss) per share:
- from continuing operations	$(0.65)	$(0.43)
- from discontinued operations	-	1.38
- total	(0.65)	(1.81)

Weighted average common shares outstanding	1,500,000	831,477

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended April 30, 2008 and 2007

		2007
	2008	Restated

CASH FLOWS OPERATING ACTIVITIES
Net loss	$(976,062)	$(1,506,927)
Less: income (loss) from discontinued operations	-	1,151,474
Loss from continuing operations	(976,062)	(355,453)
Adjustments to reconcile net income to net cash used provided by operating activities:
Bad debt expense	17,753	-
Depreciation and amortization expense	11,792	25,216
Management fees	-	105,000
Amortization expense	940,442	120,214
Changes in operating assets and liabilities:
Increase (decrease) in accounts receivable	(375,712)	402,095
Increase (decrease) in inventory	(7,830)	-
Increase (decrease) in cost in excess of billing	112,156	-
Increase (decrease) in prepaid assets	(130,524)	-
Increase (decrease) in A/P and accrued expenses	822,366	28,475
Increase (decrease) in deferred income	403,792	-
Net cash provided by operating activities of continuing operations	818,173	325,547
Net cash used by operating activities of discontinued operations	-	(1,278,943)
Net cash provided by (used in) operating activities	818,173	(953,396)

CASH FLOW INVESTING ACTIVITIES
Purchase of RightTag	-	(339,758)
Purchase of Desert Communication	(3,725,000)	-
Purchase of fixed assets	(27,540)	-
Net cash used in investing activities of continuing operations	(3,752,540)	(339,758)
Net cash provided by investing activities of discontinued operations	-	73,259
Net cash used in investing activities	(3,752,540)	(266,499)

CASH FLOW FINANCING ACTIVITIES
Proceeds from loans	3,269,820	-
Repayments made on notes payable	(358,401)	-
Proceeds from borrowings on notes payable - related parties	469,513	1,167,557
Repayments made on notes payable - related parties	(472,765)	(304,253)
Capital contributions made by related party	15,520	-
Sale of treasury stock	-	4,715
Net cash provided by financing activities of continuing operations	2,923,687	868,019

NET EFFECT OF EXCHANGE RATES ON CASH	-	(4,877)
NET CHANGE IN CASH	(10,680)	(356,753)
CASH AT BEGINNING OF YEAR	22,847	379,600
CASH AT END OF YEAR	$12,167	$22,847

SUPPLEMENTAL INFORMATION:
Interest paid	$488,727	$15,147
Income taxes paid	-	-

NON-CASH INVESTINGAND FINANCING ACTIVITIES:
Common stock issued for partial payment of notes payable	$-	$92,326
Preferred stock converted to common stock	-	20,049
Common stock issued for conversion of preferred stock	-	508,310
Seller financed purchase of Desert Communication	2,630,801	-
Beneficial conversion feature discount on notes payable	75,856	-
Discount to notes payable on relative fair value of warrants	613,056	-

See summary of accounting policies and notes to consolidated financial statements.

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
Years ended April 30, 2007 and 2008

	Common Stock		Preferred Stock		Treasury Stock
	Shares	Par (0.001)	Shares	Par (0.001)	Shares	Amount	APIC	OCI	Retained Deficit	Total

Balances at April 30, 2006	175,721	$176	25,000,000	$25,000	137,500	$(4,715)	$2,542,676	$4,877	$415,328	$2,983,342
Shares issued to pay notes payable	53,162	$53					92,272			92,325
Shares issued to acquire Data Management			25,000,000	25,000			(25,000)			-
Shares received for sale of Web's Biggest, LTD			(25,000,000)	(25,000)			25,000			-
Reversal of treasury stock purchase	344	$0			(137,500)	4,715	(0)			4,715
Preferred shares converted to common shares (restated)	1,270,773	$1,271	(20,049,000)	(20,049)			18,778			-
Management fees (restated)							105,000			105,000
Translation adjustment								(4,877)		(4,877)

Net loss									(1,506,927)	(1,506,927)
Balances at April 30, 2007 (Restated)	1,500,000	1,500	4,951,000	4,951	-	-	2,758,726	-	(1,091,599)	1,673,578

Capital contributions from related party							15,520			15,520
Beneficial conversion feature							75,856			75,856
Warrant discount							613,056			613,056
Amortization (restated)
Net loss									(976,062)	(976,062)
Balances at April 30, 2008	1,500,000	$1,500	4,951,000	$4,951	-	$-	$3,463,158	$-	$(2,067,661)	$1,401,948

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

NOTE 3 - GOING CONCERN

As shown in the accompanying consolidated financial statements, Inova incurred recurring losses from continuing operations of $976,062 and $355,453 in 2008 and 2007, respectively, has a working capital deficit of $2,719,959 and has an accumulated deficit of $2,067,661. These conditions raise substantial doubt as to Inova’s ability to continue as a going concern. To address these concerns, management of Inova is trying to raise additional funds and continue to increase revenues from its current businesses.

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

3. Common shares issued in excess of the authorized shares:

As described in Note 13, at April 30, 2007, Inova issued more common shares to its related parties than the number of shares previously authorized. For the year ended April 30, 2007, there were 125,524,208 common shares issued by Inova to its related parties to convert the outstanding preferred shares. An adjustment was made to reduce common stock par value by $125,524, increase the preferred stock par value by $4,951 and increase the additional paid in capital of $120,573.  The following tables reflect the restatements:

Inova Technology, Inc. and Subsidiaries
Consolidated Balance Sheets Impacts

	April 30, 2008
	As Previously		April 30, 2008	April 30, 2007
	Reported	Adjustments	Restated	Restated

ASSETS

Current assets
Cash	$12,167	$-	$12,167	$22,847
Restricted cash - escrow	-	-	-	339,758
Accounts receivable	769,918	-	769,918	208,408
Contract receivables	2,233,252	-	2,233,252	-
Inventory	101,679	-	101,679	-
Cost in excess of billing	198,655	-	198,655	-
Prepaid and other current assets	234,645	-	234,645	-
Total current assets	3,550,316	-	3,550,316	571,013

Fixed assets	183,926	-	183,926	1,039
Intangible assets	845,332	-	845,332	2,612,304
Goodwill	5,904,782	-	5,904,782	130,230
Total assets	$10,484,356	$-	$10,484,356	$3,314,586

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,746,889	$-	$1,746,889	$532,962
Accrued liabilities	270,061	-	270,061	5,811
Deferred income	403,792	-	403,792	-
Notes payable - related parties	1,200,855	-	1,200,855	662,690
Notes payable	2,648,678	-	2,648,678	-
Total current liabilities	6,270,275	-	6,270,275	1,201,463
Notes payable - related parties, net of current maturities	2,812,133	-	2,812,133	439,545
Total liabilities	9,082,408	-	9,082,408	1,641,008

Stockholders' equity (deficit)
Convertible preferred stock, $0.001 par value; 25,000,000	4,951	-	4,951	4,951
shares authorized; 4,951,000 shares issued and
outstanding
Common stock, $0.001 par value; 3,000,000,000 shares	1,500	-	1,500	1,500
authorized; 1,500,000 shares issued and
outstanding
Additional paid-in capital	3,373,158	90,000	3,463,158	2,758,726
Retained deficit	(1,977,661)	(90,000)	(2,067,661)	(1,091,599)
Total stockholders' equity (deficit)	1,401,948	-	1,401,948	1,673,578
Total liabilities and stockholders' equity (deficit)	$10,484,356	$-	$10,484,356	$3,314,586

See summary of accounting policies and notes to consolidated financial statements.

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

Also, the company determined hat the original accounting for the merger with Web’s Biggest in 2005 was incorrect. Both companies were operating companies and the intent of the combined entity was to continue on with both operations. Inova should have accounted for the transaction as a reverse acquisition whereby Web’s Biggest purchased Inova and fair value and purchase accounting would apply. As described in Note 2, the Company has restated the accompanying consolidated financial statements as of April 30, 2008, and for the year then ended.

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

EDGETECH SERVICES INC.

By:   /s/ Adam Radly
         Chairman and CEO

Date: June 15, 2009

By:   /s/ Bob Bates
         Bob Bates, CFO

Date: June 15, 2009