Form 10-Q/A
period 2008-07-31
Inova Technology Inc.
filed 2009-07-24
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

Inova Technology, Inc. and Subsidiaries
Consolidated Balance Sheets
Balance Sheets as of July 31, 2008
 (Unaudited)

	July 31, 2008	April 30, 2008
	Restated	Restated
ASSETS

Current assets
Cash	$256,805	$12,167
Accounts receivable	3,067,870	3,003,170
Inventory	103,658	101,679
Cost in excess of billing	180,958	198,655
Prepaid and other current assets	580,771	234,645
Total current assets	4,190,062	3,550,316

Fixed assets	186,268	183,926
Intangible assets	737,224	845,332
Goodwill	5,904,782	5,904,782
Total assets	$11,018,336	$10,484,356

LIABILITIES AND STOCKHOLDERS DEFICIT

Current liabilities
Accounts payable	$2,382,941	$1,746,889
Accrued liabilities	146,233	270,061
Current maturities of long-term debt - related parties	227,237	403,792
Current maturities of long-term debt	1,205,772	1,200,855
Deferred income	520,475	2,648,678
Total current liabilities	4,482,608	6,270,275
Long term debt - net of current maturities	3,181,738	2,812,133
Total liabilities	7,664,346	9,082,408

Stockholders' deficit
Convertible preferred stock, $0.001 par value; 25,000,000		4,951
shares authorized; 0 and 4,951,000 issued and
outstanding
Common stock, $0.001 par value; 3,000,000,000 shares	2,412	1,500
authorized; 2,412,187 shares and 1,500,000
shares issued and outstanding, respectively
Additional paid-in capital	5,117,422	3,463,158
Retained deficit	(1,765,844)	(2,067,661)
Total stockholders' equity (deficit)	3,353,990	1,401,948
Total liabilities and stockholders' equity (deficit)	$11,018,336	$10,484,356

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Operations
For the three months ended July 31, 2008 and 2007
 (Unaudited)

		07/31/07
	07/31/08	Restated

Revenues	$5,892,315	$385,112

Cost of revenues	(4,040,229)	(145,263)
Operating expenses	(1,287,347)	(170,251)

Operating income	564,739	69,598

Other income (expense):
Interest expense	(262,923)	(31,695)

Net income	$301,816	$37,903

Basic and diluted income per share:	$0.13	$0.03

Weighted average common shares	2,412,177	1,500,000

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended July 31, 2008 and 2007
 (Unaudited)

		July 31, 2007
	July 31, 2008	Restated

CASH FLOWS OPERATING ACTIVITIES
Net loss	$301,816	$37,903
Adjustments to reconcile net income to net cash used provided by operating activities:
Additional shares issued for conversion of debt	-	2,225
Amortization/depreciation expense	287,089	30,054
Accrued management fees	30,000	-
Interest expense from conversion of debt to equity	126,340	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts receivable	(64,700)	31,190
Increase (decrease) in inventory	15,718	540
Increase (decrease) in prepaid assets	(346,126)	10,784
Increase (decrease) in A/P and accrued expenses	649,024	40,878
Increase (decrease) in deferred income	116,683	-
Net cash provided by (used by) operating activities	814,028	153,574

CASH FLOW INVESTING ACTIVITIES
Increase from acquisition-goodwill	-
Purchase of fixed assets	(11,556)	(2,215)
Net cash provided by investing activities	(11,556)	(2,215)
CASH FLOW FINANCING ACTIVITIES
Proceeds from loans	671,125	110,000
Repayments made on notes payable - related parties	(37,700)	-
Repayments made on notes payable	(1,493,075)	(237,508)
Net cash provided by financing activities of continuing operations	(859,650)	(127,508)

NET CHANGE IN CASH	(57,178)	23,851
CASH AT BEGINNING OF YEAR	12,167	22,847
CASH AT END OF YEAR	$256,805	$46,698

SUPPLEMENTAL INFORMATION:

Interest paid	$42,209	$15,127
Income taxes paid	-	-

Non-cash investing and financing activities
Discount on NP – BCF	$280,942	$54,427
Discount on NP – Warrant	166,183	54,428
Common stock issued for debt	1,087,247	-
Preferred stock converted to Common stock	120,573	-
Net liabilities assumed under Right Tag Acq.	-	111,572

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

Unrecorded management fees:

During 2008, Inova identified that there were management fees of $15,000 per month for prior periods which were not recognized but which are now being realized as an increase in expense and in paid in capital. This totaled $270,000, which increases net loss for fiscal 2007.  Intangible amortization was $10,018.

Inova Technology, Inc. and Subsidiaries
Consolidated Balance Sheets Impacts
Balance Sheets as of July 31, 2008
(Unaudited)

The following table sets forth the effects of the restatement adjustments on the consolidated balance sheet as of July 31, 2008.

	July 31, 2008
	As Previously		July 31, 2008	April 30, 2008
	Reported	Adjustments	Restated	Restated
ASSETS

Current assets
Cash	$256,805	$-	$256,805	$12,167
Accounts receivable	3,067,870	-	3,067,870	3,003,170
Inventory	103,658	-	103,658	101,679
Cost in excess of billing	180,958	-	180,958	198,655
Prepaid and other current assets	580,771	-	580,771	234,645
Total current assets	4,190,062	-	4,190,062	3,550,316

Fixed assets	186,268	-	186,268	183,926
Intangible assets	737,224	-	737,224	845,332
Goodwill	5,904,782	-	5,904,782	5,904,782
Total assets	$11,018,336	$-	$11,018,336	$10,484,356

LIABILITIES AND STOCKHOLDERS DEFICIT

Current liabilities
Accounts payable	$2,382,941	$-	$2,382,941	$1,746,889
Accrued liabilities	146,233	-	146,233	270,061
Current maturities of long-term debt - related parties	227,237	-	227,237	403,792
Current maturities of long-term debt	1,205,722	-	1,205,722	1,200,855
Deferred income	520,475	-	520,475	2,648,678
Total current liabilities	4,482,608	-	4,482,608	6,270,275
Long term debt - net of current maturities	3,181,738	-	3,181,738	2,812,133
Total liabilities	7,664,346	-	7,664,346	9,082,408

Stockholders' deficit
Convertible preferred stock, $0.001 par value; 25,000,000	-	-		4,951
shares authorized; 0 and 4,951,000 issued and
outstanding
Common stock, $0.001 par value; 3,000,000,000 shares	2,412	-	2,412	1,500
authorized; 2,412,187 shares and 1,500,000
shares issued and outstanding, respectively
Additional paid-in capital	5,027,422	90,000	5,117,422	3,463,158
Retained deficit	(1,675,844)	(90,000)	(1,765,844)	(2,067,661)
Total stockholders' equity (deficit)	3,353,990	-	3,353,990	1,401,948
Total liabilities and stockholders' equity (deficit)	$11,018,336	$-	$11,018,336	$10,484,356

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

Operating expenses increased from $170,251 for the three months ending July 31, 2007 to $1,287,347 for the same period in 2008. This was mainly due to the expenses from the newly-acquired Desert Communications.

Net income from continuing operations increased from $37,903 for the three months ending July 31, 2007 to $301,817 for the same period in 2008. This is due to the profit from the newly-acquired Desert Communications.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the three month period ended July 31, 2008 was $814,028, as compared to cash provided by operations of $153,574 for the three months ended July 31, 2007. The change is primarily due to the acquisition of Desert. Cash used in investing activities for the three month period ended July 31, 2008 was $11,556, as compared to $2,215 for the three months ended July 31, 2007. The change was due to fixed asset purchases. Cash used for financing activities for the three month period ended July 31, 2008 was $859,650, as compared to $127,508 for the three months ended July 31, 2007. The change was due to significant loan repayments.

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