Form 10-Q/A
period 2008-10-31
Inova Technology Inc.
filed 2009-07-24
CIK 1088211

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

Inova Technology, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	October 31, 2008	April 30, 2008
	Restated	Restated
ASSETS

Current assets
Cash	$624,324	$12,167
Accounts receivable	4,380,597	3,003,170
Inventory	345,084	101,679
Prepaid and other current assets	164,790	433,300
Total current assets	5,514,795	3,550,316

Fixed assets	1,779,952	183,926
Intangible assets	1,754,908	845,332
Goodwill	9,066,249	5,904,782
Total assets	$18,115,904	$10,484,356

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$3,707,991	$1,746,889
Accrued liabilities	271,460	270,061
Current maturities of long-term debt	1,472,000	403,792
Current maturities of long-term debt (related party)	1,258,214	1,200,855
Deferred income	519,172	2,648,678
Total current liabilities	7,228,837	6,270,275
Long term debt (related party)	3,251,609	-
Long term debt - net of current maturities	2,411,982	2,812,133
Total liabilities	12,892,428	9,082,408

Stockholders' equity
Convertible preferred stock, $0.001 par value; 25,000,000	1,500	4,951
shares authorized; 1,500,000 and 4,951,000 shares
issued and outstanding, respectively
Common stock, $0.001 par value; 7,500,000 and 600,000	2,427	1,500
shares authorized; 2,426,643 and 600,000 shares
outstanding, respectively
Additional paid-in capital	7,292,608	3,463,158
Accumulated equity	(2,073,059)	(2,067,661)
Total stockholders' equity (deficit)	5,223,476	1,401,948
Total liabilities and stockholders' equity (deficit)	$18,115,904	$10,484,356

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Operations
For the three months ended October 31, 2008 and 2007 (Unaudited)

		2007
	2008	Restated

Revenues	$6,781,040	$90,954

Cost of revenues	(4,956,556)	(65,255)
Operating expenses	(1,615,338)	(142,620)
Operating income	209,146	(116,921)

Other income (expense):
Interest expense	(516,360)	(127,163)

Net income (loss)	$(307,214)	$(244,084)

Basic and diluted income (loss) per share:

Weighted average common shares outstanding	2,426,643	1,814,660

Earnings (Loss) per share	(0.13)	(0.13)

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Operations
For the six months ended October 31, 2008 and 2007 (Unaudited)

		Restated
	2008	2007

Revenues	$12,673,355	$476,066

Cost of revenues	(8,996,785)	(210,518)
Operating expenses	(2,902,685)	(295,731)

Operating income	773,885	(30,183)

Other income (expense):
Interest expense	(779,283)	(175,998)

Net income (loss)	$(5,398)	$(206,181)

Basic and diluted income (loss) per share:

Weighted average common shares outstanding	2,426,643	1,814,660

Earnings (Loss) per share	(0.00)	(0.11)

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Operations
For the six months ended October 31, 2008 and 2007 (Unaudited)

		2007
	2008	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,398)	$(206,181)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization expense	185,123	9,129
Amortization expense - loan discount	376,294	-
Additional shares issued for conversion of debt	-	80,150
Amortization of deferred financing costs	77,069	-
Amortization expense - intangible	262,957	60,108
Management fee	30,000	-
Additional interest expense	126,340	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,377,427)	127,739
Increase (decrease) in inventory	(115,062)	272
Cost in excess of billing	128,311	-
Prepaid expenses and other current assets	(643)	335,899
Increase (decrease) in deferred income	115,380	-
Increase (decrease) in accounts payable	1,960,754	40,736
Increase (decrease) in accrued expense	139,055	58,305
CASH PROVIDED BY OPERATING ACTIVITIES	1,902,753	506,157

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	-	(2,215)
Investment in Desert	-	(100,000)
Purchase of Right Tag	-	(325,000)
Cash acquired in acquisiton of Trakkers/Tesselon	66,614	-
Cash paid for acquisition of Trakkers/Tesselon	(2,717,900)	-
CASH USED IN INVESTING ACTIVITIES	(2,651,286)	(427,215)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on debt - related parties	56,031	273,396
Borrowings on debt	3,412,023	-
Principal payments on debt	(2,014,832)	-
Principal payments on debt - related parties	(92,532)	(350,295)
CASH PROVIDED BY FINANCING ACTIVITIES	1,360,690	(76,899)

NET INCREASE IN CASH	612,157	2,043
CASH AT BEGINNING OF YEAR	12,167	22,847
CASH AT YEAR END	$624,324	$24,890

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

Restatements:

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

Inova Technology, Inc. and Subsidiaries
Consolidated Balance Sheets Impacts
(Unaudited)

The following table sets forth the effects of the restatement adjustments on the consolidated balance sheet as of October 31, 2008.

	October 31, 2008
	As Previously		October 31, 2008	April 30, 2008
	Reported	Adjustments	Restated	Restated
ASSETS

Current assets
Cash	$624,324	$-	$624,324	$12,167
Accounts receivable	4,380,597	-	4,380,597	3,003,170
Inventory	345,084	-	345,084	101,679
Prepaid and other current assets	164,790	-	164,790	433,300
Total current assets	5,514,795	-	5,514,795	3,550,316

Fixed assets	1,779,952	-	1,779,952	183,926
Intangible assets	1,754,908	-	1,754,908	845,332
Goodwill	9,066,249	-	9,066,249	5,904,782
Total assets	$18,115,904	$-	$18,115,904	$10,484,356

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$3,707,991	$-	$3,707,991	$1,746,889
Accrued liabilities	271,460	-	271,460	270,061
Current maturities of long-term debt	1,472,000	-	1,472,000	403,792
Current maturities of long-term debt (related party)	1,258,214	-	1,258,214	1,200,855
Deferred income	519,172	-	519,172	2,648,678
Total current liabilities	7,228,837	-	7,228,837	6,270,275
Long term debt (related party)	3,251,609	-	3,251,609	-
Long term debt - net of current maturities	2,411,982	-	2,411,982	2,812,133
Total liabilities	12,892,428	-	12,892,428	9,082,408

Stockholders' equity
Convertible preferred stock, $0.001 par value; 25,000,000	1,500	-	1,500	4,951
shares authorized; 1,500,000 and 4,951,000 shares
issued and outstanding, respectively
Common stock, $0.001 par value; 7,500,000 and 600,000	2,427	-	2,427	1,500
shares authorized; 2,426,643 and 600,000 shares
outstanding, respectively
Additional paid-in capital	7,202,608	90,000	7,292,608	3,463,158
Accumulated equity	(1,983,059)	(90,000)	(2,073,059)	(2,067,661)
Total stockholders' equity (deficit)	5,223,476	-	5,223,476	1,401,948
Total liabilities and stockholders' equity (deficit)	$18,115,904	$-	$18,115,904	$10,484,356

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

Operating expenses increased from $142,620 for the three months ending October 31, 2007 to $1,615,338 for the same period in 2008. This was mainly due to the expenses from the newly-acquired Desert Communications and Trakkers.

Net loss from continuing operations increased from $244,084 for the three months ending October 31, 2007 to $307,214 for the same period in 2008. This is due to the interest expense from the newly-acquired Desert Communications and Trakkers.

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

Operating expenses increased from $295,731 for the three months ending October 31, 2007 to $2,902,685 for the same period in 2008. This was mainly due to the expenses from the newly-acquired Desert Communications and Trakkers.

Net income from continuing operations decreased from ($206,181) for the three months ending October 31, 2007 to $(5,398) for the same period in 2008. This is due to the profit from the newly-acquired Desert Communications and Trakkers.

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