Form 10-Q/A
period 2009-01-31
Inova Technology Inc.
filed 2009-07-24
CIK 1088211

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

Item 1. Financial Statements

Inova Technology, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	January 31, 2009	April 30, 2008
	Restated	Restated
ASSETS

Current assets
Cash	316,805	12,167
Accounts receivable, net of allowance	3,197,010	3,003,170
Inventory	726,421	101,679
Prepaid and other current assets	142,798	433,300
Total current assets	4,383,034	3,550,316

Fixed assets	1,761,173	183,926
Intangible assets, net of amortization	1,558,348	845,332
Goodwill	9,066,249	5,904,782
Total assets	16,768,804	10,484,356

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	2,019,477	1,746,889
Accrued liabilities	372,437	270,061
Current maturities of long-term debt, net of discount	3,530,531	403,792
Current maturities of long-term debt (related party)	2,519,672	1,200,855
Deferred income	503,576	2,648,678
Total current liabilities	8,954,693	6,270,275
Long term debt (related party) -net of current maturities	323,987	-
Long term debt - net of current maturities & discount	2,703,119	2,812,133
Total liabilities	11,972,799	9,082,408

Stockholders' equity
Convertible preferred stock, $0.001 par value; 25,000,000	1,500	4,951
shares authorized; 1,500,000 and 4,951,000
issued and outstanding, respectively
Common stock, $0.001 par value; 3,000,000 and 600,000,000	2,427	1,500
shares authorized; 2,427,060 and 1,500,000 shares
outstanding, respectively
Additional paid-in capital	7,292,608	3,463,158
Accumulated deficit	(2,500,530)	(2,067,661)
Total stockholders' equity (deficit)	4,796,005	1,401,948
Total liabilities and stockholders' equity (deficit)	16,768,804	10,484,356

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Operations
For the three months ended January 31, 2009 and 2008
 (Unaudited)

		Restated
	2009	2008

Revenues	5,338,688	1,018,853

Cost of revenues	(3,249,600)	(676,320)
Operating expenses	(1,940,366)	(782,759)

Operating income	148,722	(440,226)

Other income (expense):
Interest expense	(576,198)	(252,729)
Net loss	(427,476)	(692,955)

Basic and diluted loss per share:	-0.18	-0.46

Weighted average common shares	2,419,384	1,500,000

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Operations
For the nine months ended January 31, 2009 and 2008
(Unaudited)

		1/31/2008
	1/31/2009	Restated

Revenues	18,012,044	1,494,919

Cost of revenues	(12,246,387)	(886,838)
Operating expenses	(4,843,046)	(1,097,340)
Operating income	922,611	(489,259)

Other income (expense):
Interest expense	(1,355,480)	(409,877)
Net loss	(432,869)	(899,136)

Net loss per share	(0.18)	(0.60)
Weighted average common shares	2,407,116	1,500,000

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended January 31, 2009 and 2008
 (Unaudited)

		2008
	2009	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(432,869)	(899,136)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Fair value of shares issued for interest expense	-	80,151
Depreciation and amortization expense	203,902	298,852
Amortization expense - loan discount	455,198	-
amortization of deferred financing costs	96,224	-
Amortization expense - intangible	446,189	-
Management fee	30,000	-
Additional interest expense	126,339	-
Changes in operating assets and liabilities:
Accounts receivable	(193,840)	146,246
Cost in excess of billing	(368,087)	-
Inventory	-	(27,952)
Cost in excess of billing	-	-
Prepaid expenses and other current assets	15,522	317,776
Deferred income	99,784	-
Accounts payable	271,747	874,139
Accrued expenses	213,473	390,568
CASH PROVIDED BY OPERATING ACTIVITIES	963,582	1,180,644

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	-	(2,215)
Investment in Desert	-	(3,725,000)
Cash paid for acquisition of Right Tag	-	(325,000)
Cash acquired in acquisiton of Trakkers/Tesselon	66,614	-
Cash paid for acquisition of Trakkers/Tesselon	(2,717,900)	-
CASH USED IN INVESTING ACTIVITIES	(2,651,286)	(4,052,215)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on debt - related parties	125,670	-
Borrowings on debt	4,573,297	3,920,510
Capital contributions	-	15,520
Principal payments on debt	(2,163,665)	(791,619)
Principal payments on debt - related parties	(542,960)	-
CASH PROVIDED BY FINANCING ACTIVITIES	1,992,342	3,144,411

NET INCREASE IN CASH	304,638	272,840
CASH AT BEGINNING OF YEAR	12,167	22,847
CASH AT YEAR END	316,805	295,687

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

Table of Contents

Unrecorded management fees:

During 2008, Inova identified that there were management fees of $15,000 per month for prior periods which were not recognized but which are now being realized as an increase in expense and in paid in capital. This totaled $270,000, which increases net loss for fiscal 2007.

Inova Technology, Inc. and Subsidiaries
Consolidated Balance Sheets Impacts
(Unaudited)

The following table sets forth the effects of the restatement adjustments on the consolidated balance sheet as of January 31, 2009.

	January 31, 2009
	As Previously		January 31, 2009	April 30, 2008
	Reported	Adjustments	Restated	Restated
ASSETS

Current assets
Cash	316,805	-	316,805	12,167
Accounts receivable, net of allowance	3,197,010	-	3,197,010	3,003,170
Inventory	726,421	-	726,421	101,679
Prepaid and other current assets	142,798	-	142,798	433,300
Total current assets	4,383,034	-	4,383,034	3,550,316

Fixed assets	1,761,173	-	1,761,173	183,926
Intangible assets, net of amortization	1,558,348	-	1,558,348	845,332
Goodwill	9,066,249	-	9,066,249	5,904,782
Total assets	16,768,804	-	16,768,804	10,484,356

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	2,019,477	-	2,019,477	1,746,889
Accrued liabilities	372,437	-	372,437	270,061
Current maturities of long-term debt, net of discount	3,530,531	-	3,530,531	403,792
Current maturities of long-term debt (related party)	2,519,672	-	2,519,672	1,200,855
Deferred income	503,576	-	503,576	2,648,678
Total current liabilities	8,945,693	-	8,945,693	6,270,275
Long term debt (related party) -net of current maturities	323,987	-	323,987	-
Long term debt - net of current maturities & discount	2,703,119	-	2,703,119	2,812,133
Total liabilities	11,972,799	-	11,972,799	9,082,408

Stockholders' equity
Convertible preferred stock, $0.001 par value; 25,000,000	1,500	-	1,500	4,951
shares authorized; 1,500,000 and 4,951,000
issued and outstanding, respectively
Common stock, $0.001 par value; 3,000,000 and 600,000,000	2,427	-	2,427	1,500
shares authorized; 2,427,060 and 1,500,000 shares
outstanding, respectively
Additional paid-in capital	7,202,608	90,000	7,292,608	3,463,158
Accumulated deficit	(2,410,530)	(90,000)	(2,500,530)	(2,067,661)
Total stockholders' equity (deficit)	4,796,005	-	4,796,005	1,401,948
Total liabilities and stockholders' equity (deficit)	16,768,804	-	16,768,804	10,484,356

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

The results of these acquisitions are included in the consolidated financial statements from the date of acquisition. The following shows the unaudited pro forma results of operations as though the purchases of Trakkers and Tesselon had been completed on May 1, 2007:

	Proforma	Proforma
	3 months	3 months
	Ended	Ended
	01/31/09	01/31/08

Revenue	$5,338,689	$3,771,657
Net income (loss) from continuing operations	(427,472)	44,447
Weighted average common shares	2,427,060	1,988,811
Basic and diluted net income (loss) per share	$(0.18)	$0.02

	Proforma	Proforma
	9 months	9 months
	Ended	Ended
	01/31/09	01/31/08

Revenue	$17,618,356	$14,070,820
Net income (loss) from continuing operations	(250,064)	1,013,765
Weighted average common shares	2,427,060	1,988,811
Basic and diluted net income (loss) per share	$(0.10)	$0.51

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
3)        Seller notes for $2,028,089 were established in connection with the Trakkers/Tesselon purchase. They have interest rates of 7-10%, are secured by Trakkers’s assets and have terms up to 36 months

Other significant debt transactions during the 9 months ended January 31, 2009:

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

Principal portions of long term debt are due as follows:

12 months ending 1/31/11	$1,791,448

12 months ending 1/31/12	1,142,727

12 months ending 1/31/12 or later	92,931

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

3 month Segment info:

	Edgetech	Scanners/RFID	DCI	Total
Sales	$94,009	716,302	4,528,377	5,338,688
Net loss	(291,243)	(86,441)	(49,792)	(427,476)
Assets (gross)	6,284,867	6,883,719	3,600,218	16,768,804

9 month Segment info:

	Edgetech	Scanners/RFID	DCI	Total

Sales	$283,580	1,343,374	16,385,490	$18,012,444
Net income (loss)	(888,332)	(36,704)	492,166	(432,870)
Assets (gross)	6,284,867	6,883,719	3,600,218	16,768,804

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

Operating expenses increased from $782,759 for the three months ending January 31, 2008 to $1,940,366 for the same period in 2009. This was mainly due to the expenses incurred by the newly-acquired Desert Communications and Trakkers.

Net loss from continuing operations decreased from ($692,955) for the three months ending January 31, 2008 to ($427,476) for the same period in 2009. This is due to the profit generated from the newly-acquired Desert Communications and Trakkers.

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

Operating expenses increased from $1,097,340 for the three months ending January 31, 2008 to $4,843,046 for the same period in 2009. This was mainly due to the expenses incurred by the newly-acquired Desert Communications and Trakkers.

Net loss from continuing operations decreased from ($899,136) for the three months ending January 31, 2008 to $(432,870) for the same period in 2009. This is due to the profit generated from the newly-acquired Desert Communications and Trakkers.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the nine month period ended January 31, 2009 was $963,582, as compared to cash provided by operations of $1,180,644 for the nine months ended January 31, 2008. This change is primarily due to the income generated from Desert and Trakkers’ operations. Cash used in investing activities for the nine month period ended January 31, 2009 was $2,651,286, as compared to $4,052,215 for the nine months ended January 31, 2008. This change was because of the money spent by the Company for  the businese acquisitions. Cash provided by financing activities for the nine month period ended January 31, 2009 was $1,992,342, as compared to $3,144,411 used for the nine months ended January 31, 2008. This change was due to several significant loans obtained by the Company during the current year.

Our operating activities for the nine months ended January 31, 2009, have generated adequate cash to meet our operating needs. As of January 31, 2009, we had cash and cash equivalents totaling $316,805, and accounts receivable of $3,197,010.

EBITDA for the 3 month period is $540,842 and $1,749,037 for 9 months. EBITDA is Earnings before interest, tax, depreciation and amortization:

	3 months ending 1/31/09	9 months ending 1/31/09

Net income	(427,476)	(432,869)
Interest	576,198	1,355,480
Tax	30,000	45,000
Amortization/Depreciation	494,046	796,034
EBITDA
	672,678	1,763,645

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