Form 10-K
period 2009-04-30
Inova Technology Inc.
filed 2009-08-10
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended
April 30, 2009

Commission File # 000-27397

INOVA TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

98-0204280
(IRS Employer Identification Number)

           2300 W. Sahara Ave. Suite 800
Las Vegas, Nevada 89102
(Address of principal executive offices) (Zip Code)

310-857-6666
(Registrant's telephone no., including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $0.001 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer ” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Number of shares of the registrant's common stock outstanding as of August 10, 2009 was: 2,427,060.

 DOCUMENTS INCORPORATED BY REFERENCE

None

Inova Technology Inc.

Form 10-K

PART I

Item 1. Description of Business

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

On September 1, 2008, . Inova acquired Trakkers and Tesselon for $6.1 million including $500,000 cash, $2.3 million to be paid under notes payable, $2 million paid in the form of a seller note and $1.3 million of redeemable preferred stock (non-convertible and nonvoting).

Description of the Company’s Business

Inova is a technology holding company. Inova has four subsidiaries. These subsidiaries and their respective businesses are listed below:

Subsidiary/Division	Business
Edgetech Services Inc.	IT services and consulting
Trakkers LLC	RFID rentals
RightTag, Inc.	Manufacturer of radio
frequency identification (RFID)
Products
Desert Communications, Inc.	IT consulting and sales and
computer network solutions

Item 1A. Risk Factors

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Except for historical information, the forward-looking matters discussed in this news release are subject to certain risks and uncertainties which could cause the Company's actual results and financial condition to differ materially from those anticipated by the forward-looking statements including, but not limited to, the Company's liquidity and the ability to obtain financing, the timing of regulatory approvals, uncertainties related to corporate partners or third-parties, product liability, the dependence on third parties for manufacturing and marketing, patent risk, copyright risk, competition, and the early stage of products being marketed or under development, as well as other risks indicated from time to time in the Company's filings with the Securities and Exchange Commission. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

Item 2. Description of Property.

Inova does not own any real estate property.

Leases:

There is an office lease for Desert, effective May 2008 until August 2011. Rent is payable at $6,300 per month including tax.

There is an office lease for Trakkers, effective until April 2010. Rent is payable at $8,392 per month including tax.

Rent expense was $148,529 and $22,177 for fiscal 2009 and 2008, respectively. No real estate is owned by the Inova companies.

Item 3. Legal Proceedings

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

The Roy litigation

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

The Company agreed on December 8, 2008 to settle with the Roys by paying a total of $237,000. The agreement requires the Company to make monthly payments of $10,000 toward this amount. The company is current with the required payments.

The Kim’s litigation

Two former officers and directors of Inova, Tae Ho Kim and Sang Ho Kim, filed suit against Inova and its Canadian subsidiary in March 2006 in the Ontario Superior Court of Justice. The Kims claimed in their lawsuit that Inova breached an alleged employment agreement with them, as well as the separation agreement that Inova and the Kims entered into upon the termination of the Kims employment with Inova. In May 2007, the Kims were awarded $215,691, which has been accrued by Inova in accounts payable as of April 30, 2009 and 2008. The company is planning to appeal.

Item 4. Submission of Matters to a Vote of Security Holders and Small Business Issuer Purchases of Securities.

No matters were submitted to a vote of security holders through solicitation or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company’s common stock is traded on the pink sheets under the symbol “INVA.PK” Our CUSIP No. is 45776L209.

The following table lists the high and low closing sales prices for each quarter on the OTCBB for our common shares for the past two fiscal years and are adjusted for our 400 to 1 reverse stock split which was effective on November 12, 2008.  There are approximately 43 shareholders of record, 1 of which is a holder for several hundred individualsThe below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low

4/30/2009	2.65	1.07

1/31/2009	7.00	1.01

10/31/2008	3.60	1.20

7/31/2008	3.60	1.04

4/30/2008	3.60	3.20

1/31/2008	5.60	3.80

10/31/2007	8.40	2.40

7/31/2007	10.00	4.40

There are no restrictions that limit our ability to pay dividends on our common stock.  We have not declared any dividends since incorporation and we do not anticipate doing so in the foreseeable future.  Our present policy is to retain future earnings for use in our operations and expansion of our business.

Item 6. Selected Financial Data

N/A

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Intangible assets, goodwill and impairment of long-lived assets

Intangibles are recorded at cost and amortized on the straight-line method over their estimated useful lives. Goodwill is reviewed annually. An impairment analysis at April 30, 2009 was undertaken and impairment to goodwill of $970,662 was recorded.

Intangible valuation and Goodwill impairment are determined using similar processes. For intangibles, the first step is to compare the fair value of the intangible to its carrying amount.  For Goodwill, the first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill. Inova determines the fair value of both intangibles and reporting units by using a discounted cash flow (“DCF”) analysis approach. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. The cash flows employed in the DCF analyses are based on Inova’s budget and long-term business plan, and various growth rates have been assumed for years beyond the long-term business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units.

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

Revenue and cost recognition

Inova has four sources of revenues: IT network design and implementation from Desert, computer equipment sales from Desert, IT consulting services from Edgetech, sales of RFID items from RightTag rental income from Trakkers/Tesselon. Revenue that is received before it is earned is classified as deferred revenue.

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

Computer equipment sales, IT consulting services & sales of RFID items:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.

Rental income for RFID items:

The Company follows Staff Accounting Bulletin No. 104 recognizing RFID rental income. Revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. A rental contract term can be daily or weekly. Consistent with SAB 104, the Company’s policy recognizes revenue from equipment rentals in the period earned on a straight-line basis, over the contract term, regardless of the timing of the billing to customers. Revenue from the sale of new and used equipment and parts is recognized at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled, risk of ownership has been transferred and collectability is reasonably assured. Services revenue is recognized at the time the services are rendered.

Stock based compensation

Effective January 1, 2006, Inova began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, Inova had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. Inova adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods. Inova did not issue any employee options during the years ended April 30, 2009 and 2008.

RESULTS OF OPERATIONS FOR THE YEAR ENDED APRIL 30, 2009 COMPARED TO YEAR ENDED APRIL 30, 2008

Total revenues (net sales) increased from $5,442,402 for the twelve month period ending April 2009 to $22,591,048 for the twelve-month period ending April 30, 2009.  This is primarily the result of revenues produced by Desert Communications and Trakkers/Tesselon. Desert Communications was acquired on December 21, 2007 therefore the revenue for Inova for the 12 months ending April 30, 2008 only includes revenue from Desert for the period from December 21, 2007 to April 30, 2008. Trakkers was acquired on August 31, 2008 so the Company had no revenue in the year ending April 30, 2008 and only eight months of revenue in the year ending April 30, 2009.

The Company’s selling, general and administrative expenses increased from $919,013 for the twelve months ending April 30, 2008 to $3,584,250 for the same period in 2009. This is primarily the result of the expenses from Desert Communications and Trakkers/Tesselon. Personnel and office expenses are some of the major categories with significant increases in the year ending April 30, 2009.

Last fiscal year, the Company reported a net loss from continuing operations that increased from $976,062 to $1,970,516 for the fiscal year ended April 30, 2009. This has been caused by larger interest expense this year based on the significant borrowings associated with acquisitions. Also, the amortization of intangibles and the impairment of goodwill and intangibles were made during fiscal 2009.

EBITDA for the year ending April 30, 2008 is $89,561 and $2,552,009 for the year ending April 30, 2009. EBITDA is Earnings before interest, tax, depreciation and amortization:

	Year-end	Year-end
EBITDA	30-Apr-08	30-Apr-09

Net income	(976,062)	(1,970,516)

Interest	113,389	2,084,676

Tax	-	60,000

Depreciation/Amortization	952,234	2,377,849

EBITDA	89,561	2,552,009

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2009, we had cash and cash equivalents totaling $1,087,894 and total current assets were $3,343,940, total current liabilities were $8,312,751 and total stockholders’ equity was $3,932,524. Working capital deficit increased from $(2,667,068) at April 30, 2008 to $(4,968,811) at April 30, 2009. However, this is due to the larger company size and corresponding lending required to purchase new subsidiaries. Both main subsidiaries (Trakkers and Desert) have working capital turn ratios 3 to 4 times higher than industry averages for their respective comparable companies.

OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Inova Technology, Inc.
Santa Monica, California

We have audited the accompanying consolidated balance sheets of Inova Technology, Inc., as of April 30, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended April 30, 2009 and 2008. These consolidated financial statements are the responsibility of Inova’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inova as of April 30, 2009 and 2008 and the results of its consolidated operations and its consolidated cash flows for the years ended April 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas
August 10, 2009

Inova Technology, Inc. and Subsidiaries
Consolidated Balance Sheets

	4/30/2009	4/30/2008
ASSETS

Current assets
Cash	$1,087,894	$12,167
Accounts receivables, net	262,734	769,918
Contracts receivable, net	1,818,482	2,233,252
Inventory	71,725	101,679
Cost in excess of billings	38,324	198,655
Prepaid and other current assets	64,781	234,645

Total current assets	3,343,940	3,550,316

Fixed assets, net	1,886,955	183,926
Intangible assets, net	1,218,140	845,332
Goodwill	8,164,342	5,904,782
Other Assets	42,212

Total assets	$14,655,589	$10,484,356

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$2,022,593	$1,746,889
Accrued liabilities	705,169	667,945
Deferred income	404,190	403,792
Current maturities of long-term debt	3,589,814	2,598,758
Current maturities of long-term debt (related parties)	1,590,985	800,000

Total current liabilities	8,312,751	6,217,384

Long term debt (related parties)	142,532	2,700,855
Long term debt - net of current maturities	2,267,782	164,169

Total liabilities	10,723,065	9,082,408

Stockholders' equity
Convertible preferred stock, $0.001 par value; 25,000,000	1,500	4,951
shares authorized; 1,500,000 and 4,951,000
issued and outstanding, respectively
Common stock, $0.001 par value; 3,000,000,000 and 600,000,000	2,427	1,500
shares authorized; 2,427,060 and 1,500,000 shares
outstanding, respectively
Additional paid-in capital	7,966,774	3,463,158
Accumulated equity	(4,038,177)	(2,067,661)

Total stockholders' equity	3,932,524	1,401,948

Total liabilities and stockholders' equity	$14,655,589	$10,484,356

See summary of accounting policies and notes to consolidated financial statements

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Operations
For the years ended April 30, 2009 and 2008

	2009	2008

Revenues	$22,591,048	$5,442,402

Cost of revenues	(15,548,306)	(4,109,518)
Selling, general and administrative	(3,584,250)	(919,013)
Depreciation expense	(537,512)	(11,792)
Amortization expense	(1,840,337)	(940,442)
Impairment loss	(970,662)	(324,310)

Operating loss	109,981	(862,673)

Other income (expense):
Interest income	1,691	-
Interest expense	(2,084,676)	(113,389)
Other income	2,488	-

Net loss	$(1,970,516)	$(976,062)

Basic and diluted loss per share:

Loss per share	$(0.82)	$(0.65)
Weighted average common shares	2,411,865	1,500,000

See summary of accounting policies and notes to consolidated financial statements

Inova Technology, Inc. and Subsidiaries
Consolidated Statement of Change in Stockholders' Equity
For the years ended April 30, 2008 and 2009

	Common Stock		Preferred Stock			Accumulated
	Shares	Par (.001)	Shares	Par (.001)	APIC	Deficit	Total

Balances at April 30, 2007	1,500,000	$1,500	4,951,000	$4,951	$2,758,726	$(1,091,599)	$1,673,578

Capital contributions from related party					15,520		15,520
Beneficial conversion feature					75,856		75,856
Warrant discount					613,056		613,056
Net loss						(976,062)	(976,062)

Balances at April 30, 2008	1,500,000	1,500	4,951,000	4,951	3,463,158	(2,067,661)	1,401,948

Conversion of preferred stock	313,811	314	(4,951,000)	(4,951)	4,637		-
Shares issued to pay notes payable	613,249	613			1,246,882		1,247,495
Preferred stock issued to acquire Trakkers			1,500,000	1,500	1,306,006		1,307,506
Beneficial conversion feature					447,125		447,125
Warrant discount					1,498,966		1,498,966
Net loss						(1,970,516)	(1,970,516)

Balances at April 30, 2009	2,427,060	$2,427	1,500,000	$1,500	$7,966,774	$(4,038,177)	$3,932,524

See summary of accounting policies and notes to consolidated financial statements

Inova Technology, Inc. and Subsidiaries
Consolidated statements of cash flows
For the years ended April 30, 2009 and 2008

	2009	2008
CASH FLOWS OPERATING ACTIVITIES
Net loss	$(1,970,516)	$(976,062)
Adjustments to reconcile net income to net cash used provided by operating activities:
Bad debt expense	-	17,753
Depreciation expense	537,512	11,792
Amortization expense - loan discounts, deferred financing costs and intangibles)	1,840,337	940,442
Impairment loss	970,662	-
Stock issued for interest expense	115,854	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts receivable	921,954	(375,712)
Increase (decrease) in inventory	87,954	(7,830)
Increase (decrease) in cost in excess of billing	160,331	112,156
Increase (decrease) in prepaid assets	40,325	(130,524)
Increase (decrease) in A/P and accrued expenses	449,622	822,366
Increase (decrease) in deferred income	398	403,792
Net cash provided by operating activities of operations	3,154,433	818,173
CASH FLOW INVESTING ACTIVITIES
Purchase of Trakkers/Tesselon	(2,651,286)	-
Purchase of Desert Communication	-	(3,725,000)
Purchase of fixed assets	(557,769)	(27,540)
Net cash used in investing activities	(3,209,055)	(3,752,540)
CASH FLOW FINANCING ACTIVITIES
Proceeds from notes payable	4,957,569	3,269,820
Repayments made on notes payable	(3,054,122)	(358,401)
Proceeds from notes payable - related parties	72,123	469,513
Repayments made on notes payable - related parties	(845,221)	(472,765)
Capital contributions made by related party	-	15,520
Net cash provided by financing activities	1,130,349	2,923,687
NET CHANGE IN CASH	1,075,727	(10,680)
CASH AT BEGINNING OF YEAR	12,167	22,847
CASH AT END OF YEAR	$1,087,894	$12,167

SUPPLEMENTAL INFORMATION:
Interest paid	$758,538	$106,496
Income taxes paid	-	-

NON-CASH INVESTINGAND FINANCING ACTIVITIES:
Common stock issued for partial payment of notes payable	$1,131,640	$-
Common stock issued for conversion of preferred stock	4,637	-
Seller financed purchase of Desert Communication	-	2,630,801
Seller financed purchase of Trakkers	2,028,089	-
Preferred stock issued to acquire Trakkers/Tesselon	1,307,506	-
Beneficial conversion feature discount on notes payable	447,125	75,856
Discount to notes payable on relative fair value of warrants	1,498,968	613,056

See summary of accounting policies and notes to consolidated financial statements

INOVA TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – HISTORY AND ORGANIZATION OF THE COMPANY

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

The 25 million convertible preferred shares used in the Data Management Transaction were the same 25 million convertible preferred shares received with regards to the Web’s Biggest Transaction. Accordingly, these transactions are viewed as one homogeneous transaction and treated as an exchange of Web’s Biggest’s net assets for Data Management’s net assets, akin to a like-kind exchange of assets.  However, the historical cost basis (less accumulated depreciation and amortization) of the net assets acquired from Data Management was significantly less than the net assets of Web’s Biggest by approximately $1,236,000.  Accordingly, the difference of $1,236,000 in historical cost basis of the net assets was accounted for as a loss on exchange of assets in the accompanying consolidated statements of operations. This also resulted in the activity of Web’s Biggest being accounted for as discontinued operations.

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

On December 21, 2007, Inova acquired Texas-based Desert Communications, Inc. Desert provides IT services to a customer base that primarily consists of Texas based school districts, local government entities and corporations. Services provided by Desert include IT network and communications solutions, network design, implementation and maintenance.

On September 1, 2008 Inova acquired Montana-based Trakkers, LLC and Tesselon, LLC. Trakkers rents RFID units at conventions and is developing further RFID technologies and Tesselon has been a intellectual property holding company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

These consolidated financial statements include the accounts of Inova Technology, Inc. and its wholly owned subsidiaries Edgetech Services, Data Management, RightTag, Desert Communications, Trakkers and Tesselon. Significant inter-company accounts and transactions have been eliminated.

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

Accounts receivable

Trade and other accounts receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily include contract receivables from customers in Texas.  Bad debt expense is recognized based on management’s estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts.  The allowance for doubtful accounts was $21,832 and $51,659 as of April 30, 2009 and 2008, respectively.

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

Property and equipment

Property and equipment, including revenue –producing rental equipment are carried at cost, less accumulated depreciation and amortization. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Depreciation and amortization is provided principally on the straight-line basis method over the estimated useful lives of the assets.  When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are credited or charged to operations.

Intangible assets, goodwill and impairment of long-lived assets

Intangibles are recorded at cost and amortized on the straight-line method over their estimated useful lives. Goodwill is reviewed annually. An impairment analysis at April 30, 2009 was undertaken and impairment to intangible assets and goodwill of $970,662 was recorded.

Intangible valuation and Goodwill impairment are determined using similar processes. For intangibles, the first step is to compare the fair value of the intangible to its carrying amount.  For Goodwill, the first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill. Inova determines the fair value of both intangibles and reporting units by using a discounted cash flow (“DCF”) analysis approach. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. The cash flows employed in the DCF analyses are based on Inova’s budget and long-term business plan, and various growth rates have been assumed for years beyond the long-term business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units.

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

Revenue and cost recognition

Inova has four sources of revenues: IT network design and implementation from Desert, computer equipment sales from Desert, IT consulting services from Edgetech, sales of RFID items from RightTag rental income from Trakkers/Tesselon. Revenue that is received before it is earned is classified as deferred revenue.

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

Computer equipment sales, IT consulting services & sales of RFID items:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.

Rental income for RFID items:

The Company follows Staff Accounting Bulletin No. 104 recognizing RFID rental income. Revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. A rental contract term can be daily or weekly. Consistent with SAB 104, the Company’s policy recognizes revenue from equipment rentals in the period earned on a straight-line basis, over the contract term, regardless of the timing of the billing to customers. Revenue from the sale of new and used equipment and parts is recognized at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled, risk of ownership has been transferred and collectability is reasonably assured. Services revenue is recognized at the time the services are rendered.

Stock based compensation

Effective January 1, 2006, Inova began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, Inova had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. Inova adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods. Inova did not issue any employee options during the years ended April 30, 2009 and 2008.

Basic and diluted net income (loss) per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the years ended 2009 and 2008, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recent accounting pronouncements

Effective May 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements ("SFAS 157"), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 applies whenever another U.S. GAAP standard requires (or permits) measurement of assets or liabilities at fair value, but does not expand the use of fair value to any new circumstances. The Company also adopted FASB Staff Position ("FSP") No. FAS 157-2, Effective Date of FASB Statement No. 157, which allows us to partially defer the adoption of SFAS 157. This FSP defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Nonfinancial assets and nonfinancial liabilities include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The adoption of SFAS No. 157 and FSP No. 157-2 had no impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and for disclosure to enable evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for Inova as to business combinations the Company makes beginning in fiscal 2010. The Company adopted this standard as of May 1, 2009 and does not expect it to have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 introduces significant changes in the accounting and reporting for business acquisitions and noncontrolling interest in a subsidiary. SFAS 160 also changes the accounting and reporting for the deconsolidation of a subsidiary. Companies are required to adopt the new standard for fiscal years beginning after January 1, 2009. The Company adopted this standard effectively May 1, 2009 and does not expect it to have an impact on the Company’s financial statements.

In April 2008, the FASB issued Staff Position FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). The FSP amends the factors considered in developing renewal or extension assumptions for determining the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The FSP's intent is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the U.S. Companies must adopt the FSP for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. Companies must apply the guidance for determining the useful life of a recognized intangible asset prospectively to intangible assets acquired after the effective date. Companies must also apply certain disclosure requirements prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company adopted this standard effectively May 1, 2009 and does not expect it to have an impact on the Company’s financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner reflecting their nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  FSP APB 14-1 is effective for interim periods and fiscal years beginning after December 15, 2008.  The Company adopted this standard effectively May 1, 2009 and does not expect it to have an impact on the Company’s financial statements.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Paragraph 11(a) of Statement of Financial Accounting Standard No 133, “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed to its own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. It also clarifies the impact of foreign-currency-denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. Inova evaluated all of its financial instruments and determined that the warrants associated with the Boone financing qualified for treatment under EITF 07-5. See subsequent event footnote for more detail.

NOTE 3 – CONTRACT RECEIVABLES
	30-Apr-09	30-Apr-08

Completed contracts	$1,602,882	$1,639,799
Contract in progress	215,600	593,453

Total contract receivables	$1,818,482	$2,233,252

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

	30-Apr-09	30-Apr-08

Costs incurred on uncompleted contracts	$446,731	$483,706
Estimated earnings	130,939	302,150
Less: billings to date	(539,346)	(587,201)

Total	$38,324	$198,655

Included in the accompanying balance sheet under the following captions:

	30-Apr-09	30-Apr-08

Costs and estimated earnings in excess of
billings on uncompleted contracts	$38,324	$198,655
Billings in excess of costs and estimated
earnings on uncompleted contracts	-	-

Total	$38,324	$198,655

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30, 2009 and 2008:

	Life	2009	2008

Office equipment	2 to 10 years	$85,406	$85,406
Office furniture	7 to 8 years	37,223	14,693
Vehicles	3 to 5 years	309,548	267,793
Leasehold improvements	3.25	164,944	48,087
Revenue-producing equipment	5 years	4,476,260	-

Subtotal		5,073,381	415,979
Less: accumulated depreciation		3,186,426	(232,053)

Total		$1,886,955	$183,926

Depreciation expense totaled $537,512 and $11,792 in 2009 and 2008, respectively.

NOTE 5 – PURCHASE OF RIGHTTAG, DESERT COMMUNICATIONS, TRAKKERS AND TESSELON

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

The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values:

Cash	$646
Accounts receivable	4,020
Inventory	12,850
Prepaid expense	115
Goodwill	300,870
Intangible assets	135,702
Accounts payable	(28,231)
Accrued liabilities	(1,812)
Shareholder loans	(99,160)

Total	$325,000

The $135,702 of acquired intangible assets (customer list/company name) has a useful life of approximately 3 years.

Acquisition of Desert Communication:

On December 21, 2007, Inova acquired Texas-based Desert Communications (“Desert”) for $5.9 million ($3.3 million paid in cash and $2.6 million to be paid under notes payable). Desert provides IT services to a customer base that primarily consists of Texas based school districts, local government entities and corporations. Services provided by Desert include IT network and communications solutions and design, implementation and maintenance.

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

Of the $860,555 of acquired intangible assets, $498,930 is the customer list which has a useful life of approximately 3 years and the remaining $361,625 is three employment agreements which have an average contract life of 2 years.

Trakkers/Tesselon:

Inova Technology acquired Trakkers, LLC and a related entity Tesselon, LLC on September 1, 2008. Inova acquired Trakkers and Tesselon for $6.1 million including $500,000 cash, $2.3 million to be paid under notes payable, $2 million paid in the form of a seller note and $1.3 million of redeemable preferred stock (non-convertible and nonvoting). In order to fund the acquisition of Trakkers, Inova raised money in the form of debt financing from its existing shareholders (including two private equity groups) and one major existing lender.

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

The acquisition of Trakkers will enable Inova to accelerate its business plan and provides Inova with additional proprietary RFID products, critical RFID expertise and many new customers that have already adopted the use of RFID technology. The purchase price allocation for Trakkers/Tesselon is based on a valuation of the assets and liabilities acquired.  Intangibles in the amount of $1,021,713 were assigned to customer list, employment agreements and IP. These are amortized over a 3 year period.  The estimated fair values of the assets acquired and the liabilities assumed at September 1, 2008 are as follows:

Cash	$66,614
Inventory	58,000
Prepaid expense	14,000
Fixed assets	1,682,772
Goodwill	3,210,741
Intangible assets	1,021,713
Accounts payable and accrued liabilities	(345)

Total	$6,053,495

The results of these acquisitions are included in the consolidated financial statements from the date of acquisition. The following shows the unaudited pro forma results of operations as though the purchases of Desert, Trakkers and Tesselon had been completed on May 1, 2007:

	2009	2008

Revenues	$23,163,353	$19,861,038
Cost of revenues	(15,634,747)	(12,251,162)

Gross profit	7,528,606	7,609,876

Operating expenses	(5,344,020)	(4,800,420)
Interest expense	(2,011,927)	(1,260,363)
Depreciation expense	(2,246,972)	(678,834)

Net income (loss)	$(2,074,313)	$870,259

Weighted average shares outstanding	2,237,053	1,500,000
Basic and diluted net income per share	$(0.93)	$0.58

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

NOTE 6 – GOODWILL AND INTANGIBLES

RightTag:

In May 2007 when Inova acquired RightTag, Inova accounted for the acquisition using the purchase method of accounting for business combinations. The purchase price and costs associated with the acquisition exceeded the estimated fair value of net assets acquired by $436,572, which was preliminarily assigned to goodwill.

During 2008, Inova completed the valuation of the intangible assets acquired in the RightTag transaction. Pursuant to the valuation, purchase price of $135,702 was assigned to the customer list acquired and the remaining $300,870 was assigned to goodwill.

An impairment analysis was performed on April 30th of each year with no impairment in fiscal 2008 and at April 30, 2009 impairment to intangible assets of $19,481 and to goodwill of $158,075 was booked.

Desert:

In December 2007 when Inova acquired Desert, Inova accounted for the acquisition using the purchase method of accounting for business combinations. The purchase price and costs associated with the acquisition exceeded the preliminary estimated fair value of net assets acquired by $4,275,000, of which $860,555 was assigned to the customer list and employment agreements acquired and the remaining $3,414,445 was assigned to goodwill.

An impairment analysis was completed at April 30th of each year with no impairment at April 30, 2009 and 2008.

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

An impairment analysis at April 30, 2008 was undertaken and impairment to goodwill of $324,310 was booked.

An impairment analysis at April 30, 2009 was undertaken and impairment to goodwill of $793,106 was booked.

Trakkers:

In September 2008 when Inova acquired Trakkers, Inova accounted for the acquisition using the purchase method of accounting for business combinations. The purchase price and costs associated with the acquisition exceeded the preliminary estimated fair value of net assets acquired by $4,232,454, of which $1,021,713 for were assigned to customer list, employment agreements and IP and the remaining $3,210,741 was assigned to goodwill.

An evaluation was completed at April 30, 2008 for the initial purchase price of Desert and Inova reduced the goodwill amount by $98,527 for the inventory acquired.
Goodwill and Intangible Assets consists of the following as of April 30, 2009 and 2008:

Goodwill	2009	2008

RightTag	$142,795	$300,870
Desert	3,315,918	3,315,918
Edgetech	1,494,888	2,287,994
Trakkers/Tesselon	3,210,741	-

Total	$8,164,342	$5,904,782

Intangible Assets	Life	2009	2008

RightTag – customer list	3 years	$116,221	$135,702
Desert – customer list	3 years	498,930	498,930
Desert – employment agreement	2 years	361,625	361,625
Edgetech – customer list	3 years	360,640	360,640
Trakkers/Tesselon – customer list	3 years	496,179	-
Trakkers – employment agreements	3 years	525,534	-

Subtotal		2,359,129	1,356,897
Less: accumulated amortization		(1,140,989)	(511,565)

Total		$1,218,140	$845,332

For the years ended April 30, 2009 and 2008, Inova recorded impairment loss of $970,662 and $324,310, respectively for all segments. Included in the impairment loss recorded as of April 30, 2009, goodwill from Edgetech acquisition has been written down from $2,287,994 to $1,494,888, goodwill from RightTag acquisition has been written down from $300,870 to $142,795 and the RightTag customer list has been written down from $135,702 to $116,221.

For the years ended April 30, 2009 and 2008, Inova recorded amortization expenses of $629,424 and $281,155, respectively.

NOTE 7 – RELATED-PARTY TRANSACTION

A summary of changes in related-party payable account for the years ended April 30, 2009 and 2008 is as follows:

	2009	2008

Beginning balance	$3,500,855	$2,005,918
Seller notes obtained from Desert acquisition	-	2,300,000
Proceeds from the related-party payable	72,123	524,392
Less: repayments made on related-party payable	(845,221)	(472,765)
Less: shares issued on related-party payable	(994,240)	(856,690)

Total related-party payable	$1,733,517	$3,500,855

Related-party payable account consisted of the following as of April 30, 2009 and 2008:

	2009	2008

Due to Southbase, entity associated with
CEO. Matures May 2017, 7%, unsecured	$142,532	$861,564

Due to Desert owners, seller notes obtain from
acquisition. Matures December 2009, 7%, Secured by assets	1,500,000	2,300,000

Due to Advisors, entity associated with
Secretary. Matures January 2010, prime + 2%
(5.25% at April 30) Secured by receivables	90,985	91,365

Due to Advisors, entity associated with
Secretary. Matures January 2010, prime + 3%
Secured by receivables	-	247,926

Total related-party payable	1,733,517	3,500,855
Less: current maturities	(142,532)	(800,000)

Long-term portion of related-party payable	$1,590,985	$2,700,855

Other related-party transactions:

As of April 30, 2009, part of the related party notes of $90,985 related to a factoring agreement Inova has with Advisors, LLC. The invoices are put into this agreement so monies can be advanced to Inova before Inova’s customers pay, thereby facilitating payment of operating expenses.

During fiscal 2009, 34,311 shares of common stock were issued to Advisors, LLC. Also during fiscal 2009, 113,556 common shares were issued to a related party to repay notes payable and accounts payable. See Common Stock footnote for more details.

In December 2007, Southbase LLC, agreed to convert $600,000 of cash loaned to Inova plus the interest accrued on the loan into 464,912 common shares of Inova. These shares were issued during fiscal 2009. See Common Stock footnote for more details.

There are notes payable to the previous owners of Desert Communications in the amount of $1,500,000 and accrued interest of $188,806 as of April 30, 2009. The interest rates are at 7% per annum and they are payable over two years from the date of the Desert acquisition. The remaining balance is due December 31, 2009. These notes are secured by a second position in Desert assets.

The Company pays professional fees of $5,000 a month to Advisors LLC, a company controlled by Paul Aunger, a director of the company. The Company also pays $20,000 a month in consulting fees to Southbase LLC, a company controlled by our CEO, Adam Radly.  During 2009 and 2008, the Company paid $180,000 and $180,000 to these related parties, respectively.

NOTE 8 – NOTES PAYABLE

Note Payable - Ascendiant:

In July 2008, a note payable of $500,000 was issued for 1.5 years by Ascendiant. It is secured by all assets of Desert.

This loan has the following financial requirements:

•	Maintain cash plus availability under IBM $2.5 million line of credit of $250,000 or greater;

•	EBITDA of $1.7 million for 12 month period ending December 31, 2008 and $300,000 for each 3-month period beginning December 31, 2007;

•	No concentration above $2.5 million to any supplier through the IBM facility;

•	No concentration above 20% to any single customer;

•
No single accounts payable more than the greater of $300,000 or 20% of the accounts receivable balance under 60 days. The portion beyond 90 days past due must be less than 10% of the total accounts receivable.

As of April 30, 2009, the Company was not in compliance with these covenants and the agreement indicates the interest rate can increase from 15% to 18%.

132,241 warrants were issued to Ascendiant with this note. The warrants expire in July 2013. They have an aggregated exercise price of $200. The fair value of these warrants was calculated using the Black-Scholes Model using these assumptions (1) 3% discount rate, (2) warrant life of 5 years, (3) expected volatility of 365%, and (4) zero expected dividends. The warrants relative fair value and the note origination fees created a discount of $219,058.

Inova signed a put option agreement with Ascendiant whereby anytime between January 1, 2010 and July 1, 2013, Ascendiant can require Inova to repurchase from Ascendiant up to 287,038 shares of Common Stock for $250,000. The Put is not in effect until Ascendiant exercises their warrants. As of April 30, 2009, the warrants had not been exercised.

Inova analyzed the notes and warrants for derivative accounting consideration under SFAS 133 and EITF 00-19. Inova determined that derivative accounting is not applicable. Inova then analyzed the conversion option under EITF 98-5 and EITF 0-27 and determined there was a beneficial conversion feature resulting in a total discount to the note of $280,942

Inova entered into a registration agreement with Ascendiant requiring that a filing be done for the number of Registrable Securities equal to the lesser of (i) the total number of Registrable Securities and (ii) one-third of the number of issued and outstanding shares of Common Stock that are held by non-affiliates. Registrable securities are (i) all Warrant Shares (ii) any additional shares of Common Stock issuable in connection with any anti-dilution provisions in the Warrants (iii) all Put Shares (iv) any securities issued or issuable upon any stock split, dividend or other distribution, recapitalization or similar event. Inova shall pay to Bonne an amount in cash, as partial liquidated damages and not as a penalty, equal to 2.00% of the aggregate purchase price paid by Ascendiant pursuant to the Purchase Agreement for any unregistered Registrable Securities then held by Ascendiant. The parties agree that Inova shall not be liable for liquidated damages under this Agreement with respect to any Warrants or Warrant Shares. Inova analyzed the registration right arrangement under the guidance of FSP EITF 00-19-b and determined that the contingent obligation to make future payments under the registration payment arrangement is not probable and can not be reasonably estimated at inception because currently Ascendiant has not yet exercised the outstanding warrants and the registration right arrangement would not be effective until the warrants are exercised and become Common Shares.

Notes Payable - Boone:

In the year ending April 30, 2009 notes payable of $3,369,400 were issued for 1 to 2.5 years by Boone. They are secured by all assets including the shares Inova holds of each of Inova’s subsidiaries. The notes have an interest rate of 11.25% per annum and they mature on various dates.

The original Boone Note of $1,792,000 issued on 11/30/07 has the option to increase to $2,016,000. 437,348 of Inova warrants were issued to Boone with these notes. The warrants expire in 2012. They have an aggregated exercise price of $100. The fair value of these warrants was calculated using the Black-Scholes Model using these assumptions (1) 3.41% discount rate, (2) warrant life of 5 years, (3) expected volatility of 550%, and (4) zero expected dividends. The warrants relative fair value and the note origination fees created a discount of $678,839.

These loans have the following financial requirements:

•	Maintain cash plus availability under IBM $2.5 million line of credit of $250,000 or greater;

•	EBITDA of $1.7 million for 12 month period ending December 31, 2008 and $300,000 for each 3-month period beginning December 31, 2007;

•	No concentration above $2.5 million to any supplier through the IBM facility;

•	No concentration above 20% to any single customer;

•
No single accounts payable more than the greater of $300,000 or 20% of the accounts receivable balance under 60 days. The portion beyond 90 days past due must be less than 10% of the total accounts receivable.

As of April 30, 2009, the Company was not compliance with these covenants but received a waiver from the lender.

Boone
In connection with these notes, Inova granted warrants to purchase 692,577 shares of Inova's common stock, warrants to purchase 92 shares of Desert Communications, Inc.·s common stock, and warrants to purchase 19.44% of Trakkers, LLC. These warrants resulted in a discount to the notes above of$1,499,329. All of these warrants are subject to anti-dilution provisions and put option agreements. See note 15 for details.

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

Note Payable - Agile Opportunity Fund, LLC:

In February 2008, Inova borrowed $250,000 under a note payable from Agile Opportunity Fund, LLC. This note has an interest rate of 18% per annum and it matures on August 15, 2009. At any time from the date of the note through the date this note is paid in full, Agile has the right to convert the outstanding principal balance plus accrued but unpaid interest into Inova’s common shares at a conversion price equal to $2 per share. This note is secured by all tangible and intangible assets of Inova, in each case whether now owned or hereafter acquired and wherever located, and all proceeds thereof, together with all proceeds, products, replacements and renewals thereof.

62,500 warrants were issued to Agile with this note. These warrants expire in February 2013. They have an exercise price of $2 per share. The fair value of these warrants was calculated using the Black-Scholes Model include (1) 3.48% discount rate, (2) warrant life of 5 years, (3) expected volatility of 550%, and (4) zero expected dividends. The relative fair value and a discount of $71,429 was recorded.

Inova determined that the conversion feature of the note and the warrants issued were not derivative instruments pursuant to SFAS No. 133, Accounting for Derivatives, as amended. Under the provisions of EITF Issue 98-5 and 00-27, Inova discounted the relative fair value of warrants attached to the notes and calculated the intrinsic value of the beneficial conversion feature using the Black-Scholes Option Pricing Model to exceed the principal value of the note. The resulting total discount of $21,429 is being amortized over the life of the notes using the effective interest method.

Commencing on February 15, 2010, Agile shall have the right, at its sole option and demand, immediately upon notice to Inova to sell all or any portion of the Warrants, and/or the shares underlying thereunder to the extent the Warrants have been previously exercised, back to the Company for a total consideration equal to one hundred thousand dollars if all such Warrants or underlying shares were "put" to Inova.  As of April 30, 2009 the warrants have not been exercised.

Inova agreed to file a registration statement covering 120% of the shares of Common Stock issuable upon conversion of the Debenture and exercise of all Warrants, no later than twenty five (25) trading days after Inova begins trading on the OTCBB or other listed exchange, and use its best effort s to have the Registration Statement declared effective within one hundred-twenty (120) days after such date. However, if the initial registration statement does not register the full amount of shares of Common Stock issuable upon conversion of the Debenture and exercise of all Warrants. Inova shall file an additional registration statement covering the shortfall of such shares into which the then outstanding principal plus accrued interest would convert into within fifteen (15) business days following a request by Investor. Inova shall keep the registration statement active so long as Agile owns the Debenture, the Warrants or any underlying shares issuable upon conversion or exercise thereof. In the event that Inova is in breach of any provision of this agreement, in addition to any other remedies available to the Investor, Inova shall pay to the Investor an amount equal to one (1%) percent of the outstanding principal amount of the Debenture for each month that the Company is in breach of this agreement. Inova analyzed the registration right arrangement under FSP EITF 00-19-2 and concluded that there was no contingent liability to be recorded.

Line of Credit with IBM Credit LLC:

Desert has a $2.5 million line of credit with IBM Credit LLC. This revolving line of credit has an interest rate of prime plus 2% and is secured by the assets of Desert. Payments are made based on a borrowing base calculation which determines availability.

Other significant debt transactions during the year ended April 30, 2009:

1)	A lease facility with IBM was established for $542,056, secured by Trakkers scanners. It has an interest rate of 9.88% and is payable in 48 monthly installments of principal and interest.

2)	A lease facility with Everest was established for $375,000, secured by Trakkers scanners. It has an interest rate of 24%, and is payable in 24 monthly installments of principal and interest.

3)
Seller notes for $2,028,089 were established in connection with the Trakkers/Tesselon acquisition. These notes have interest rates of 7% to 10%, secured by Trakkers’ assets and have terms up to 36 months. These notes can be broken into two tranches: the first tranche is payable annually in the amount of $250,000 and the other is $509,000, payable in monthly installments of principal and interest.

During the year ended April 30, 2009 and 2008, Inova made the following cash repayments on its outstanding notes payable:

Notes payable to Boone/Ascendiant/Agile	$2,109,155	$358,402
LOC from IBM	526,709	-
Notes payable to Trakkers/Right Tag previous owners	239,808	-
Notes payable to other	178,450	-

Total cash paid	$3,054,122	$358,402

A summary of changes in notes payable for the years ended April 30, 2009 and 2008 is as follows:

	2009	2008

Beginning balance	$2,762,927	$-
Gross proceeds from the notes payable	7,410,586	3,573,938
Less: repayments made on notes payable	(3,054,122)	(358,402)
Less: discount on the warrants	(2,378,519)	(772,057)
Add: amortization of discount	1,116,724	319,448

Total notes payable	$5,857,596	$2,762,927

Notes payable consisted of the following as of April 30, 2009 and 2008:

	2009	2008

Notes payable – Agile/Ascendiant	$807,672	$250,000
Note payable – Boone	2,717,372	1,433,599
LOC from IBM	1,415,952	1,427,820
Notes payable – Trakkers previous owners	1,892,399	-
Notes payable – other	738,606	104,118

Total notes payable	7,572,001	3,215,537
Unamortized discount	(1,714,405)	(452,610)

Total notes payable, net of discount	5,857,596	2,762,927
Less: current maturities	(3,589,814)	(2,598,758)

Long-term portion of notes payable	$2,267,782	$164,169

The following are the future minimum payments for the notes payable:

Year	Amount

2010	$3,589,814
2011	1,820,639
2012	391,581
2013	55,562
2014	-

Total notes payable	5,857,596
Less: current maturities	(3,589,814)

Notes payable, net of current maturities	$2,267,782

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Leases:

There is an office lease for Desert, effective May 2008 until August 2011. Rent is payable at $6,300 per month including tax.

There is an office lease for Trakkers, effective until April 2010. Rent is payable at $8,392 per month including tax.

Rent expense was $148,529 and $22,177 for fiscal 2009 and 2008, respectively. No real estate is owned by the Inova companies.

Litigation:

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

The Roy litigation

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

The Company agreed to settle with the Roys by paying a total of $237,000. The agreement requires the Company to make monthly payments of $10,000 toward this amount and is in compliance with these terms.

The Kim’s litigation

Two former officers and directors of Inova, Tae Ho Kim and Sang Ho Kim, filed suit against Inova and its Canadian subsidiary in March 2006 in the Ontario Superior Court of Justice. The Kims claimed in their lawsuit that Inova breached an alleged employment agreement with them, as well as the separation agreement that Inova and the Kims entered into upon the termination of the Kims employment with Inova. In May 2007, the Kims were awarded $215,691, which has been accrued by Inova in accounts payable as of April 30, 2009 and 2008. The company is planning to appeal.

NOTE 10 – CAPITAL LEASES

Vehicle lease:

The lease calls for monthly payments of $493, including 4.7% interest. The capitalized cost of the vehicle is $33,638. The amount payable at April 30, 2009 and 2008 was $11,696 and $16,342, respectively and the balances are included in accounts payable on the consolidated balance sheets. The lease expires in December 2010.

Equipment leases:

During 2009, Inova entered into two capital leases:

1)	A lease facility with IBM was established for $542,056, secured by Trakkers scanners. It has an interest rate of 9.88% and is payable in 48 monthly installments of principal and interest.

2)	A lease facility with Everest was established for $375,000, secured by Trakkers scanners. It has an interest rate of 24%, and is payable in 24 monthly installments of principal and interest.

Assets under capital leases, included in property and equipment, consisted of the following at April 30:

	2009	2008

Vehicle	$33,638	$33,638
Revenue-producing equipment	917,056	-
Less: accumulated depreciation	(155,912)	-

Net assets under capital leases	$794,782	$33,638

The following are the future minimum lease payments for the capital leases:

Year	Amount

2009	$360,698
2010	302,132

Minimum lease payments under capital leases	662,830
Less: current maturities	(360,698)

Capital lease obligation, net of current maturities	$302,132

NOTE 11 – PROFIT SHARING PLAN

Effective January 1999, Desert adopted a profit sharing plan which covers most full-time employees with one year of service. The plan allows for discretionary annual contributions to be made. This plan was discontinued in September 2008 and no contributions were made for the year ending April 30, 2009.

A 401K plan was established in September 2008. Employer contributions are made each pay period and a total of $65,161 was contributed for the year ending April 30, 2009.

NOTE 12 – INCOME TAX

Inova uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

At April 30, 2009, for federal income tax and alternative minimum tax reporting purposes, Inova had approximately $2,152,197 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years through 2029. Under the provisions of Section 382 of the Internal Revenue Code, the benefit from utilization of approximately $2,563,000 of net operating losses incurred prior to June 2005 was significantly limited as a result of the change of control that occurred in connection with Inova’s acquisition of Web’s Biggest. The benefit could be subject to further limitations if significant future ownership changes occur in Inova.

At April 30, 2009, deferred tax assets consisted of the following:

	United States	Canada	Total

NOL at April 30, 2009	$1,815,832	$336,365	$2,152,197
Estimated tax rate	35%	20%	N/A

Deferred tax assets	635,541	67,273	702,814
Valuation allowance	(635,541)	(67,273)	(702,814)

Net deferred tax assets	$-	$-	$-

There are no income taxes payable in 2009 or 2008 as a result of the operating losses recorded during those years. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets, and, accordingly, has not booked an income tax benefit as of April 30, 2009 and 2008. All losses incurred can be carried forward for seven years for Canadian income tax purposes and twenty years for United States income tax purposes.

NOTE 13 – COMMON STOCK

During fiscal 2008, the following transactions were authorized by the board of directors but the shares agreed to be issued were not considered issued until July 2008 when the company’s authorized shares were increased. These shares were all issued in July 2008 when the Company increased its authorized shares to 300,000,000.

114,026 common shares approved to be issued to a related party as partial payment of a note payable and account payable with carrying values totaling $227,113.

In December 2007, Southbase LLC (a company related to the CEO, Mr. Adam Radly), agreed to convert $600,000 of cash loaned to Inova plus the interest accrued on the loan into 464,912 common shares of Inova for total converted value of $929,825. The following conversion of the loan amount (principal and interest) was calculated: $400,000 to be converted into 333,333 common shares at the stated rate of $1.20 per share and $200,000 was to be converted into 131,579 common shares at the stated rate of $1.04 per share.

The remaining 4,951,000 preferred stock shares from the Web’s Biggest transaction (see note 1 for details) were converted into 313,811 shares of common stock per the original terms of the preferred stock agreement.

During fiscal 2009:

34,311 shares of common stock were issued to Advisors, LLC as full payment of $90,557 for the balance including interest from a note payable.

There was a reverse stock split at a ratio of 400:1 effective November 12, 2008. All share, per share and par value amounts (except authorized shares) have been retroactively adjusted to reflect the split.

NOTE 14 – REDEEMABLE PREFERRED STOCK

During the third quarter of 2009, 1,500,000 shares of redeemable preferred stock were issued in conjunction with the purchase of Trakkers and Tesselon. This is redeemable Series B, non-voting preferred, which has a dissolution value of $1 per share.  The agreement was amended on December 18, 2008 and again in July 2009.  The original and first amended preferred stock agreements were determined to have errors and did not represent the intent of both parties causing both to be amended.  Inova must determine the method of redemption of the preferred stock any time over the one year period from issuance and when redeemed Inova may choose from the following 3 redemption options: 1) $1,500,000 payment of cash 2) Issuance of 375,000 common shares 3) Transfer of 10% of the Trakkers/Tesselon companies.  The company has determined it is most likely to elect option 2) and therefore has concluded the instrument belongs in permanent equity.  Option 2) requires the company to issue the 375,000 common shares in three annual installments of 125,000 common shares each beginning no later than October 31, 2010. If elected, options 1) and 3) are due on the third anniversary of the issuance of the preferred stock.  The company determined the value of the preferred stock was $1,307,506.

NOTE 15 – WARRANTS

During the year ended April 30, 2008, Inova granted 52,500 warrants at the exercise prices of $1.32 per share to a related party related to $400,000 borrowed under a term loan. These warrants vest immediately and have a life of three years. These warrants have a fair value of $63,000 and a relative fair value of $54,428.

Variables used in the Black-Scholes option-pricing model include (1) 4.45% risk-free interest rate, (2) warrant life is the contractual life of these warrants, (3) expected volatility 550%, and (4) zero expected dividends.

During the year ended April 30, 2008, in connection with financing arrangements with its lenders, Inova granted 576,255 warrants at an exercise prices ranging from $0.00 to $2.00 per share related to $2,042,000 borrowed. These warrants vest immediately and have a life of five years. These warrants have a fair value of $769,116 and a relative fair value of $558,629.

Variables used in the Black-Scholes option-pricing model calculating the fair value include (1) 3.48% risk-free interest rate, (2) warrant life is the contractual life of these warrants, (3) expected volatility of 550%, and (4) zero expected dividends.

The warrants above are subject to a put option agreement whereby anytime between June 10, 2010 and June 10, 2012, the lender can require Inova to repurchase the above warrant shares for $1,280,000. If Inova fails to make the required payment within 30 days, the repurchase price will become a convertible note that is convertible into the same number of warrant shares.  The put option is not in effect until the warrants are exercised. As of April 30, 2009, the warrants had not been exercised.

During the year ended April 30, 2009, in connection with financing arrangements with its lenders, Inova granted warrants to purchase 824,818 shares of Inova’s common stock, warrants to purchase 92 shares of Desert Communications, Inc. common stock, and warrants to purchase 19.44% of Trakkers, LLC.  The warrants were issued in association with several note payable tranches for a total of $3,376,925 in proceeds after original issue discounts of $392,475.  Each warrant can be exercised for a total of $100 for an aggregate exercise price of $1,500 for all warrant shares.   All warrants vest immediately and have contractual terms ranging from 5-7 years.  These warrants had a fair value of $3,781,190 and a relative fair value of $1,665,151.  The relative fair value of these warrants was recorded as a discount to the notes payable that they were issued with.  All of the warrants issued during the year contain an anti-dilution provision that may result in the issuance of additional warrants.  Under the provision, if Inova sells or issues common stock or an option to purchase common stock at a price that reflects an equity valuation of Inova of less than $10,000,000 (a “dilutive issuance”), the holder is entitled to receive additional warrants so that the warrant is exercisable into the same percentage of common stock as was outstanding immediately prior to the dilutive issuance.

During the year ended April 30, 2009, an additional 579,968 warrants to purchase Inova common stock were issued to various lenders under the anti-dilution provision above.  The issuance of these anti-diluted warrants are considered as a modification to the original equity instruments and resulted in no accounting impact. The anti-dilution warrants have the same terms as the original instruments, mainly an exercise price of $100 for all warrant shares and contractual terms ranging from 5-7 years.  On the date of the grant, these warrants have a fair value of $1,192,576.

Variables used in the Black-Scholes option-pricing model calculating the fair value include (1) 1.89% to 3.41% risk-free interest rate, (2) expected term equal to the contractual term of these warrants, (3) expected volatility ranging from 212% to 550, (4) zero expected dividends and (5) number of warrants and exercise price as set forth in the agreements.

The warrants above are subject to several put option agreements with effective dates ranging from January of 2010 through October of 2013.  The put options allow the lenders to require Inova to repurchase the above warrant shares for amounts ranging from $72,000 - $1,300,000 for a total amount of $3,124,250. If Inova fails to make the required payment within 30 days, the repurchase price will become a convertible note that is convertible into the same number of warrant shares.  The put options are not in effect until the warrants are exercised. As of April 30, 2009, the warrants had not been exercised.

Summary information regarding Inova warrants is as follows:

		Weighted Average
	Warrants	Exercise Price

Outstanding at April 30, 2007	52,500	$1.32

Year ended April 30, 2008:
Granted	576,255	0.22

Outstanding at April 30, 2008	628,755	0.31

Year ended April 30, 2009:
Granted	1,404,786	0

Outstanding at April 30, 2009	2,033,541	$0.10

Summary of Inova warrants outstanding and exercisable as of April 30, 2009 is as follows

	Number of	Weighted average	Number of	Aggregate
	Warrants	Remaining	Warrants	Intrinsic
Ranging of Exercise Price	Outstanding	Contractual life	Exercisable	Value

$1.32	52,500	1 year	52,500	$-
$0.00 - $2.00	1,981,041	3.5 to 6.5 years	1,981,041	2,491,404

Total	2,033,541		2,033,541	$2,491,404

Summary of Inova warrants outstanding and exercisable as of April 30, 2008 is as follows

	Number of	Weighted average	Number of	Aggregate
	Warrants	Remaining	Warrants	Intrinsic
Ranging of Exercise Price	Outstanding	Contractual life	Exercisable	Value

$1.32	52,500	2 years	52,500	$98,700
$0.00 - $2.00	576,255	4-5 years	576,255	1,718,416

Total	628,755		628,755	$1,817,116

NOTE 16 – MAJOR CUSTOMERS AND MAJOR VENDORS

During fiscal 2008 and 2009, revenues generated from three customers were approximately 35% of total revenues. These revenues were generated by Desert from its customers in network solution contracts.

During fiscal 2008 and 2009, purchases from five vendors totaled approximately 45% of total purchases. These purchases were made by Desert.

NOTE 17 – SEGMENT INFORMATION

Inova has three reportable segments, one providing IT solutions and services (Edgetech), one providing RFID products (RFID) and one providing network solutions (DCI).  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance. The following is the summary of operations by segment:

For the year ended April 30, 2009:

	RFID	Edgetech	DCI	Corporate	Total

Revenues	2,038,005	379,362	20,173,681	-	22,591,048
Cost of revenues	(246,062)	(257,574)	(15,044,670)	-	(15,548,306)

Gross profit	1,791,943	121,788	5,129,011	-	7,042,742

Operating costs	(1,537,539)	(11,511)	(3,617,139)	(1,766,572)	(6,932,761)

Operating income	254,404	110,277	1,511,872	(1,766,572)	109,981

Interest expense	(400,700)	(102,853)	(883,454)	(697,669)	(2,084,676)
Interest income	-	-	1,691	-	1,691
Other income	2,488	-	-	-	2,488

Net income (loss)	(143,808)	7,424	630,109	(2,464,241)	(1,970,516)

Total assets	6,304,539	154,587	2,953,483	5,242,980	14,655,589

For the year ended April 30, 2008:

	RFID	Edgetech	DCI	Corporate	Total

Revenues	158,216	371,678	4,900,481	12,027	5,442,402
Cost of revenues	(106,814)	(238,639)	(3,764,065)	-	(4,109,518)

Gross profit	51,402	133,039	1,136,416	12,027	1,332,884

Operating costs	(66,013)	(170,767)	(1,174,564)	(784,213)	(2,195,557)

Operating income	(14,611)	(37,728)	(38,148)	(772,186)	(862,673)
Interest Expense	(16,113)	(28,706)	(8,012)	(60,558)	(113,389)
Net income (loss)	(30,724)	(66,434)	(46,160)	(832,744)	(976,062)

Total assets	416,139	90,874	3,398,895	6,578,448	10,484,356

NOTE 18 – SUBSEQUENT EVENTS

In May 2009, Inova borrowed $120,750 from Boone. The interest rate of this note is the higher of prime + 3% or 11.25%, with 7 principal payments of $17,250 starting in June 2009. 33,765 Inova warrants at an exercise price of $100 total and 6 Desert warrants at an exercise price of $100 total were issued with this note. These warrants if exercised have a put option of $86,250 and is effective May 31, 2010 through May 21, 2016.

In July 2009, Inova borrowed $168,000 from Boone. The interest rate of this note is the higher of prime + 3% or 11.25%, with 17 payments of $9,882 starting in October 2009. A warrant to acquire 15% of Trakkers at an exercise price of $100 was granted to Boone. This warrant if exercised has a put option of $101,250 and is effective February 28, 2011 through July 20, 2016.

Inova analyzed the notes and warrants for derivative accounting consideration under SFAS 133, EITF 00-19 and EITF 07-05. Inova evaluated all of its financial instruments and determined that the warrants associated with the Boone financing qualified for treatment under EITF 07-5. As of May 1, 2009, Inova adjusted its financial statements to reflect the adoption of the EITF 07-5. Inova reclassified the fair value of these warrants as of May 1, 2009 in the amount of $4,886,418 from equity to derivative liabilities as the cumulative effect of the change in accounting principle. Variables used in the Black-Scholes option-pricing model include (1) 1.89% to 3.41% risk-free interest rate, (2) warrant life is the contractual life of these warrants, (3) expected volatility 212% to 550%, and (4) zero expected dividends. These derivative instruments will be measured on a quarterly basis in the future.

As of the date of the filing the company is attempting to reach an agreement with it’s primary lenders, to modify the anti-dilution wording in the warrant documents so that it may reverse the above entries. If this is accomplished there is not expected to be any material impact to equity from this accounting pronouncement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no disagreements with our accountant on accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Financial Officer and Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Financial Officer and Chief Executive Officer have concluded that the Company’s disclosure controls and procedures are not effective due to the identification of material weaknesses in our internal controls.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal controls over financial reporting are not effective due to material weaknesses in areas covering impairment determination, revenue recognition and supervisory responsibilities.

In assessing the effectiveness of our internal control over financial reporting, management identified the following material weaknesses in internal control over financial reporting as of April 30, 2009:

•
Deficiencies in the Company's financial reporting process. Due to the adoption of recent pronouncements, the Company had to analyze certain complex accounting treatments during the audit period and seek external consulting advice. All issues are reported properly in these financial statements.

•
Deficiencies in Segregation of Duties.  The Chief Executive Officer and the Chief Financial Officer are actively involved in the preparation of the financial statements, and therefore cannot provide an independent review.  The company is planning to establish an audit committee this year, which should address this problem.

The transactional controls of revenue, cash and assets for the subsidiaries are adequate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Our directors and executive officers as of the date of this Report are as follows:

Name	Age	Position
Adam Radly	40	Chief Executive Officer, President, Treasurer
Paul Aunger	50	Secretary, Director
Jeffrey Mandelbaum	45	Director
Bob Bates	40	Chief Financial Officer
Alex Lightman	46	Direcetor

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

Jeffrey Mandelbaum, Director

Jeff Mandelbaum is an accomplished software executive with extensive experience in sales, marketing, business development, and management. He has played key executive management roles for more than 25 years in the growth and development of technology industry leaders including Sybase, Commerce One, and Real Networks. Jeff serves as a Director for Inova Technology, Inc. (INVA) and Expert Realty, Inc., as a venture partner with The Watertower Group, and as an advisor for several private companies.

Bob Bates, Chief Financial Officer

Bob is a CPA with almost 20 years experience as a Controller and CFO for various public and private entities in several countries. He was with Allied Capital (NYSE) as Controller and has worked for other Billion dollar companies. He also worked with KPMG.

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

Item 11. Executive Compensation.

The following describes the cash and stock compensation paid to our directors and officers during the two past fiscal years. Our fiscal year ends on April 30. As a result, our most recent fiscal year ended April 30, 2009, and is referred to below as 2009. The previous fiscal year ended April 30, 2008 and is referred to as 2008 below.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Management fee ($)	Stock Awards ($)	Total ($)
Adam Radly, Chairman and CEO	2009	240,000	-0-	240,000
Adam Radly, Chairman and CEO	2008	120,000	-0-	120,000
Paul Aunger, Secretary and Director	2009	60,000	-0-	60,000
Paul Aunger, Secretary and Director	2008	60,000	-0-	60,000
Bob Bates, CFO	2009	88,570	-0-	88,570
Bob Bates, CFO	2008	47,480	-0-	47,480
Alex Lightman, Director	2009	36,500	-0-	36,500
Alex Lightman, Director	2008	-0-	-0-	-0-
Jeff Mandelbaum, Director	2009	12,000	-0-	12,000
Jeff Mandelbaum, Director	2008	12,000	-0-	-0-

Other related party information:

The Company pays professional fees of $5,000 a month to Advisors LLC, a company controlled by Paul Aunger, a director of the company. The Company also pays $20,000 a month in consulting fees to Southbase LLC, a company controlled by our CEO, Adam Radly.

Our executive officers do not have written employment agreements with the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table describes the equity compensation available to our management.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	1,125,000 (1)
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	1,125,000 (1)

(1)
Includes 5,000 non-restricted Class B preferred shares authorized to be issued for each acquisition with more than $40 million in sales or $10 million in EBITDA and 5,000 non-restricted Class B preferred shares authorized to be issued for each acquisition with less than $40 million in sales. Each Class B preferred share is convertible into common stock at the rate of 1 to 100.

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of April 30, 2009 by each person known by us to beneficially own 5% or more of our outstanding common stock; each of our directors; each of the Named Executive Officers; and all of our directors and Named Executive Officers as a group.

In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or debentures held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of April 30, 2009 are deemed outstanding.

Percentage of beneficial ownership is based upon 2,427,060 shares of common stock outstanding at April 30, 2009. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Class
Adam Radly - CEO and related entities	1,312,822 Common Stock, $0.001 Par Value	54.1%

Paul Aunger-Secretary and related entities	863,441	35.6%

(1)	The address for these owners is 2300 W. Sahara Ave. Suite 800 Las Vegas, Nevada 89102

Item 13. Certain Relationships and Related Transactions.

Our Chairman and CEO, Adam Radly, has loaned the Company money. The amount outstanding under this loan is $142,532. Interest is accruing at the rate of 7% per year.

In December 2007, Southbase LLC agreed to convert $600,000 of cash loaned to the Company plus the interest accrued on the loan into 464,912 common shares of the Company. However, as discussed above, this transaction was not accounted for until July 2008, when the authorized shares were increased.

The Company has an invoice factoring arrangement with Advisors LLC, an entity related to Paul Aunger, our Secretary and a director. The amount of the invoices factored was $379,362 during this fiscal year, and the interest rate on the faciltiy is prime +2%

Item 14. Principal Accountant Fees and Services.

AUDIT FEES

Our fees for fiscal 2009 and 2008 totaled $90,000 and $75,000 respectively.

AUDIT-RELATED FEES

Our fees for fiscal 2009 and 2008 totaled $50,000 and $46,000, respectively.

TAX FEES

There were no tax fees paid to our principal accountants in the last two fiscal years.

ALL OTHER FEES

Our fees for fiscal 2009 and 2008 totaled $15,000 and $0, respectively.

None of the above fees were subject to audit committee pre-approval requirements.

PART IV.

Item 15. Exhibits

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

SIGNATURES
INOVA TECHNOLOGY INC.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INOVA TECHNOLOGY, INC.

By:  /s/ Adam Radly
Adam Radly, Chief Executive Officer
Date: August 10, 2009

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Name and Title	Date

/s/ Adam Radly	Adam Radly
	Chairman and CEO	August 10, 2009

/s/ Bob Bates	Bob Bates
	CFO	August 10, 2009

/s/ Paul Aunger	Paul Aunger
	Secretary and Director	August 10, 2009

/s/ Jeff Mandelbaum	Jeff Mandelbaum
	Director	August 10, 2009