Form 10-Q
period 2009-07-31
Inova Technology Inc.
filed 2009-09-21
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ______________ to _____________

Commission file number 000-27397

INOVA TECHNOLOGY INC.
(Exact name of small business issuer in its charter)

Nevada	98-0204280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 W. Sahara Ave. Suite 800 Las Vegas, NV 89102
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

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of  September 14, 2009: 2,462,060

In September 2009, Inova started trading on OTCBB stock exchange under the symbol INVA.OB and no longer trades as a pink sheets company.

Inova Technology Inc.

Form 10-K

Item 1. Financial Statements

Inova Technology, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	7/31/2009	4/30/2009
ASSETS
Current assets
Cash	$505,048	$1,087,894
Accounts receivables, net	-	262,734
Contracts receivable, net	2,654,618	1,818,482
Inventory	72,515	71,725
Cost in excess of billings	361,126	38,324
Prepaid and other current assets	12,862	64,781
Total current assets	3,606,169	3,343,940

Fixed assets, net	1,674,456	1,886,955
Intangible assets, net	1,038,183	1,218,140
Goodwill	8,164,342	8,164,342
Other Assets	53,474	42,212
Total assets	$14,536,624	$14,655,589

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$2,935,805	$2,022,593
Accrued liabilities	620,688	705,169
Deferred income	385,697	404,190
Current maturities of long-term debt (net of unamortized discount of $2,155,442 and $1,047,015)	2,650,700	3,589,814

Current maturities of long-term debt (related party)	1,601,721	1,590,985

Total current liabilities	8,194,611	8,312,751

Long term debt (related party)	142,532	142,532
Long term debt (net of unamortized discount of $610,169 and $183,514)	1,465,144	2,267,782

Total liabilities	9,802,287	10,723,065

Stockholders' equity
Convertible preferred stock, $0.001 par value; 25,000,000	1,500	1,500
shares authorized; 1,500,000 and 1,500,000
issued and outstanding, respectively
Common stock, $0.001 par value; 7,500,000 and 600,000	2,462	2,427
shares authorized; 2,462,060 and 2,427,060 shares
outstanding, respectively
Additional paid-in capital	10,257,611	7,966,774
Non-controlling interest in consolidated subsidiaries	2,748,744	-
Accumulated deficit	(8,275,980)	(4,038,177)
Total stockholders' equity	4,734,337	3,932,524
Total liabilities and stockholders' equity	$14,536,624	$14,655,589

See accompanying notes to consolidated financial statements

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Operations
For the three months ended July 31, 2009 and 2008 (unaudited)

	2009	2008

Revenues	$4,934,674	$5,892,315

Cost of revenues	(3,122,758)	(4,040,229)
Selling, general and administrative	(1,863,352)	(1,287,347)

Operating income (loss)	(51,436)	564,739

Other income (expense):
Loss on derivatives	(2,344,340)	-
Other income	690	-
Interest expense	(739,519)	(262,923)

Net income (loss)	$(3,134,605)	$301,816

Income (loss) per share
-Basic	$(1.29)	$0.13
-Diluted	$(1.29)	$0.09
Weighted average common shares
-Basic	2,436,675	2,382,581
-Diluted	2,436,675	3,535,994

See accompanying notes to consolidated financial statements

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended July 31, 2009 and 2008 (unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,134,605)	$301,816
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accrued management fees	-	30,000
Depreciation expense	201,965	9,214
Amortization expense	674,579	277,875
Loss on derivatives	2,344,340	-
Loss on sale of assets	7,459	-
Stock issued for services	70,000	-
Interest expense	-	126,340
Changes in operating assets and liabilities:
Increase (decrease) in accounts receivable	(573,402)	(64,700)
Increase (decrease) in inventory	(790)	15,718
Increase (decrease) in cost in excess of billing	(322,802)	-
Increase (decrease) in prepaid assets	43,733	(346,126)
Increase (decrease) in accounts payable and accrued expenses	828,730	649,024
Increase (decrease) in deferred income	(18,493)	116,683
Net cash provided by operating activities of operations	120,714	1,115,844

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(11,556)
Net cash used in investing activities	-	(11,556)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	579,841	671,125
Proceeds from notes payable - related parties	10,736	-
Repayments made on notes payable	(1,294,137)	(1,493,075)
Repayments made on notes payable - related parties	-	(37,700)
Capital contributions made by related party	-	-
Net cash used in financing activities	(703,560)	(859,650)
NET CHANGE IN CASH	(582,846)	244,638
CASH AT BEGINNING OF PERIOD	1,087,894	12,167
CASH AT END OF PERIOD	$505,048	$256,805

SUPPLEMENTAL INFORMATION:
Interest paid	$259,042	$42,209
Income taxes paid	55,000	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for partial payment of notes payable	$-	$1,087,247
Cumulative effect of change in accounting principle - reclassification
of derivative liabilities	3,952,920	-
Discount to notes payable on fair value of warrants	1,016,696	-
Reclass to non-controlling interest for	$2,748,744	-
Beneficial conversion feature discount on notes payable	-	280,942
Discount to notes payable on relative fair value of warrants	-	166,183
Preferred stock converted to common stock	-	120,573

See summary of accounting policies and notes to consolidated financial statements

INOVA TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 –BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Inova have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in Inova’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

DERIVATIVE FINANCIAL INSTRUMENTS

Inova does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Inova evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, Inova uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2008, the FASB issued EITF Issue 08-8, Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary (“EITF No. 08-8”). This Issue was effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. EITF No. 08-8 supersedes EITF No. 00-6 and amends EITF 00-19 such that provided that the subsidiary is a substantive entity, instruments indexed to the stock of a subsidiary could be considered indexed to the entity’s own stock within the consolidated financial statements. As a result of adopting EITF 08-8 during the quarter ended July 31, 2009, we have reclassified $2,748,744 from additional paid-in capital to non-controlling interest in our consolidated balance sheet as of July 31, 2009.  This amount reflects the fair value of warrants granted to third parties that can be exercised into stock of our consolidated subsidiaries, Desert Communications, Inc and Trakkers, LLC.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Since FAS 165 at most requires additional disclosures, the adoption did not have a material impact on Inova’s consolidated financial position, results of operations or cash flows.

NOTE 2 – RELATED PARTY TRANSACTIONS

Loans payable from related parties consists of advances from existing shareholders. These notes are secured, bear interest at 7% to 8%, and are repayable in two to three years. The amount due to Southbase is $142,532 and $101,721 is due to Advisors, LLC.

Seller notes with a balance of $1,500,000 were established in connection with the Desert Communications, Inc. purchase. They have an  interest rates of 7%, are secured and are due in December of 2009.

NOTE 3 –NOTES PAYABLE

Line of Credit with IBM Credit LLC:

Desert Communications, Inc. has a $2.5 million line of credit with IBM Credit LLC. This revolving line of credit has an interest rate of prime plus 2% and is secured by the assets of Desert. Payments are made based on a borrowing base calculation which determines availability.  During the quarter, Desert borrowed $314,841 against this line.

Debentures - Boone:

In May 2009 we issued a note payable of $120,750 due in December 2009 and in July 2009 we issued a note payable of $168,000 due in December 2009 to Boone. They are secured by all assets including the shares Inova holds of each of Inova’s subsidiaries.

These loans have the following financial requirements:

1) Maintain cash plus availability under IBM $2.5 million line of credit of $250,000 or greater;

2) EBITDA of $1.8 million for 12 month period ending December 31, 2009

3) No concentration above $2.5 million to any supplier through the IBM facility;

4) No concentration above 20% to any single customer;

5) No single accounts payable more than the greater of $300,000 or 20% of the accounts receivable balance under 60 days. The portion beyond 90 days past due must be less than 10% of the total accounts receivable.

As of July 31, 2009, Inova was not in compliance with the customer, accounts receivable and accounts payable concentration covenants, however Inova received a waiver from Boone as of July 31, 2009.

129,171 Inova warrants, 6 Desert warrants and warrants equal to 13.5% of Trakkers were issued to Boone with these notes. The warrants expire in 2013. They have an aggregated exercise price of $200. The fair value of these warrants was calculated using the Black-Scholes Model using these assumptions (1) 4.5% discount rate, (2) warrant life of 5 years, (3) expected volatility of 165%, and (4) zero expected dividends. The warrants were determined to be derivative liabilities under EITF 07-05 and FAS 133.  The fair value of these warrants at the inception of the notes was $1,065,786.  Accordingly, this resulted in a full discount to the notes of $288,750 and a loss on derivative liabilities of $800,786.  The loss is included in loss on derivatives in the consolidated statement of operations.  For more information on the derivative liabilities see Note 4.

Inova signed a put option agreement with Boone whereby anytime between 2010 and 2013, Boone can require Inova to repurchase from Boone up to 129,171 shares of Common Stock for $187,500. The Put is not in effect until Boone exercises their warrants. As of July 31, 2009, the warrants had not been exercised.

Registration rights:

In connection with the debentures, warrants, and put option agreement, Inova entered into a registration agreement that Inova file a registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of the underlying shares. The amount of shares to be registered is equal to the lesser of all shares issued under the agreements or one-third of the number of issued and outstanding shares of common stock held by non-affiliates. If Inova fails to file this registration statement on time, then Inova must pay two percent (2%) of the purchase price paid for the unregistered securities.

Inova analyzed the registration right arrangement under the guidance of FSP EITF 00-19-b and determined that the contingent obligation to make future payments under the registration payment arrangement is not probable and can not be reasonably estimated at inception because currently Boone has not yet exercised the outstanding warrants.  Consequently, no liability was recorded as of July 31, 2009.

All discounts will be amortized over the life of the notes using the effective interest method.

Other significant debt transactions during the 3 months ended July 31, 2009:

During the three months ended July 31, 2009, Inova made the following cash repayments on its outstanding notes payable:

Notes payable to Boone/Ascendiant/Agile	$364,674
Notes payable to IBM	860,359
Notes payable to Other	28,877
Notes payable to Desert/Trakkers/Right Tag previous owners	40,227

Total cash paid	$1,294,137

During the three months ended July 31, 2009, Inova recognized $470,635 of interest expense on the loan discounts originated from its financing arrangements with Boone, Ascendiant and Agile.

Ascendiant Note

Modification:

In July 2009, Inova modified the terms of its $500,000 note with Ascendiant to extend the due date from December 2009 to December 2010.  Also the interest rate on the note is now the higher of (i) Prime Rate plus 3% or (ii) 18%.

Inova evaluated the extension event under FAS No. 15, EITF 02-4 and EITF 96-19. Because the investors did not grant concessions on this outstanding loan, the transaction was not accounted for as troubled debt restructuring. Consequently, Inova evaluated these transactions under EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial. As a result, no gain or loss was recorded on the date of the extension since the modification in terms is not considered significant.

The Ascendiant note has the same covenants in place as the Boone notes described above.  As of July 31, 2009, Inova was not in compliance with the customer, accounts receivable and accounts payable concentration covenants.  Because of this, the note is in default as of July 31, 2009.  The default interest rate is 18% and therefore no different than the modified rate above.  In addition, while in default the note is due on demand and therefore classified as short term debt in our consolidated balance sheet.

NOTE 4 - DERIVATIVE LIABILITIES

In June 2008, the FASB finalized EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The EITF lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The EITF is effective for fiscal years beginning after December 15, 2008. 1,904,634 warrants to purchase Inova’s common stock, 92 warrants to purchase Desert Communications, Inc. common stock,  warrants to purchase 19.44% of Trakkers, LLC, and two conversion options embedded in notes payable agreements that were previously classified in equity were reclassified to derivative liabilities on May 1, 2009 as a result of this EITF. Inova estimated the fair value of these liabilities as of May 1, 2009 to be $4,886,427 by recording a reduction of $2,526,150 to Additional Paid In Capital, $1,103,198 to Accumulated Deficit and an increase of $1,257,078 to discounts on notes payable to which these instruments were related. The effect of this adjustment was recorded as a cumulative effect of change in accounting principle in our consolidated statement of stockholders’ equity. In addition, warrants granted in association with notes payable issued during the quarter described in Note 3 above also were recorded as derivative liabilities at inception.  The fair value of the derivative liabilities at inception was $1,065,786.

The fair value of these liabilities was estimated to be $7,495,766 at July 31, 2009. The $1,543,545 change in fair value is reported in our consolidated statement of operations as a loss on derivatives.

Variables used in the Black-Scholes option-pricing model to value these derivative liabilities include (1) 1.89% to 3.41% risk-free interest rate, (2) warrant life is the contractual life of these warrants, (3) expected volatility 212% to 550%, and (4) zero expected dividends.

Inova amended the above warrant and convertible note agreements as of June 30, 2009 and July 31, 2009 to remove the provisions that triggered derivative accounting under EITF 07-05 and FAS 133. Specifically, the sections in the agreements related to issuing anti-dilutive warrants based on a measure other than one linked to the company’s stock price were removed. As a result of these amendments, the $7,495,766 derivative liability created during the quarter while the provisions were still effective was moved to additional paid in capital when the documents were modified.

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

3 month Segment info:

	Corporate	Edgetech	RFID	DCI	Total

Net sales		86,849	368,331	4,479,494	4,934,674

Net loss	(2,474,853)	(232,409)	(619,214)	191,871	(3,134,605)

Assets (gross)	5,155,572	138,030	5,781,174	3,461,848	14,536,624

NOTE 6 - WARRANTS

Summary information regarding warrants is as follows:

During the quarter ended July 31, 2009, Inova granted 106,160 warrants, 6 Desert warrants and warrants equal to 13.5% of Trakkers in several issuances related to monies borrowed under term loans. These warrants vest immediately. In addition to warrants granted with notes payable described in Note 3, Inova issued 106,160 warrants under anti-dilution provisions within the warrant agreements.  They have an aggregated exercise price of $200. The fair value of these warrants was calculated using the Black-Scholes Model using these assumptions (1) 4.5% discount rate, (2) warrant life of 5 years, (3) expected volatility of 165%, and (4) zero expected dividends. The warrants were determined to be derivative liabilities under EITF 07-05 and FAS 133.  The fair value of these warrants at the inception of the notes was $1,065,786.

The warrants above are subject to a put option agreement whereby anytime between June 10, 2010 and June 10, 2012, the lender can require Inova to repurchase the above warrant shares for $187,500. If Inova fails to make the required payment within 30 days, the repurchase price will become a convertible note that is convertible into the same number of warrant shares.  The put option is not in effect until the warrants are exercised. As of July 31, 2009, the warrants had not been exercised.

Warrants to purchase Inova common stock:
Outstanding at April 30, 2009	2,033,541
Granted	235,331
Exercised	-
Expired	-
Outstanding at July 31, 2009	2,268,872

Warrants to purchase Desert Communications, Inc. common stock: 743 total shares outstanding
Outstanding at April 30, 2009	92
Granted	6
Exercised	-
Expired	-
Outstanding at July 31, 2009	98

Warrants to purchase Trakkers, LLC common stock:
Outstanding at April 30, 2009	19.44%
Granted	13.50%
Exercised	-
Expired	-
Outstanding at July 31, 2009	32.94%

NOTE 7 – COMMON STOCK

32,500 shares of common stock valued at $65,000 were issued to a third party as payment of commission on a note payable.

2,500 shares of common stock valued at $5,000 were issued to a third party as payment for investor relations services.

NOTE 8 – SUBSEQUENT EVENTS

In August 2009, Inova borrowed an additional $137,788 from Boone. The Company issued warrants with this note equal to 5 shares of Desert common stock and these warrants have a total exercise price of $100. These warrants have a put option of $45,000. The interest on this note is the higher of prime + 4% or 11.25%, with principal due June 2010 and interest paid until then.   The shares underlying the warrants are subject to registration rights similar to other Boone notes described in footnote 3.

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

Inova has evaluated subsequent events through the date of this filing.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JULY 31, 2009
Net revenues decreased from $5,892,315 in the three-month period ending July 31, 2008 to $4,934,674 for the three-month period ending July 31, 2009. The decrease in revenue is due to timing differences in contracts that will generate revenue in Q2 and Q3 and the worldwide economic slowdown.

Cost of sales decreased from $4,040,229 in the three-month period ending July 31, 2008 to $3,122,758 for the three-month period ending July 31, 2009. The decrease came from the revenue decrease described above.

Operating expenses increased from $1,287,347 for the three months ending July 31, 2008 to $1,863,352 for the same period in 2009. This was mainly due to the fixed expenses incurred by the newly-acquired Trakkers such as depreciation expense and payroll expense.

Net income (loss) decreased from $301,816 for the three months ending July 31, 2008 to ($3,134,605) for the same period in 2009. This is due to a on-time loss on derivatives of $2,344,340, an increase in interest expense and the fixed costs from newly acquired Trakkers. The loss on derivatives was added back to additional paid in capital so had no net impact on total equity.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the three month period ended July 31, 2009 was $120,714, as compared to cash provided by operations of $1,115,844 for the three months ended July 31, 2008. This change is primarily due to lower revenues combined with Trakkers’ fixed expenses mentioned above. Cash used in investing activities for the three month period ended July 31, 2009 was $0, as compared to $11,556 for the three months ended July 31, 2008. Cash used for financing activities for the three month period ended July 31, 2009 was $703,560, as compared to $859,650 used for the three months ended July 31, 2008.

Our operating activities for the three months ended July 31, 2009, have generated adequate cash to meet our operating needs. As of July 31, 2009, we had cash and cash equivalents totaling $505,048, and accounts receivable of $2,654,618.

EBITDA

EBITDA for the 3 month period is $346,176. EBITDA is Earnings before interest, tax, depreciation and amortization:

3 months ending 7/31/09

Net income	$(3,134,605)

Interest	739,519

Tax	15,000

Depreciation/amortization	381,922

Loss on Derivatives	2,344,340

EBITDA	$346,176

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

None

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

Dated: September 18, 2009	By:	/s/ Adam Radly
Adam Radly
Chief Executive Officer

Dated: September 18, 2009	By:	/s/ Bob Bates
Bob Bates
Chief Financial Officer