Form 10-Q
period 2009-10-31
Inova Technology Inc.
filed 2009-12-21
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ______________ to _____________

Commission file number 000-27397

INOVA TECHNOLOGY INC.
(Exact name of small business issuer in its charter)

Nevada	98-0204280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 W. Sahara Ave. Suite 800 Las Vegas, NV 89102
(Address of principal executive offices)

89146	(800) 757-9808
(Postal Code)	(Issuer's telephone number)

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

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of December 21, 2009: 2,483,210

In September 2009, Inova started trading on OTCBB stock exchange under the symbol INVA.OB and no longer trades as a pink sheets company.

Inova Technology Inc.

Form 10-K

Item 1. Financial Statements

Inova Technology, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	10/31/09	4/30/2009
ASSETS

Current assets
Cash	$359,137	$1,087,894
Accounts receivables, net	-	262,734
Contracts receivable, net	1,860,217	1,818,482
Inventory	104,398	71,725
Cost in excess of billings	149,323	38,324
Prepaid and other current assets	60,657	64,781

Total current assets	2,533,732	3,343,940

Fixed assets, net	1,507,011	1,886,955
Intangible assets, net	858,327	1,218,140
Goodwill	8,164,342	8,164,342
Other Assets	40,504	42,212

Total assets	$13,103,916	$14,655,589

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,986,111	$2,022,593
Accrued liabilities	708,609	705,169
Deferred income	379,764	404,190
Current maturities of long-term debt (net of unamortized
discount of $1,982,447 and $1,047,015)	2,390,635	3,589,814
Current maturities of long-term debt (related party)	1,500,000	1,590,985

Total current liabilities	6,965,119	8,312,751

Long term debt (related party)	142,532	142,532
Long term debt - net of current maturities (net of unamortized
discount of $400,218 and $183,514)	1,960,736	2,267,782

Total liabilities	9,068,387	10,723,065

Stockholders' equity
Convertible preferred stock, $0.001 par value; 25,000,000	1,500	1,500
shares authorized; 1,500,000 and 1,500,000
issued and outstanding, respectively
Common stock, $0.001 par value; 7,500,000 and 600,000	2,483	2,427
shares authorized; 2,483,210 and 2,427,060 shares
outstanding, respectively
Additional paid-in capital	10,363,597	7,966,774
Non-controlling interest	2,748,744	-
Accumulated deficit	(9,080,795)	(4,038,177)

Total stockholders' equity	4,035,529	3,932,524

Total liabilities and stockholders' equity	$13,103,916	$14,655,589

See notes to consolidated financial statements

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Operations
For the three months ended October 31, 2009 and 2008 (unaudited)

	2009	2008

Revenues	$4,129,896	$6,781,040

Cost of revenues	(2,014,542)	(4,956,556)
Selling, general and administrative	(1,695,060)	(1,313,350)
Depreciation & amortization expense	(354,754)	(301,988)

Operating income	65,540	209,146

Other income (expense):
Interest expense	(870,355)	(516,360)

Net loss	$(804,815)	$(307,214)

Basic and diluted loss per share:

Loss per share	$(0.32)	$(0.13)
Weighted average common shares	2,479,026	2,426,643

See notes to consolidated financial statements

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Operations
For the six months ended October 31, 2009 and 2008 (unaudited)

	2009	2008

Revenues	$9,064,570	$12,673,355

Cost of revenues	(5,137,300)	(8,996,785)
Selling, general and administrative	(3,175,800)	(2,454,605)
Depreciation & amortization expense	(736,676)	(448,080)

Operating income	14,794	773,885

Other income (expense):
Loss on derivative	(2,344,340)	-
Interest expense	(1,609,874)	(779,283)

Net loss	$(3,939,420)	$(5,398)

Basic and diluted loss per share:
Loss per share	$(1.60)	$(0.00)
Weighted average common shares	2,457,874	2,426,643

See notes to consolidated financial statements

Inova Technology, Inc. and Subsidiaries
Consolidated statements of cash flows (unaudited)
For the 6 months ended October 31, 2009 and 2008

	2009	2008
CASH FLOWS OPERATING ACTIVITIES
Net loss	$(3,939,420)	$(5,398)
Adjustments to reconcile net loss to net cash used provided by operating activities:
Depreciation expense	376,863	185,123
Loss on sale of assets	7,459	-
Amortization expense - loan discounts, deferred financing costs	989,285	453,363
Amortization expense - intangible	359,813	262,957
Stock issued for services	115,649	-
Derivative loss	2,344,340	-
Management fees	-	30,000
Additional Interest expense	-	126,340
Changes in operating assets and liabilities:
Increase (decrease) in accounts receivable	220,999	(1,377,427)
Increase (decrease) in inventory	(32,673)	(115,062)
Increase (decrease) in cost in excess of billing	(110,999)	128,311
Increase (decrease) in prepaid assets	1,455	(643)
Increase (decrease) in A/P and accrued expenses	32,299	2,099,809
Increase (decrease) in deferred income	(24,426)	115,380
Net cash provided by operating activities of operations	340,644	1,902,753

CASH FLOW INVESTING ACTIVITIES
Cash acquired from acquisition - Trakkers	-	66,614
Purchase of Trakkers/Tesselon	-	(2,717,900)
Net cash used in investing activities	-	(2,651,286)

CASH FLOW FINANCING ACTIVITIES
Proceeds from notes payable, net of original issue discounts	1,259,216	3,412,023
Repayments made on notes payable	(2,237,632)	(2,014,832)
Proceeds from notes payable - related parties	10,736	56,031
Repayments made on notes payable - related parties	(101,721)	(92,532)
Net cash provided by financing activities	(1,069,401)	1,360,690
NET CHANGE IN CASH	(728,757)	612,157
CASH AT BEGINNING OF YEAR	1,087,894	12,167
CASH AT END OF PERIOD	$359,137	$624,324

SUPPLEMENTAL INFORMATION:
Interest paid	$528,475	$174,546
Income taxes paid	-	-

NON-CASH INVESTINGAND FINANCING ACTIVITIES:
Common stock issued for partial payment of notes payable	$-	$1,087,247
Seller financed purchase of Trakkers	-	2,028,089
Preferred stock issued to acquire Trakkers/Tesselon	-	120,573
Beneficial conversion feature discount on notes payable	-	280,942
Discount to notes payable on relative fair value of warrants	1,077,054	166,183
Cumulative effect of change in accounting principle - reclassification of derivaitive liability
	3,952,290	-
Reclass to non-controlling interest	2,748,744	-

See notes to consolidated financial statements

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2008, the FASB issued EITF Issue 08-8, Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary (“EITF No. 08-8”). This Issue was effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. EITF No. 08-8 supersedes EITF No. 00-6 and amends ASC 815-15 (EITF 00-19) such that provided that the subsidiary is a substantive entity, instruments indexed to the stock of a subsidiary could be considered indexed to the entity’s own stock within the consolidated financial statements. As a result of adopting EITF 08-8 during the quarter ended July 31, 2009, we have reclassified $2,748,744 from additional paid-in capital to non-controlling interest in our consolidated balance sheet as of October 31, 2009.  This amount reflects the fair value of warrants granted to third parties that can be exercised into stock of our consolidated subsidiaries, Desert Communications, Inc and Trakkers, LLC.

In May 2009, the FASB issued ASC 855 (SFAS No. 165), “Subsequent Events”, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 (SFAS 165) also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Since ASC 855 (FAS 165) at most requires additional disclosures, the adoption did not have a material impact on Inova’s consolidated financial position, results of operations or cash flows.

NOTE 2 – RELATED PARTY TRANSACTIONS

Loans payable from related parties consists of advances from existing shareholders. These notes are unsecured, bear interest at 7%, and are due in May 21, 2017. The amount due to Southbase is $142,532.

During the three months ended October 31, 2009 Inova had paid off the loan payable from Advisors, LLC with an amount of $142,532.

Seller notes with a balance of $1,500,000 were established in connection with the Desert Communications, Inc. purchase. They have interest rates of 7%, are secured and are due in December of 2009.

NOTE 3 –NOTES PAYABLE

Line of Credit with IBM Credit LLC:

Desert Communications, Inc. has a $2.5 million line of credit with IBM Credit LLC. This revolving line of credit has an interest rate of prime plus 2% and is secured by the assets of Desert. Payments are made based on a borrowing base calculation which determines availability.  During the 6 months ending October 31, Desert borrowed $726,217 and incurred $1,414,670 in cash payment against this line resulted a notes payable of $727,499.

Debentures - Boone:

In the first quarter of fiscal year 2010 we issued additional notes payable of $120,750 and $168,000 due in December 2009.  These notes had original issue discounts of $23,750  In the second quarter of fiscal year 2010 we issued notes payable of $137,788 and $181,570 due in June 2010 and on demand.  These notes had original issue discounts of $51,358. They are secured by all assets including the shares Inova holds of each of Inova’s subsidiaries.

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

As of October 31, 2009, Inova was not in compliance with the customer, accounts receivable and accounts payable concentration covenants,  however Inova received a waiver from Boone as of October 31, 2009.

The following is a summary of all notes payable with unamortized discounts as of October 31, 2009:

	Principal	Unamortized	Carrying
	Amount	Discount	Amount
Boone	$2,747,057	1,961,008	$786,049

Ascendiant	500,000	396,800	103,200

IBM – Trakkers Lease Facility	420,647	24,857	395,790

Other debt	4,708,864	-	4,708,864

Total	$8,376,568	$2,382,665	$5,993,903

In conjunction with the notes payable issued during the first quarter of fiscal 2010, 129,171 Inova warrants, 6 Desert warrants and warrants equal to 13.5% of Trakkers were issued to Boone. The warrants expire in 2014. They have an aggregated exercise price of $200. The fair value of these warrants was calculated using the Black-Scholes Model using these assumptions (1) 2.5% to 4.5% discount rate, (2) warrant life of 5 years, (3) expected volatility of 165% to 347%, and (4) zero expected dividends. The warrants were determined to be derivative liabilities under ASC 815-15 (EITF 07-05) and ASC 815-20 (FAS 133).  The fair value of these warrants at the inception of the notes was $1,065,786.  Accordingly, this resulted in a full discount to the notes of $288,750 and a loss on derivative liabilities of $800,786.  The loss is included in loss on derivatives in the consolidated statement of operations.  For more information on the derivative liabilities see Note 4.

In conjunction with the $137,788 note payable issued during the second quarter of fiscal 2010, 45,238 Inova warrants and 5 Desert warrants were issued to Boone. They have an aggregated exercise price of $200. The fair value of these warrants was calculated using the Black-Scholes Model using these assumptions (1) 2.5% discount rate, (2) warrant life of 5 years, (3) expected volatility of 347%, and (4) zero expected dividends. These warrants were not determined to be derivative liabilities under ASC 815-15. The relative fair value of the warrants at the inception of the notes was determined to be $60,358 and was recorded as a discount to the note to be amortized through maturity of the note using the effective interest method.

Inova signed a put option agreement with Boone whereby anytime between 2010 and 2013, Boone can require Inova to repurchase from Boone up to 129,171 shares of Common Stock for $187,500. In addition, during the quarter ended October 31, 2009, put options that previously could not be exercised until 2010 for $1,000,000  of possible warrant exercises were accelerated to October 30, 2009.  The put options are not in effect until Boone exercises their warrants. As of October 31, 2009, the warrants had not been exercised.

Registration rights:

In connection with the debentures, warrants, and put option agreement, Inova entered into a registration agreement that Inova file a registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of the underlying shares. The amount of shares to be registered is equal to the lesser of all shares issued under the agreements or one-third of the number of issued and outstanding shares of common stock held by non-affiliates. If Inova fails to file this registration statement within 90 calendar days, then Inova must pay two percent (2%) of the purchase price paid for the unregistered securities.

Inova analyzed the registration right arrangement under the guidance of ASC 815-15 and determined that the contingent obligation to make future payments under the registration payment arrangement is not probable and can not be reasonably estimated at inception because currently Boone has not yet exercised the outstanding warrants. Consequently, no liability was recorded as of October 31, 2009 and Inova has received a waiver from Boone that granted an extension from today until year-end to be filed with the SEC.

All discounts will be amortized over the life of the notes using the effective interest method.

Other significant debt transactions during the 6 months ended October 31, 2009:

During the six months ended October 31, 2009, Inova made the following cash repayments on its outstanding notes payable:

Notes payable to Boone/Ascendiant/Agile	$640,522
Notes payable to IBM	1,476,790
Notes payable to Other	161,406
Notes payable to Desert/Trakkers/Right Tag previous owners	60,635

Total cash paid	$2,339,353

During the six months ended October 31, 2009, Inova received the following debt proceeds:

Notes payable to Boone	$532,999
Notes payable to IBM	726,217

Total cash received	$1,259,216

During the six months ended October 31, 2009, Inova recognized $961,616 of interest expense on the loan discounts originated from its financing arrangements with Boone, Ascendiant and Agile.

Ascendiant Note

Modification:

In July 2009, Inova modified the terms of its $500,000 note with Ascendiant to extend the due date from December 2009 to December 2010.  Also the interest rate on the note is now the higher of (i) Prime Rate plus 3% or (ii) 18%.

Inova evaluated the extension event under ASC 470-60 and ASC 470-50. Because the investors did not grant concessions on this outstanding loan, the transaction was not accounted for as troubled debt restructuring. Consequently, Inova evaluated these transactions under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial. As a result, no gain or loss was recorded on the date of the extension since the modification in terms is not considered significant.

The Ascendiant note has the same covenants in place as the Boone notes described above.  As of October 31, 2009, Inova was not in compliance with some covenants.  Because of this, the note is in default as of October 31, 2009.  The default interest rate is 18% and therefore no different than the modified rate above.  In addition, while in default the note is due on demand and therefore classified as short term debt in our consolidated balance sheet.

In October 2009, Inova modified the terms of its $1,528,089 note with Trakkers to extend the first principal payment date from September 2009 to December 2010.

Inova evaluated the extension event under ASC 470-60. Because the investors did not granted a concessions on this outstanding loan, the transaction was not accounted for as troubled debt restructuring. Consequently, Inova evaluated these transactions under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial. As a result, the debt modification was not substantial and therefore the new debt terms will be accounted for prospectively..

NOTE 4 - DERIVATIVE LIABILITIES

In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The EITF lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The EITF is effective for fiscal years beginning after December 15, 2008. 1,904,634 warrants to purchase Inova’s common stock, 92 warrants to purchase Desert Communications, Inc. common stock,  warrants to purchase 19.44% of Trakkers, LLC, and two conversion options embedded in notes payable agreements that were previously classified in equity were reclassified to derivative liabilities on May 1, 2009 as a result of this EITF. Inova estimated the fair value of these liabilities as of May 1, 2009 to be $4,886,427 by recording a reduction of $2,526,150 to Additional Paid In Capital, $1,103,198 to Accumulated Deficit and an increase of $1,257,078 to discounts on notes payable to which these instruments were related. The effect of this adjustment was recorded as a cumulative effect of change in accounting principle in our consolidated statement of stockholders’ equity. In addition, warrants granted in association with notes payable issued during the first quarter described in Note 3 above also were recorded as derivative liabilities at inception.  The fair value of the derivative liabilities at inception was $1,065,786.

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

Inova amended the above warrant and convertible note agreements as of June 30, 2009 and July 31, 2009 to remove the provisions that triggered derivative accounting under ASC 815-15. Specifically, the sections in the agreements related to issuing anti-dilutive warrants based on a measure other than one linked to the company’s stock price were removed. As a result of these amendments, the $7,495,766 derivative liability created during the quarter while the provisions were still effective was moved to additional paid in capital when the documents were modified.

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

6 month Segment info:

	Corp	Edgetech	Scanners/RFID	Desert	Total
Net sales	-	180,983	1,023,890	7,859,697	9,064,570
Net loss/(income)	4,262,994	(58,638)	681,881	(946,817)	3,939,420
Assets (gross)	5,063,626	102,435	5,543,079	2,394,776	13,103,916

NOTE 6 - WARRANTS

Summary information regarding warrants is as follows:

During the six months ended October 31, 2009, Inova granted 129,171 warrants, 6 Desert warrants and warrants equal to 13.5% of Trakkers in several issuances related to monies borrowed under term loans. These warrants vest immediately. In addition to warrants granted with notes payable described in Note 3, Inova issued 106,160 warrants under anti-dilution provisions within the warrant agreements.  They have an aggregated exercise price of $200. The fair value of these warrants was calculated using the Black-Scholes Model using these assumptions (1) 2.5% to 4.5% discount rate, (2) warrant life of 5 years, (3) expected volatility of 165% to 347%, and (4) zero expected dividends. The warrants were determined to be derivative liabilities under ASC 815-15.  The fair value of these warrants at the inception of the notes was $1,065,786.

On August 28, 2009, Inova granted 45,238 warrants and 5 Desert with notes payable described in Note 3. They have an aggregated exercise price of $200. The fair value of these warrants was calculated using the Black-Scholes Model using these assumptions (1) 2.5% discount rate, (2) warrant life of 5 years, (3) expected volatility of 347%, and (4) zero expected dividends. The relative fair value of the warrants at the inception of the notes was $60,358.

The warrants above are subject to a put option agreement whereby anytime between June 10, 2010 and June 10, 2012, the lender can require Inova to repurchase the above warrant shares for $187,500. If Inova fails to make the required payment within 30 days, the repurchase price will become a convertible note that is convertible into the same number of warrant shares.  In addition, during the quarter ended October 31, 2009, put options that previously could not be exercised until 2010 for $1,000,000  of possible warrant exercises were accelerated to October 30, 2009.  The put options are not in effect until Boone exercises their warrants. As of October 31, 2009, the warrants had not been exercised.

Warrants to purchase Inova common stock:
Outstanding at April 30, 2009	2,033,541
Granted	280,569
Exercised	-
Expired	-
Outstanding at October 31, 2009	2,314,110

Warrants to purchase Desert Communications, Inc. common stock: 743 total shares outstanding
Outstanding at April 30, 2009	92
Granted	11
Exercised	-
Expired	-
Outstanding at October 31, 2009	103

Warrants to purchase Trakkers, LLC common stock:
Outstanding at April 30, 2009	19.44%
Granted	13.50%
Exercised	-
Expired	-
Outstanding at October 31, 2009	32.94%

NOTE 7 – COMMON STOCK

32,500 shares of common stock valued at $65,000 were issued to a third party as payment of commission on a note payable.

2,500 shares of common stock valued at $5,000 were issued to a third party as payment for investor relations services.

21,150 shares of common stock valued at $45,649 were issued to former owners of Inova subsidiaries as payment for earn-outs.

NOTE 8 – SUBSEQUENT EVENTS

The Desert sellers have agreed to defer their $1.5 million note due in December. This is part of a debt restructure done with Boone so the sellers will be paid 7% interest until June, 2010. The interest paid from June, 2010 until the newer Boone notes are paid off will be 10%. The principal will be paid from free cash flow and is expected to be paid off in September, 2014.

Inova evaluated subsequent events through December 21, 2009.

Item 2. Management Discussion and Analysis of Financial Condition and Result of Operations.

The information contained in this Manageent’s Discussion and Analysis of Financial Condition and Results of Operation contains “forward looking statements.” Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although our management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be materially different from the expectations expressed in this Annual Report. The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes included in Item 1.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2009

Net revenues decreased from $6,781,040 in the three-month period ending October 31, 2008 to $4,129,895 for the three-month period ending October 31, 2009. The decrease in revenue is due to changes in the timing of various projects, in addition to the worldwide economic slowdown.

Cost of sales decreased from $4,956,556 in the three-month period ending October 31, 2008 to $2,014,542 for the three-month period ending October 31, 2009. The decrease came from the revenue decrease described above. Costs as a percent of revenue declined from 73% to 48% due to more profitable jobs in some subsidiaries.

Operating expenses increased from $1,615,338 for the three months ending October 31, 2008 to $2,049,813 for the same period in 2009. This was mainly due to the expansion of the Company with the acquisition of Trakkers in September 2008.

Net loss increased from ($307,214) for the three months ending October 31, 2008 to ($804,815) for the same period in 2009. This is due to an increase in interest and depreciation expense.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED OCTOBER 31, 2009

Net revenues decreased from $12,673,355 in the six-month period ending October 31, 2008 to $9,064,569 for the six-month period ending October 31, 2009. The decrease in revenue is due to changes in the timing of various projects and the worldwide economic slowdown.

Cost of sales decreased from $8,996,785 in the six-month period ending October 31, 2008 to $5,137,300 for the six-month period ending October 31, 2009. The decrease came from the revenue decrease described above.

Operating expenses increased from $2,902,685 for the six months ending October 31, 2008 to $3,912,475 for the same period in 2009. This was mainly due to the expansion of the Company with the acquisition of Trakkers in September, 2008.

Net loss increased from ($5,398) for the six months ending October 31, 2008 to ($3,939,420) for the same period in 2009. This is due to a one-time loss on derivatives of $2,344,340, an increase in interest expense and the depreciation and other costs from newly acquired Trakkers. The loss on derivatives was added back to additional paid in capital so had no net impact on total equity.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the six month period ended October 31, 2009 was $340,643 as compared to cash provided by operations of $1,902,753 for the six months ended October 31, 2008. This change is primarily due to lower revenues combined with fixed expenses associated with the Trakkers acquisition in September, 2008. Cash used in investing activities for the six month period ended October 31, 2009 was $0, as compared to $2,651,286 for the six months ended October 31, 2008. Cash used by financing activities for the period ended October 31, 2009 was $1,069,400, as compared to $1,360,690 for the six months ended October 31, 2008.

Our operating activities for the six months ended October 31, 2009, have generated adequate cash to meet our operating needs. As of October 31, 2009, we had cash and cash equivalents totaling $359,137, and accounts receivable of $1,860,217.

Boone has agreed to restructure its debt for Desert to defer principal payments until June, 2010. From June 2010 thru September 2011 the newer notes of  approximately $726,000 (including $550,000 to fund December, 2009) will be paid. Then from September 2011 thru February 2014 the balance of the original notes will be paid.

The new interest rate on the note is 17.5% and $1,000,000 of warrants are anticipated to be exercised in July 2010 with related put liabilities starting to be paid in September 2011. The restructure fee associated with these restructures is $20,000.

Boone has agreed to restructure its debt for Trakkers. In calendar 2010 $135,977 will be paid, and the remainder of the notes will be amortized out of free cash flow until 2013. The interest rate of the note will be 17.5%.

EBITDA

EBITDA for the 3 month period is $427,921. EBITDA is Earnings before interest, tax, depreciation and amortization:

EBITDA	31-Oct-09

Net income	(804,815)

Interest	870,355

Tax	7,626

Depreciation/Amortization	354,755

EBITDA	427,921

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

Dated: December 21, 2009	By:	/s/ Adam Radly
Adam Radly
Chief Executive Officer

Dated: December 21, 2009	By:	/s/ Bob Bates
Bob Bates
Chief Financial Officer