Form 10-Q
period 2010-01-31
Inova Technology Inc.
filed 2010-03-22
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010

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

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of March 19, 2010: 2,509,698

In September 2009, Inova started trading on OTCBB stock exchange under the symbol INVA.OB and no longer trades as a pink sheets company.

Inova Technology Inc.

Form 10-Q

Item 1. Financial Statements
Inova Technology, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	January 31, 2010	April 30, 2009
ASSETS

Current assets
Cash	209,059	$1,087,894
Accounts receivables, net	271,047	262,734
Contracts receivable, net	2,154,364	1,818,482
Inventory	109,875	71,725
Cost in excess of billings	187,612	38,324
Prepaid and other current assets	29,496	64,781

Total current assets	2,961,453	3,343,940

Fixed assets, net	1,340,810	1,886,955
Intangible assets, net	689,669	1,218,140
Goodwill	8,164,342	8,164,342
Other Assets	39,650	42,212

Total assets	$13,195,924	$14,655,589

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	2,380,509	$2,022,593
Accrued liabilities	535,561	705,169
Deferred income	368,171	404,190
Current maturities of long-term debt	2,879,361	3,589,814
Current maturities of long-term debt (related party)	-	1,590,985

Total current liabilities	6,163,602	8,312,751

Long term debt (related party)	1,642,532	142,532
Long term debt - net of current maturities	1,334,477	2,267,782

Total liabilities	9,140,611	10,723,065

Stockholders' equity
Convertible preferred stock, $0.001 par value; 25,000,000	1,500	1,500
shares authorized; 1,500,000 and 4,951,000
issued and outstanding, respectively
Common stock, $0.001 par value; 7,500,000 and 600,000	2,510	2,427
shares authorized; 2,509,698 and 2,427,060 shares
outstanding, respectively
Additional paid-in capital	10,835,658	7,966,774
Non-controlling interest	2,953,760
Accumulated deficit	(9,738,115)	(4,038,177)

Total stockholders' equity	4,055,313	3,932,524

Total liabilities and stockholders' equity	$13,195,924	$14,655,589

See summary of accounting policies and notes to consolidated financial statements.

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Operations
For the three months ended January 31, 2010 and 2009 (unaudited)

	2010	2009

Revenues	$3,810,135	$5,338,688

Cost of revenues	(2,110,577)	(3,249,600)
Selling, general and administrative	(1,359,541)	(1,576,965)
Depreciation and amortization expense	(295,503)	(363,401)
Loss on asset sale	-	-

Operating income	44,514	148,722

Other income (expense):
Loss on derivative	(9,747)	-
Other income	5,529	-
Interest expense	(697,616)	(576,198)

Net loss	(657,320)	$(427,476)

Basic and diluted loss per share:

Loss per share	$(0.26)	$(0.18)
Weighted average common shares	2,497,467	2,419,384

See summary of accounting policies and notes to consolidated financial statements.

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Operations
For the nine months ended January 31, 2010 and 2009 (unaudited)

	2010	2009

Revenues	$12,874,705	$18,012,044

Cost of revenues	(7,247,877)	(12,246,387)
Selling, general and administrative	(4,578,387)	(4,068,304)
Depreciation and amortization expense	(1,032,179)	(774,742)
Loss on asset sale	(7,459)	-

Operating income	8,803	922,611

Other income (expense):
Loss on derivative	(2,344,340)	-
Other income	45,992	-
Interest expense	(2,307,195)	(1,355,480)

Net loss	(4,596,740)	$(432,869)

Basic and diluted loss per share:
Loss per share	$(1.86)	$(0.18)
Weighted average common shares	2,471,068	2,407,116

See summary of accounting policies and notes to consolidated financial statements

Inova Technology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the 9 months ended January 31, 2010 and 2009 (unaudited)

	2010	2009
CASH FLOWS OPERATING ACTIVITIES
Net loss	$(4,596,740)	$(432,869)
Adjustments to reconcile net income to net cash used provided by operating activities:

Depreciation expense	557,178	203,902
Loss on sale of assets	7,459	-
Management fees	-	30,000
Amortization expense - loan discounts, deferred financing costs and intangibles)	1,474,536	551,422
Amortization expense - intangible	528,471	446,189
Stock issued for services	214,725	-
Derivative loss	2,344,340	-
Additional shares issued for interest expense	-	126,339

Changes in operating assets and liabilities:
Accounts receivable	(344,195)	(193,840)
Inventory	(38,150)	-
Costs in excess of billing	(149,288)	(368,087)
Prepaid expenses and other current assets	37,848	15,522
Accounts payable and accrued expenses	246,963	485,220
Deferred income	(36,019)	99,784
Net cash provided by operating activities of operations	247,128	963,582

CASH FLOW INVESTING ACTIVITIES
Purchase of Trakkers/Tesselon	-	(2,651,286)
Purchase of fixed assets	-	-
Net cash used in investing activities	-	(2,651,286)

CASH FLOW FINANCING ACTIVITIES
Proceeds from notes payable, net of original issue discounts	1,666,536	4,573,297
Repayments made on notes payable	(2,701,514)	(2,163,665)
Proceeds from notes payable - related parties	10,736	125,670
Repayments made on notes payable - related parties	(101,721)	(542,960)

Net cash provided by (used in) financing activities	(1,125,963)	1,992,342
NET CHANGE IN CASH	(878,835)	304,638

CASH AT BEGINNING OF YEAR	1,087,894	12,167
CASH AT END OF YEAR	$209,059	$316,805

SUPPLEMENTAL INFORMATION:
Interest paid	$644,901	$174,546
Income taxes paid	-	-

NON-CASH INVESTINGAND FINANCING ACTIVITIES:
Common stock issued for partial payment of notes payable	$-	$1,087,247
Common stock issued for conversion of preferred stock	-	-
Seller financed Honda Accord purchase	18,492	-
Seller financed purchase of Desert Communication	-	-
Seller financed purchase of Trakkers	-	2,028,089
Preferred stock issued to acquire Trakkers/Tesselon	-	120,573
Beneficial conversion feature discount on notes payable	-	280,942
Beneficial conversion feature discount from Agile debt extinguishment	83,333	-
Discount to notes payable on relative fair value of warrants	1,571,749	166,183
Cumulative effect of change in accounting principle-reclassification of	3,952,290	-
derivative liability

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2008, the FASB issued ASC 815-40 (formerly EITF Issue 08-8), Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary (“EITF No. 08-8”). This Issue was effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. EITF No. 08-8 supersedes EITF No. 00-6 and amends ASC 815-15 (EITF 00-19) such that provided that the subsidiary is a substantive entity, instruments indexed to the stock of a subsidiary could be considered indexed to the entity’s own stock within the consolidated financial statements. As a result of adopting EITF 08-8 during the quarter ended January 31, 2010, we have reclassified $2,878,480 from additional paid-in capital to non-controlling interest in our consolidated balance sheet as of January 31, 2010.  This amount reflects the fair value of warrants granted to third parties that can be exercised into stock of our consolidated subsidiaries, Desert Communications, Inc and Trakkers, LLC.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

Loans payable from related parties consists of advances from existing shareholders. These notes are unsecured, bear interest at 7%, and are due in May 21, 2017. The amount due to Southbase, a Company owned by Inova’s controlling shareholder, is $142,532.

During the nine months ended January 31, 2010, Inova was loaned $10,736 and repaid $101,721 of a related party loan from Web’s Biggest, a Company owned by a director.

Seller notes with a balance of $1,500,000 were established in connection with the Desert Communications, Inc. purchase. They have interest rates of 7%, are secured and are due in December of 2010.

NOTE 3 –NOTES PAYABLE

Line of Credit with IBM Credit LLC:

Desert Communications, Inc. has a $2.5 million line of credit with IBM Credit LLC. This revolving line of credit has an interest rate of prime plus 2% and is secured by the assets of Desert. Payments are made based on a borrowing base calculation which determines availability.  During the nine months ending January 31, Desert borrowed $726,217 and repaid $1,739,402 against this line resulted in a notes payable of $402,767. The company is currently paying off this facility and switching to a different facility, as described below.

Facility with GTF:

On December 30, 2009, the Company entered into a series of related agreements with New England Technology Finance, LLC (“NETF”) providing for NETF to purchase eligible accounts receivable balances and to finance qualified purchases (as defined).  This facility is comprised of three components:  (1) an Asset Purchase and Liability Assumption Agreement (the “APLA”), under which NETF finances certain of the Company's qualified product purchases in connection with consummating sales to customers and (2) an Asset Purchase Agreement (the “APA”), and (3) a Master Servicing Agreement (“MSA”).

Qualified product purchases financed by NETF under the APLA are repaid from collections of accounts receivable balances that the Company generates from its sales of such products to customers.  The Company transfers title to the invoices to NETF at the time these sales are financed and delivery is made to the customer.  The Company pays contractual financing and servicing fees to NETF for its financing of these purchases in an amount that is equal to a percentage of the gross profit margin on such sales.  The percentages fees vary based on the (a) amount of gross profit on such sales, and (b) number of days in which the receivables from such sales remain uncollected.

NETF remits periodically to the Company an amount equal to the monthly gross profit margin on the sales less the contractual fees.  The APLA also provides for the Company to repurchase, after 150 days, any amounts that remain unpaid by the customer for reasons other than the customer's inability to pay as a result of its financial condition or possible insolvency. NETF pro-approves all product purchases and the credit worthiness of the Company's customers under this arrangement as a precondition to financing the sale.

Under the APA, the Company transfers eligible accounts receivable to NETF in exchange for advances of up to 80% of their gross amount.  NETF charges the Company fees (the “Discount Factor”) in an amount equal to the LIBOR rate plus 4% per annum on advances made at the time of the transfer.  The Company also retains servicing rights under the MSA.  Under the terms of the MSA, the Company manages collections and other ongoing interactions with its customers in exchange for fees amounting to approximately 20% of the gross invoice amount NETF settles fees payable to the Company under this arrangement net of the Discount Factor.

The APA also provides for the Company to repurchase, after 150 days, any amounts that remain unpaid by the customer for reasons other than the customer’s inability to pay as a result of its financial condition or possible insolvency; however such repurchases are limited to 15% of all receivables transferred to NETF under this arrangement.  In addition, NETF pre-approves the credit worthiness of the Company's customers under this arrangement as a precondition to purchasing any invoice.

The Company accounts for its transfers of accounts receivable to NETF under each of these agreements in accordance with the provision of ASC 860-10 (formerly SFAS 140) “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” as sales of such accounts receivable balances. The gain or loss on sales of receivables NETF is determined at the date of transfer based upon the amount at which they are transferred to NETF less any fees, discounts and other charges provided under the agreements.

This facility contains customary affirmative and negative covenants as well as specific provisions related to the quality of the accounts receivables sold.  The Company has also indemnified NETF for the risk of loss under any transferred balances except for loss incurred as a result of customer credit risk.  The aggregate amount of fees incurred under this arrangement (under the APA and APLA) will be included as a component of interest expense in the consolidated statement of operations in the future.

There were no transactions under this facility for the nine months ended January 31, 2010.

Debentures - Boone:

In the first quarter of fiscal year 2010 we issued additional notes payable of $120,750 and $168,000 due in 2009 and December 2011.  These notes had original issue discounts of $23,750. In the second quarter of fiscal year 2010 we issued notes payable of $137,788 and $181,570 due in June 2010 and on demand.  These notes had original issue discounts of $51,358.

In the third quarter of fiscal year 2010 Inova restructured its previously issued notes payable to Boone to extend the maturity dates, modify the interest rate and payment terms.  Inova combined 6 previous notes that had due dates ranging from December 16, 2009 through December 30, 2010 into one $836,446 note payable for which principal payments will begin in December 2010.  Until that date, payments are interest only.  The original notes had interest rates of Prime + 3%.  The new note have an interest rate of 17.5%.  Starting in December 2010, principal payments will be made out of Desert Communication Inc.’s (“DCI”) free cash flow which is defined by the agreement as DCI’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) subject to various adjustments.  The note is secured by all assets including the shares Inova holds of each of Inova’s subsidiaries.  Inova is required to make a one-time principal payment of $75,000 on March 31, 2010 or pay a fee of $750.

Also in the third quarter of fiscal year 2010, Inova issued a note payable of $520,748 with an original issue discount of $103,248. As of January 31, 2010, Boone had only disbursed $483,248 of this note, with the remainder to be disbursed subsequently.  The note was issued in combination with an amendment to a previously issued $181,570 note for a total of $702,318.  Principal payments on the combined note will begin in approximately July 2010.  Until that date, payments are interest only.  The original note had interest rates of Prime + 3%.  The new note has an interest rate of 17.5%.  In 2010, principal payments will be made out of Desert Communication Inc.’s (“DCI”) free cash flow which is defined by the agreement as DCI’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) subject to various adjustments.  The note is secured by all assets including the shares Inova holds of each of Inova’s subsidiaries.

These loans have the following financial requirements:

1) Maintain cash plus availability under NETF line of credit of $150,000 or greater;

2) EBITDA of $1.5 million for 12 month period ending December 31, 2010 with monthly requirements

3) No concentration above $2.5 million to any supplier through the IBM facility;

4) No concentration above 20% to any single customer;

5) No single accounts payable more than the greater of $350,000 or 20% of the accounts receivable balance under 60 days. The portion beyond 90 days past due must be less than 10% of the total accounts receivable.

As of January 31, 2010, Inova was not in compliance with the customer, cash and accounts payable concentration covenants, however Inova received a waiver from Boone through January 31, 2010.

The following is a summary of all notes payable with unamortized discounts as of January 31, 2010:

	Principal	Unamortized	Carrying
	Amount	Discount	Amount
Boone	$3,257,624	2,114,937	$1,142,687

Ascendiant	560,915	371,560	189,355

IBM – Trakkers, LLC Lease Facility	376,716	21,417	355,299

IBM – Desert Communications, Inc. Line of Credit	402,767	-	402,767

Agile	250,000	77,461	172,539

Desert Communications, Inc. Seller’s Notes	1,500,000	-	1,500,000

Trakkers, LLC Seller’s Notes	1,769,686	-	1,769,686

Southbase – Related Party	142,532	-	142,532

Other debt	181,505	-	181,505

Total	$8,441,745	$2,585,375	$5,856,370

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

In conjunction with the $520,748 note payable issued during the third quarter of fiscal 2010, 435,232 Inova warrants and 47.7 Desert warrants were issued to Boone and 45,858 Inova warrants and 5.1 Desert warrants were issued to Ascendiant Securities.  They have an aggregated exercise price of $400. The fair value of these warrants was calculated using the Black-Scholes Model using these assumptions (1) 4.5% discount rate, (2) warrant life of 7 years, (3) expected volatility of 341%, and (4) zero expected dividends. These warrants were not determined to be derivative liabilities under ASC 815-15. The relative fair value of the warrants at the inception of the notes was determined to be $304,527 and was recorded as a discount to the note to be amortized through maturity of the note using the effective interest method.

In conjunction with the $836,446 restructured note payable issued during the third quarter of fiscal 2010, 76,232 Inova warrants and 7.01 Desert warrants were issued to BooneThey have an aggregated exercise price of $200. The fair value of these warrants was calculated using the Black-Scholes Model using these assumptions (1) 4.5% discount rate, (2) warrant life of 7 years, (3) expected volatility of 341%, and (4) zero expected dividends. These warrants were not determined to be derivative liabilities under ASC 815-15. The fair value of the warrants at the inception of the notes was determined to be $190,168 and was recorded as a discount to the note to be amortized through maturity of the note using the effective interest method.

Inova signed a put option agreement with Boone whereby anytime between 2010 and 2013, Boone can require Inova to repurchase from Boone up to 129,171 shares of Common Stock for $187,500. In addition, in conjunction with the debt restructuring discussed above, during the quarter ended January 31, 2010, all put options that previously could not be exercised until future periods were accelerated to April 1 , 2010.  The put options cannot be exercised until Boone exercises their warrants. As of January 31, 2010, none of the warrants had been exercised.

Boone Note-Modification:

As discussed above, in January 2010, Inova modified the terms of $836,446 of its notes with Boone to extend the due date to December 2010.  Also the interest rate on the note is now the higher of (i) Prime Rate plus 3% or (ii) 17.5%. Inova evaluated the extension event under ASC 470-60 and ASC 470-50. Because the investors did not grant concessions on this outstanding loan, the transaction was not accounted for as troubled debt restructuring. Consequently, Inova evaluated these transactions under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial. The modification was determined not to be substantial and as a result, no gain or loss was recorded on the date of the extension.  In addition, all previously unamortized discounts associated with previous notes will be amortized over the maturity of the new note.

Registration rights:

In connection with the debentures, warrants, and put option agreement, Inova entered into a registration agreement that Inova file a registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of the underlying shares. The amount of shares to be registered is equal to the lesser of all shares issued under the agreements or one-third of the number of issued and outstanding shares of common stock held by non-affiliates. If Inova fails to file this registration statement within 90 calendar days of issuance, then Inova must pay two percent (2%) of the purchase price paid for the unregistered securities.

Inova analyzed the registration right arrangement under the guidance of ASC 815-15 and determined that the contingent obligation to make future payments under the registration payment arrangement is not probable and can not be reasonably estimated at inception because currently Boone has not yet exercised the outstanding warrants. Consequently, no liability was recorded as of January 31, 2010 and Inova has received a waiver from Boone that granted an extension until April 30 to be filed with the SEC.

Other significant debt transactions during the Nine months ended January 31, 2010:

During the nine months ended January 31, 2010, Inova made the following cash repayments on its outstanding notes payable:

Notes payable to: Boone	$611,686
Ascendiant	29,108
IBM	1,845,453
Other	92,554
Related parties	101,721
Trakkers, LLC previous owners	122,713

Total cash paid	$2,803,235

During the nine months ended January 31, 2010, Inova received the following debt proceeds:

Notes payable to Boone	$940,319
Notes payable to IBM	726,217

Total cash received	$1,666,536

During the nine months ended January 31, 2010, Inova recognized $1,474,536 of interest expense on the loan discounts originated from its financing arrangements with Boone, Ascendiant and Agile.

Ascendiant Note-Modification:

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

The Ascendiant note has the same covenants in place as the Boone notes described above.  As of January 31, 2010, Inova was not in compliance with some covenants.  Because of this, the note is in default as of January 31, 2010.  The default interest rate is 18% and therefore no different than the modified rate above.  In addition, while in default the note is due on demand and therefore classified as short term debt in our consolidated balance sheet.

Trakkers Note-Modification:

In October 2009, Inova modified the terms of its $1,528,089 note with Trakkers sellers to extend the first principal payment date from September 2009  to December 2010.

Inova evaluated the extension event under ASC 470-60. Because the investors did not grant a concession on this outstanding loan, the transaction was not accounted for as troubled debt restructuring. Consequently, Inova evaluated these transactions under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial. As a result, the debt modification was not substantial and therefore the new debt terms will be accounted for prospectively.

Agile Note-Modification:

In December 2009, Inova modified the terms of its $250,000 note with Agile to extend the first principal payment date from December 2009 to December 2010. It also increased the OID to $50,000 and reduced the conversion price to $.81 per share.

Inova evaluated the extension event under ASC 470-60. Because the investors did not grant a concession on this outstanding loan, the transaction was not accounted for as troubled debt restructuring. Consequently, Inova evaluated these transactions under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial. Because the change in fair value of the conversion option was greater than 10% of the carrying value of the debt,  the debt modification determined to be substantial and accordingly the debt was extinguished.  Inova evaluated the new debt instrument under ASC 470-20 and determined that it contained a beneficial conversion feature with an intrinsic value of $83,333.  This amount was recorded as a discount to the note to be amortized until maturity using the effective interest method.

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

NOTE 5 –SEGMENT INFORMATION

Inova has three reportable segments, one providing IT solutions and services (Edgetech Services, Inc.), one providing network solutions (Desert Communications, Inc.) and one which manufactures standards compliant and durable RFID (Radio Frequency Identification) equipment (Trakkers, LLC & RightTag, Inc).  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance.

The following table presents nine month segment information:

	Corporate	Edgetech Services, Inc.	Trakkers, LLC & RightTag, Inc.	Desert Communications, Inc.	Total
Revenues	$-	$272,740	$1,573,932	$11,028,033	$12,874,705
Net loss/(income)	4,583,262	(66,046)	901,757	(822,233)	4,596,740
Assets	8,893,521	61,801	1,397,833	2,842,769	13,195,924

NOTE 6 – WARRANTS & PUT OPTIONS

Summary information regarding warrants is as follows:

During the nine months ended January 31, 2010, Inova granted 731,731 warrants, 70.96 Desert warrants and warrants equal to 13.5% of Trakkers in several issuances related to monies borrowed under term loans. These warrants vest immediately. In addition to warrants granted with notes payable described in Note 3, Inova issued 106,160 warrants under anti-dilution provisions within the warrant agreements.  They have an aggregated exercise price of $700 and expire through January 14, 2017.  The anti-dilution provisions in these warrant agreements were removed during the first quarter of fiscal 2010.  See note 4.

The warrants above are subject to a put option agreements whereby anytime between April 1, 2010 and January 14, 2017, the lender can require Inova to repurchase the above warrant shares for the principal amount of the original note payable that the warrants were issued with . If Inova fails to make the required payment within 30 days, the repurchase price will become a convertible note that is convertible into the same number of warrant shares.   The put options cannot be exercised until Boone exercises their warrants. As of January 31, 2010, none of the warrants had been exercised.  Inova evaluated the put options under ASC 815-10 and ASC 480-10 and determined that liability classification was not appropriate.  As of January 31, 2010, the aggregate value of put options outstanding that could be exercised once the associated warrants are exercised is $3,985,250.

Warrants to purchase Inova common stock:
Outstanding at April 30, 2009	2,033,541
Granted	837,891
Exercised	-
Expired	-
Outstanding at January 31, 2010	2,780,134

Warrants to purchase Desert Communications, Inc. common stock: 645 total shares outstanding
Outstanding at April 30, 2009	91.53
Granted	70.96
Exercised	-
Expired	-
Outstanding at January 31, 2010	162.49

Warrants to purchase Trakkers, LLC common stock:
Outstanding at April 30, 2009	19.44%
Granted	13.50%
Exercised	-
Expired	-
Outstanding at January 31, 2010	32.94%

NOTE 7 – COMMON STOCK

32,500 shares of common stock valued at $65,000 were issued to a third party as payment of commission on a note payable.

2,500 shares of common stock valued at $5,000 were issued to a third party as payment for investor relations services.

21,150 shares of common stock valued at $45,649 were issued to former owners of Inova subsidiaries as payment for earn-outs.

23,988 shares of common stock valued at $95,952 were issued to a third party as payment of commission on a note payable.

2,500 shares of common stock valued at $3,124 were issued to a third party as payment for investor relations services.

NOTE 8 – SUBSEQUENT EVENTS

Boone has advanced an additional $20,000 under the January 2010 $520,748 note payable (discussed in Note 3) in February, 2010.

Inova has discontinued payments to the Trakkers sellers in February, 2010 due to an inability to renegotiate the notes again and is therefore in default on the notes.

Inova evaluated subsequent events through March 19, 2010.

The Desert sellers have agreed to extend their notes to February 1, 2011.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JANUARY 31, 2010

Net revenues decreased from $5,338,688 in the three-month period ending January 31, 2009 to $3,810,135 for the three-month period ending January 31, 2010. The decrease in revenue is due to changes in the timing of various projects, in addition to the worldwide economic slowdown.

Cost of sales decreased from $3,249,600 in the three-month period ending January 31, 2009 to $2,110,577 for the three-month period ending January 31, 2010. The decrease came from the revenue decrease described above.

Operating expenses decreased from $1,940,366 for the three months ending January 31, 2009 to $1,655,044 for the same period in 2010. This was mainly due to the decrease in bonus and management fee expense in Desert.

Net loss increased from ($427,476) for the three months ending January 31, 2009 to ($657,320) for the same period in 2010. This is due to an increase in interest and depreciation expense.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED JANUARY 31, 2010

Net revenues decreased from $18,012,044 in the nine month period ending January 31, 2009 to $12,874,705 for the nine month period ending January 31, 2010. The decrease in revenue is due to changes in the timing of various projects, the worldwide economic slowdown and higher than typical revenues last year.

Cost of sales decreased from $12,246,387 in the nine month period ending January 31, 2009 to $7,247,877 for the nine month period ending January 31, 2010. The decrease came from the revenue decrease described above.

Operating expenses increased from $4,843,046 for the nine months ending January 31, 2009 to $5,608,278 for the same period in 2010. This was mainly due to the expansion of the Company with the acquisition of Trakkers in September, 2008, which has now had a full year of operations.

Net loss increased from ($432,869) for the nine months ending January 31, 2009 to ($4,596,740) for the same period in 2010. This is due to a one-time loss on derivatives of $2,354,087, an increase in interest expense and the depreciation and other costs from newly acquired Trakkers. The loss on derivatives was added back to additional paid in capital so had no net impact on total equity.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the nine month period ended January 31, 2010 was $247,128 as compared to cash provided by operations of $963,582 for the nine months ended January 31, 2009. This change is primarily due to lower revenues combined with fixed expenses associated with the Trakkers acquisition in September, 2008. Cash used in investing activities for the nine month period ended January 31, 2010 was $0, as compared to $2,651,286 for the nine months ended January 31, 2009. Cash used by financing activities for the period ended January 31, 2010 was $1,125,963, as compared to $1,992,342 provided by financing activities for the nine months ended January 31, 2009.

Our operating activities for the nine months ended January 31, 2010, have generated adequate cash to meet our operating needs. As of January 31, 2010, we had cash and cash equivalents totaling $209,059, and accounts receivable of $2,425,411.

Boone has restructured its debt for Desert to defer principal payments until approximately June, 2010. From June 2010 thru September 2011 the newer notes of approximately $700,000 will be paid. Then from September 2011 thru February 2014 the balance of the original note will be paid.

Boone has agreed to restructure its debt for Trakkers in the 4th quarter. It is estimated that approximately $16,000 of principal will be paid monthly during the rest of 2010, and the remainder of the notes will be amortized out of free cash flow until 2013. Once restructured, the interest rate of the note will be 17.5%.

EBITDA

EBITDA for the 3 month period is $350,799. EBITDA is Earnings before interest, tax, depreciation and amortization:

EBITDA	31-Jan-10

Net income	(657,320)

Interest	697,616

Tax	15,000

Depreciation/Amortization	295,503

EBITDA	350,799

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

Dated: March 19, 2010	By:	/s/ Adam Radly
Adam Radly
Chief Executive Officer

Dated: March 19, 2010	By:	/s/ Bob Bates
Bob Bates
Chief Financial Officer