Form 10-K
period 2010-04-30
Inova Technology Inc.
filed 2010-08-13
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended April 30, 2010

Commission File # 000-27397

INOVA TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

98-0204280
(IRS Employer Identification Number)

2300 W. Sahara Ave. Suite 800 Las Vegas, Nevada 89102
(Address of principal executive offices) (Zip Code)

800-507-2810
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Number of shares of the registrant's common stock outstanding as of August 13, 2010 was: 2,816,915.

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

In 2005, Edgetech entered into an agreement with the shareholders of Web’s Biggest, Inc., Mr. Xavier Roy of Los Angeles, California, and Advisors LLC, (collectively, “Web’s Biggest”) which resulted in Edgetech issuing 25 million convertible preferred shares to the shareholders of Web’s Biggest in consideration for 100% of the outstanding capital of Web’s Biggest and $250,000 be used for general working capital of Edgetech.

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

On September 1, 2008, Inova acquired Trakkers and Tesselon for $6.1 million including $500,000 cash, $2.3 million to be paid under notes payable, $2 million paid in the form of a seller note and $1.3 million of redeemable preferred stock (non-convertible and nonvoting).

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

Item 2. Description of Property

Inova does not own any real estate property.

Leases:

There is an office lease for Desert, effective May 2008 until August 2011. Rent is payable at $6,300 per month including tax.

There is an office lease for Trakkers, effective until April 2012. Rent is payable at $3,300 per month including tax.

Rent expense was $163,647 and $148,529 for fiscal 2010 and 2009, respectively. No real estate is owned by the Inova companies.

Item 3. Legal Proceedings

In May, 2010 Ascendiant filed suit for collection of the $833,906 principal and interest described in note 9.

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

The following table lists the high and low closing sales prices for each quarter on the OTCBB for our common shares for the past two fiscal years and are adjusted for our 400 to 1 reverse stock split which was effective on November 12, 2008.  There are approximately 43 shareholders of record, 1 of which is a holder for several hundred individuals. The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
4/30/2010	2.50	1.01
1/31/2010	2.25	.51
10/31/2009	2.99	1.50
7/31/2009	2.55	1.04
4/30/2009	2.65	1.07
1/31/2009	5.00	1.14
10/31/2008	3.60	1.20
7/31/2008	4.00	1.20

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Intangible assets

Intangible assets with definite lives are recorded at cost and amortized using the straight-line method over their estimated useful lives.

Impairment of long-lived assets

The Company reviews the carrying value of its definite lived intangible assets at least annually.  Other long-lived assets, including intangibles, are reviewed whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset.   Impairment charges of $99,185 and $19,481 were recorded for the years ended April 30, 2010 and 2009, respectively.

Goodwill and other indefinite  intangibles

Goodwill and other intangibles with indefinite lives are not amortized but are reviewed for impairment at least annually, or more frequently if an event or circumstance indicates that an impairment may have occurred. To test for impairment, the fair value of each reporting unit is compared to the related net book value, including goodwill. If the net book value of the reporting unit exceeds the fair value, an impairment loss is measured and recognized. An income approach is utilized to estimate the fair value of each reporting unit. The income approach is based on the projected debt-free cash flow, which is discounted to the present value using discount factors that consider the timing and risk of cash flows.  An impairment charge of $1,494,888 and $951,181 was recorded for the years ended April 30, 2010 and 2009, respectively.

Embedded conversion features

The Company evaluates embedded conversion features within convertible debt and convertible preferred stock under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

Revenue and cost recognition

Inova has four sources of revenues: IT network design and implementation from Desert, computer equipment sales from Desert, IT consulting services from Edgetech, and sales of RFID items from RightTag rental income from Trakkers/Tesselon. Revenue that is received before it is earned is classified as deferred revenue.

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

Stock based compensation

ASC 718, “Accounting for Stock-Based Compensation" established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. In January 2006, Inova implemented ASC 718, and accordingly, Inova accounts for compensation cost for stock option plans in accordance with ASC 718. Inova accounts for share based payments to non-employees in accordance with ASC 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

RESULTS OF OPERATIONS FOR THE YEAR ENDED APRIL 30, 2010 COMPARED TO YEAR ENDED APRIL 30, 2009

Total revenues (net sales) decreased from $22,591,048 for the twelve month period ending April 2009 to $21,032,779 for the twelve-month period ending April 30, 2010.  This is primarily the result of the economic downturn.

The Company’s selling, general and administrative expenses increased from $4,911,822 for the twelve months ending April 30, 2009 to $5,202,442 for the same period in 2010. This is primarily the result of the expenses from Desert Communications and Trakkers. Personnel and office expenses are some of the major categories with significant increases in the year ending April 30, 2010.

Last fiscal year, the Company reported a net loss from continuing operations that increased from $3,409,795 to $7,063,039 for the fiscal year ended April 30, 2010. This has been caused in part by larger interest expense this year based on the significant borrowings associated with acquisitions. Also, due to our notes payable from Boone and Ascendiant being in default, we have amortized all remaining discounts to interest expense, resulting in an additional $2.5 million in non-cash interest expense.

As of the date of the filing the Company is attempting to restructure its debt with Boone and some other creditors. If successful there would be a significant decrease in the current portion of debt outstanding, interest rate reductions and extended maturity dates.  If unsuccessful, we will continue to be in default on these loans and incur additional interest expense.

There are restatements described in note 20 to the consolidated financial statements. All amendments and restatements are non-cash in nature, but have a significant negative impact on equity. There is an increase of interest expense and derivative loss to April 2009 but there is not a significant impact to our operating loss.

The other item impacting equity in fiscal 2010 is a one-time $1.5 million impairment charge to goodwill due to the curtailment of a contract in Edgetech Canada.  Edgetech Canada no longer has any customers or active contracts.

EBITDA for the year ending April 30, 2009 was $2,195,139 and $ 1,981,979 for the year ending April 30, 2010. EBITDA is Earnings before interest, tax, depreciation and amortization.  Inova also excludes the non-cash loss on derivative liabilities and impairment charges from its EBITDA calculation.

	Year ended	Year ended
EBITDA	April 30, 2010	April 30, 2009

Net loss	$(7,063,039)	$(3,409,795)

Interest	5,704,217	2,608,563

Tax	59,626	60,000

Depreciation/Amortization	1,167,469	1,166,936

Impairment loss	1,594,073	970,662

Derivative loss	519,633	798,773

EBITDA	$1,981,979	$2,195,139

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2010, we had cash and cash equivalents totaling $336,746, current assets were $3,840,748, current liabilities were $19,218,938 and total stockholders’ deficit was $7,038,812. Working capital deficit increased from $(9,068,206) at April 30, 2009 to $(15,378,190) at April 30, 2010. However, this is due to the larger company size and corresponding lending required purchasing new subsidiaries. Since we are attempting to modify most of the notes some lenders have agreed to us not making payments currently. This has caused the notes to be in default and therefore are showing as current liabilities. It is not likely the company will be required to pay significant principal in the near future.

Both main subsidiaries (Trakkers and Desert) have working capital turn ratios 3 to 4 times higher than industry averages for their respective comparable companies.

As shown in the accompanying financial statements, we have incurred recurring losses from operations,  we have an accumulated deficit and negative working capital as of April 30, 2010.  These conditions raise substantial doubt as to our ability to continue as a going concern. While we have significant EBITDA we are not able to make all required debt payments currently. Management is trying to raise additional capital through sales of stock and refinancing debt.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Inova Technology, Inc.
Santa Monica, California

We have audited the accompanying consolidated balance sheets of Inova Technology, Inc. (“Inova”), as of April 30, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended April 30, 2010 and 2009. These consolidated financial statements are the responsibility of Inova’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inova as of April 30, 2010 and 2009 and the results of its consolidated operations and its consolidated cash flows for the years ended April 30, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Inova will continue as a going concern. Inova incurred losses from operations for fiscal 2010 and 2009 and has a working capital deficit as of April 30, 2010. These factors raise substantial doubt about Inova’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 20 to the financial statements, errors resulting in an understatement of liabilities as of April 30, 2009 and expenses for the year ended April 30, 2009 were discovered by management. Accordingly, adjustments have been made as of April 30, 2009 and for the year ended April 30, 2009 to correct the errors.

MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas
August 13, 2010

INOVA TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

		Restated
	April 30, 2010	April 30, 2009

ASSETS

Current assets
Cash	$336,746	$1,087,894
Accounts receivables, net of allowance of $0 and $0	109,500	262,734
Contract receivables, net of allowance of $21,822 and $21,832	2,011,853	1,818,482
Other receivable	952,562	-
Inventory	93,335	71,725
Cost in excess of billing	290,329	38,324
Prepaid and other current assets	46,423	64,781

Total current assets	3,840,748	3,343,940

Fixed assets, net	185,017	268,185
Revenue earning equipment, net	1,250,929	1,618,770
Intangible assets, net	463,976	1,218,140
Goodwill	6,669,454	8,164,342
Other Assets	50,432	42,212

Total assets	$12,460,556	$14,655,589

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$2,152,657	$2,022,593
Accrued liabilities	1,465,859	926,468
Deferred income	424,872	404,190
Derivative liabilities	5,607,940	5,108,480
Notes payable - related parties	1,650,000	1,590,985
Notes payable, net of unamortized discount of $134,816 and $2,940,428	7,917,610	2,359,430

Total current liabilities	19,218,938	12,412,146

Notes payable - net of current maturities	137,898	2,267,782
Notes payable - related parties, net of current maturities	142,532	142,532

Total liabilities	19,499,368	14,822,460

Stockholders' deficit
Convertible preferred stock, $0.001 par value; 25,000,000 shares authorized; 1,500,000 shares issued and outstanding (As of
April 30, 2010, shares are included in non-controlling interest)	-	1,500
Common stock, $0.001 par value; 7,500,000 shares
authorized; 2,816,915 and 2,450,579 shares issued and outstanding	2,817	2,451
Additional paid-in capital	4,821,953	5,780,762
Non-controlling interest	1,307,506	-
Accumulated deficit	(13,171,088)	(5,951,584)

Total stockholders' deficit	(7,038,812)	(166,871)

Total liabilities and stockholders' deficit	$12,460,556	$14,655,589

See summary of accounting policies and notes to consolidated financial statements.

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended April 30, 2010 and 2009

		Restated
	2010	2009

Revenues	$21,032,779	$22,591,048

Cost of revenues	(14,340,559)	(15,953,806)
Selling, general and administrative	(5,202,442)	(4,911,822)
Depreciation expense	(80,405)	(132,012)
Amortization expense	(654,975)	(629,424)
Impairment loss	(1,594,073)	(970,662)

Operating loss	(839,675)	(6,678)

Other income (expense):
Interest income	-	1,691
Other income	486	2,488
Loss on derivative liabilities	(519,633)	(798,733)
Interest expense	(5,704,217)	(2,608,563)

Net loss	$(7,063,039)	$(3,409,795)

Basic and diluted income (loss) per share	(2.82)	(1.40)

Weighted average common shares outstanding	2,504,654	2,435,787

See summary of accounting policies and notes to consolidated financial statements.

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended April 30, 2010 and 2009

		Restated
	2010	2009
CASH FLOWS OPERATING ACTIVITIES
Net loss	$(7,063,039)	$(3,409,795)
Adjustments to reconcile net income to net cash used provided by operating activities:

Depreciation expense	512,494	537,512
Amortization expense - loan discounts, deferred financing costs and intangibles)	4,358,975	1,734,800
Amortization expense - intangible	654,975	629,424
Stock issued for interest expense	-	115,854
Impairment loss	1,594,073	970,662
Stock issued for services	249,889	76,762
Write off of accounts payable	(254,839)	-
Derivative loss	519,633	798,733
Changes in operating assets and liabilities:
Increase (decrease) in accounts receivable	(40,137)	921,954
Increase (decrease) in servicing asset	(952,562)	-
Increase (decrease) in inventory	(21,610)	87,954
Increase (decrease) in cost in excess of billing	(252,005)	160,331
Increase (decrease) in prepaid assets	10,139	40,325
Increase (decrease) in A/P and accrued expenses	967,830	489,519
Increase (decrease) in deferred income	20,682	398
Net cash provided by operating activities of operations	304,498	3,154,433

CASH FLOW INVESTING ACTIVITIES
Purchase of Trakkers/Tesselon	-	(2,717,900)
Cash acquired in acquisition of Trakkers/Tesselon	-	66,614
Purchase of fixed assets	(40,876)	(557,769)
Net cash used in investing activities	(40,876)	(3,209,055)

CASH FLOW FINANCING ACTIVITIES
Proceeds from sale of stock	95,000	-
Proceeds from notes payable	2,015,181	4,957,569
Repayments made on notes payable	(3,183,966)	(3,054,122)
Proceeds from notes payable - related parties	160,736	72,123
Repayments made on notes payable - related parties	(101,721)	(845,221)
Net cash provided by financing activities	(1,014,770)	1,130,349

NET CHANGE IN CASH	(751,148)	1,075,727
CASH AT BEGINNING OF YEAR	1,087,894	12,167
CASH AT END OF YEAR	$336,746	$1,087,894

SUPPLEMENTAL INFORMATION:
Interest paid	$851,845	$856,038
Income taxes paid	-	-

NON-CASH INVESTINGAND FINANCING ACTIVITIES:
Common stock issued for partial payment of notes payable
and accrued liabilities	$45,649	$1,131,641
Common stock issued for conversion of preferred stock	-	4,637
Common stock issued for conversion of debt	40,500	-
Seller financed purchase of Trakkers	-	2,028,434
Preferred stock issued to acquire Trakkers/Tesselon	-	1,307,506
Discount on notes payable from beneficial conversion
features and warrants	83,333	213,397
Cumulative effect of change in accounting principle-reclassification of
derivative liability	420,162	-
Reclassification of preferred stock to non-controlling interest	1,307,506	-
Reclassification of derivative liabilities to additional paid-in capital	680,779	-
Reclassification of derivative liabilities from additional paid-in capital	614,945	-
Reclassification of put notes from derivative liabilities	1,375,000	-
Financed fixed asset purchase	18,492	-
Discount on notes payable from derivative liabilities	1,000,499	2,996,983

See summary of accounting policies and notes to consolidated financial statements.

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
Years ended April 30, 2010 and 2009

	Common Stock		Preferred Stock		Additional	Non-Controlling	Retained
	Shares	Par (0.001)	Shares	Par (0.001)	Paid-in Capital	Interest	Deficit	Total

Balances at April 30, 2008 (Restated)	1,500,000	$1,500	4,951,000	$4,951	$2,933,102	$-	$(2,541,789)	$397,764
Common stock issued to settle notes payable	554,853	555	-	-	1,131,086	-	-	1,131,641
Common stock issued for interest expense	57,927	58	-	-	115,796			115,854
Common stock issued for services	23,988	24	-	-	76,738	-	-	76,762
Common stock issued for conversion of preferred stock	313,811	314	(4,951,000)	(4,951)	4,637	-	-	-
Discount on notes payable from beneficial conversion
feature and warrants	-	-	-	-	213,397	-	-	213,397
Preferred stock issued for acquisition of Trakkers, LLC	-	-	1,500,000	1,500	1,306,006	-	-	1,307,506
Net loss	-	-	-	-	-	-	(3,409,795)	(3,409,795)
Balances at April 30, 2009 (Restated)	2,450,579	2,451	1,500,000	1,500	5,780,762	-	(5,951,584)	(166,871)
Cumulative effect of change in accounting principle
- reclassification of derivative liabilities	-	-	-	-	(232,642)	-	(156,465)	(389,107)
Reclassification of derivative liabilities to additional paid-in capital	-	-	-	-	680,779	-	-	680,779
Reclassification of derivative liabilities from additional paid-in capital	-	-	-	-	(614,945)	-	-	(614,945)
Reclassification of preferred stock to non-controlling interest	-	-	-	(1,500)	(1,306,006)	1,307,506	-	-
Common stock issued for cash	88,148	88	-	-	94,912	-	-	95,000
Common stock issued for services	207,038	207	-	-	249,682	-	-	249,889
Common stock issued for prior year accrued liabilities	21,150	21	-	-	45,628	-	-	45,649
Common stock issued for conversion of notes payable	50,000	50	-	-	40,450	-	-	40,500
Discount on notes payable from beneficial conversion feature	-	-	-	-	83,333	-	-	83,333
Net loss							(7,063,039)	(7,063,039)
Balances at April 30, 2010	2,816,915	$2,817	1,500,000	$-	$4,821,953	$1,307,506	$(13,171,088)	$(7,038,812)

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

On June 1, 2005, Inova acquired Web’s Biggest, Inc., a California Corporation, for 25 million convertible preferred shares to the shareholders of Web’s Biggest in consideration for 100% of the outstanding capital of Web’s Biggest and $250,000 be used for general working capital of Inova. This transaction was originally recorded as a recapitalization of Inova. Consequently the transaction was considered to be a reverse merger and the accounting treatment was as if Web’s Biggest, Inc acquired Inova. When completed, this transaction resulted in a change of control of Inova. After consummation of the merger, Inova shareholders owned approximately 10% of the newly combined entity.

On October 18, 2006, Inova purchased 100% of the outstanding capital stock of Data Management, Inc., a Nevada corporation, from the Data Management shareholders in exchange for 25 million of Inova’s convertible preferred shares. The convertible shares used represented approximately 90% of the voting stock of Inova on a fully diluted basis. Data Management was an entity owned by two business entities (Southbase International and Advisors LLC) which are related to Mr. Adam Radly and Mr. Paul Aunger, both officers, directors and majority shareholders of Inova.  It was determined that Data Management was not a business and that the transaction was in substance the purchase of fixed assets.  Inova acquired no other tangible assets or liabilities.  Due to the related party nature of the transaction, the assets purchased were brought over to Inova on their historical cost basis.

Concurrently, Inova sold its wholly-owned subsidiary, Web’s Biggest Limited, to Advisors LLC in exchange for 25 million convertible preferred shares of Inova held by Advisors LLC.  Advisors LLC is a company owned by Mr. Paul Aunger, a director and officer of Inova and accordingly, the transaction was not considered an arm’s length transaction.

The 25 million convertible preferred shares used in the Data Management Transaction were the same 25 million convertible preferred shares received with regards to the Web’s Biggest Transaction. Accordingly, these transactions are viewed as one homogeneous transaction and treated as an exchange of Web’s Biggest’s net assets for Data Management’s net assets, akin to a like-kind exchange of assets.  However, the historical cost basis (less accumulated depreciation and amortization) of the net assets acquired from Data Management was significantly less than the net assets of Web’s Biggest by approximately $1,236,000.  Accordingly, the difference of $1,236,000 in historical cost basis of the net assets was accounted for as a loss on exchange of assets.

Prior to the transactions described above Inova was controlled by Advisors, LLC. When the transactions described above were completed, this resulted in a change of control of Inova and the controlling shareholder became Southbase, International.  Prior to these transactions, the unaffiliated shareholders of Inova owned approximately 10% of Inova and they continued to own approximately 10% on a fully diluted basis after these transactions. The Board of Directors did not change as a result of the transactions described above.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

These consolidated financial statements include the accounts of Inova Technology, Inc. and its wholly owned subsidiaries Edgetech Services, RightTag, Desert Communications, Trakkers and Tesselon. Significant inter-company accounts and transactions have been eliminated.

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

Restatements

The consolidated balance sheet as of April 30, 2009 and the consolidated statements of operations and cash flows for the year ended April 30, 2009 have been restated due to errors discovered in April 2010. See note 20 for details.

Cash and cash equivalents

For purposes of the statement of cash flows, Inova considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable

Trade and other accounts receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily include contract receivables from customers in Texas.  Bad debt expense is recognized based on management’s estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts.  The allowance for doubtful accounts was $21,822 and $21,832 as of April 30, 2010 and 2009, respectively.

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

Property and equipment

Property and equipment, including revenue–producing rental equipment are carried at cost, less accumulated depreciation and amortization. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Depreciation and amortization is provided principally on the straight-line basis method over the estimated useful lives of the assets.  When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are credited or charged to operations.

Intangible assets

Intangible assets with definite lives are recorded at cost and amortized using the straight-line method over their estimated useful lives.

Impairment of long-lived assets

The Company reviews the carrying value of its definite lived intangible assets at least annually.  Other long-lived assets, including intangibles, are reviewed whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset.   Impairment charges of $99,185 and $19,481 were recorded for the years ended April 30, 2010 and 2009, respectively.

Goodwill and other indefinite  intangibles

Goodwill and other intangibles with indefinite lives are not amortized but are reviewed for impairment at least annually, or more frequently if an event or circumstance indicates that an impairment may have occurred. To test for impairment, the fair value of each reporting unit is compared to the related net book value, including goodwill. If the net book value of the reporting unit exceeds the fair value, an impairment loss is measured and recognized. An income approach is utilized to estimate the fair value of each reporting unit. The income approach is based on the projected debt-free cash flow, which is discounted to the present value using discount factors that consider the timing and risk of cash flows.  Impairment charges of $1,494,888 and $951,181 were recorded for the years ended April 30, 2010 and 2009, respectively.

Embedded conversion features

Inova evaluates embedded conversion features within convertible debt and convertible preferred stock under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

Income taxes

Inova uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end. Inova provides a valuation allowance to reduce deferred tax assets to their net realizable value.

Revenue and cost recognition

Inova has five sources of revenues: IT network design and implementation from Desert, computer equipment sales from Desert, IT consulting services from Edgetech, sales of radio frequency identification items from RightTag and rental income from Trakkers/Tesselon. Revenue that is received before it is earned is classified as deferred revenue.

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

Stock based compensation

ASC 718, “Accounting for Stock-Based Compensation" established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. In January 2006, Inova implemented ASC 718, and accordingly, Inova accounts for compensation cost for stock option plans in accordance with ASC 718. Inova accounts for share based payments to non-employees in accordance with ASC 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Basic and diluted net income (loss) per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the years ended 2010 and 2009, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Financial Instruments

The carrying amount of our financial instruments, consisting of cash equivalents, accounts receivable, accounts and notes payable, short-term borrowings and certain other liabilities, approximate their fair value due to their relatively short maturities. The carrying amount of our long-term debt approximates fair value since the stated rate of interest approximates a market rate of interest.

Transfers and Servicing of Financial Assets and Liabilities

The Company accounts for transfers and servicing of financial assets and liabilities in accordance with ASC 860-10 (formerly SFAS 140) “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. When the conditions are met for the transfer of assets or liabilities to qualify as a sale, the assets or liabilities are derecognized and the gain or loss on the sale is determined at the date of transfer based upon the amount at which the assets and liabilities are transferred less any fees, discounts and other charges.  The Company recognizes any servicing assets and servicing liabilities at their fair value using the fair value measurement method as prescribed by ASC 860-10.  As of April 30, 2010, the Company’s servicing asset consisted of a gross margin receivable due from a third party that purchased accounts receivable and accounts payable from us.  The carrying amounts of our gross margin receivable approximates its fair value due to its relatively short maturity.

Derivative Financial Instruments

Inova does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Inova evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based simple derivative financial instruments, Inova uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. For complex embedded derivatives, Inova uses a Monte Carlo simulation model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Fair Value Measurements

In September 2006, the FASB issued ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820 were effective January 1, 2008. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following tables set forth assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as of April 30, 2010 and 2009. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Liabilities Measured at Fair Value on a Recurring Basis	April 30, 2010
	Level 1	Level 2	Level 3	Total
Derivative and warrant liabilities	-	$5,607,940	-	$5,607,940

	April 30, 2009
	Level 1	Level 2	Level 3	Total
Derivative and warrant liabilities	-	$5,108,480	-	$5,108,480

The derivatives listed above are carried at fair value. The fair value amounts in current period earnings associated with the Company’s derivatives resulted from Level 2 fair value methodologies; that is, the Company is able to value the assets and liabilities based on observable market data for similar instruments. This observable data includes the quoted market prices and estimated volatility factors.

Assets Measured at Fair Value on a Non-Recurring Basis	April 30, 2010
	Level 1	Level 2	Level 3	Total	Gain (Loss)
Goodwill & Intangible Assets	-	-	$7,133,430	$7,133,430	$1,594,073

	April 30, 2009
	Level 1	Level 2	Level 3	Total	Gain (Loss)
Goodwill & Intangible Assets	-	-	$9,382,482	$9,382,482	$970,662

In accordance with the provisions of ASC 360-10 “Accounting for the Impairment and Disposal of Long-Lived Assets”, for the year ended April 30, 2009, long-lived intangible assets with a carrying amount of $1,237,621 were written down to their fair value of $1,218,140, resulting in an impairment charge of $19,481, which was included in earnings for the year ended April 30, 2009.

In accordance with the provisions of ASC 360-10 “Accounting for the Impairment and Disposal of Long-Lived Assets”, for the year ended April 30, 2010, long-lived intangible assets with a carrying amount of $564,968 were written down to their fair value of $465,783, resulting in an impairment charge of $99,185, which was included in earnings for the year ended April 30, 2010.

In accordance with the provisions of ASC 350-20 “Goodwill and Other Intangible Assets”, for the year ended April 30, 2009, goodwill with a carrying amount of $9,115,523 was written down to its implied fair value of $8,164,342, resulting in an impairment charge of $951,181, which was included in earnings for year ended April 30, 2009.

In accordance with the provisions of ASC 350-20 “Goodwill and Other Intangible Assets”, for the year ended April 30, 2010, goodwill with a carrying amount of $8,164,342 was written down to its implied fair value of $6,669,454, resulting in an impairment charge of $1,494,888, which was included in earnings for year ended April 30, 2010.

Recent accounting pronouncements

Inova does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, we have incurred a losses of $7,063,039 and $3,409,795 for the years ended April 30, 2010 and 2009, and have an accumulated deficit of $13,171,088 and negative working capital of $15,378,190 as of April 30, 2010.  These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future.  Management is trying to raise additional capital through sales of stock and refinancing debt.

NOTE 4 – CONTRACT RECEIVABLES & OTHER RECEIVABLE

	30-Apr-10	30-Apr-09
Completed contracts	$1,897,777	$1,602,882
Contracts in progress	114,076	215,600
Total contract receivables	$2,011,853	$1,818,482

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

	30-Apr-10	30-Apr-09
Costs incurred on uncompleted contracts	$587,038	$446,731
Estimated earnings	372,457	130,939
Less: billings to date	(669,165)	(539,346)
Total contract receivables	$290,329	$38,324

Included in the accompanying balance sheet under the following captions:

	30-Apr-10	30-Apr-09
Costs and estimated earnings in excess of billings on uncompleted contracts	$290,329	$38,324
Billings in excess of costs and estimated earnings on uncompleted contracts	-	-
Total contract receivables	$290,329	$38,324

Other Receivable - Facility with GTF:

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

NETF remits periodically to the Company an amount equal to the monthly gross profit margin on the sales less the contractual fees.  The APLA also provides for the Company to repurchase, after 90 days, at NETF’s request, any amounts that remain by the customer at a repurchase price equal to the outstanding balance due on the account.  NETF pre-approves all product purchases and the credit worthiness of the Company's customers under this arrangement as a precondition to financing the sale.

Under the APA, the Company transfers eligible accounts receivable to NETF in exchange for advances of up to 75% of their gross amount less the amount of any liability to a third party assumed by NETF with respect to the purchased accounts.  NETF charges the Company fees (the “Discount Factor”) in an amount equal to the LIBOR rate plus 4% per annum on advances made at the time of the transfer.  The Company also retains servicing rights under the MSA.  Under the terms of the MSA, the Company manages collections and other ongoing interactions with its customers in exchange for fees amounting to approximately 20% of the gross invoice amount NETF settles fees payable to the Company under this arrangement net of the Discount Factor.

The APA also provides for the Company to repurchase, after 90 days, at NETF’s request, any amounts that remain unpaid by the customer at a repurchase price equal to 75% of the outstanding balance due on the account; however such repurchases are limited to 15% of all receivables transferred to NETF under this arrangement.  In addition, NETF pre-approves the credit worthiness of the Company's customers under this arrangement as a precondition to purchasing any invoice.

The Company accounts for its transfers of accounts receivable to NETF under each of these agreements in accordance with the provision of ASC 860-10 (formerly SFAS 140) “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” as sales of such accounts receivable balances. The gain or loss on sales of receivables NETF is determined at the date of transfer based upon the amount at which they are transferred to NETF less any fees, discounts and other charges provided under the agreements.  The Company has determined that all transfers of receivables and payables to NETF under the above agreement qualify as sales because (1) the transferred assets and liabilities have been isolated from Desert (2) NETF has the right to pledge or exchange the assets and (3) Desert does not maintain effective control over the transferred assets.  During fiscal 2010, the Company recognized a loss on these sales of $66,227, which is the amount of fees incurred on gross margin advances noted above.  As of April 30, 2010, the gross margin receivable owed to Desert as a result of the servicing agreement was $952,562.  The carrying amounts of our gross margin receivable approximates its fair value due to its relatively short maturity.

During the year ended April 30, 2010, Desert sold approximately $4.5 million of accounts receivable to NETF and NETF assumed approximately $3 million in accounts payable related to these assets.

This facility contains customary affirmative and negative covenants as well as specific provisions related to the quality of the accounts receivables sold.  The Company has also indemnified NETF for the risk of loss under any transferred balances except for loss incurred as a result of customer credit risk.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30, 2010 and 2009:

	Life	2010	2009

Office equipment	2 to 10 years	$92,900	$85,406
Office furniture	7 to 8 years	37,504	37,223
Vehicles	3 to 5 years	299,010	309,548
Leasehold improvements	3.25	164,944	164,944
Scanners (revenue earning equipment)	5 years	2,088,518	2,024,270

Subtotal		2,682,876	2,621,391
Less: accumulated depreciation		(1,246,930)	(734,436)

Total		$1,435,946	$1,886,955

Depreciation expense totaled $512,494 and $537,512 in 2010 and 2009, respectively. Depreciation on scanners is included cost of revenues in the consolidated statements of operations.  For the years ended April 30, 2010 and 2009, $432,089 and $405,500 of depreciation expense was included in cost of revenues, respectively.

NOTE 6 – PURCHASE OF TRAKKERS AND TESSELON

Trakkers/Tesselon:

Inova Technology acquired Trakkers, LLC and a related entity Tesselon, LLC on September 1, 2008. Inova acquired Trakkers and Tesselon for $6.1 million including $2.5 million  cash, $2.2 million to be paid under notes payable, $1.3 million of redeemable preferred stock (non-convertible and non-voting) and an earn-out of 5% annually of all revenues generated by Trakkers less than $2.5 million and 10% of any revenues greater than $2.5 million for 5 years. In order to fund the acquisition of Trakkers, Inova raised money in the form of debt financing from its existing shareholders (including two private equity groups) and one major existing lender.

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

The acquisition of Trakkers will enable Inova to accelerate its business plan and provides Inova with additional proprietary RFID products, critical RFID expertise and many new customers that have already adopted the use of RFID technology. The purchase price allocation for Trakkers/Tesselon is based on a valuation of the assets and liabilities acquired.  Intangibles in the amount of $1,021,713 were assigned to customer list, employment agreements and intellectual property. These are amortized over a 3 year period.  The estimated fair values of the assets acquired and the liabilities assumed at September 1, 2008 are as follows:

Cash	$66,614
Inventory	58,000
Prepaid expense	14,000
Fixed assets	1,682,772
Goodwill	3,210,741
Intangible assets	1,021,713
Accounts payable and accrued liabilities	(345)

Total	$6,053,495

The results of these acquisitions are included in the consolidated financial statements from the date of acquisition. The following shows the unaudited pro forma results of operations as though the purchases of Trakkers and Tesselon had been completed on May 1, 2008:

2009
Revenues	$23,163,353
Cost of revenues	(15,634,747)

Gross profit	7,528,606

Operating expenses	(5,344,020)
Interest expense	(2,011,927)
Depreciation expense	(2,246,972)

Net income (loss)	$(2,074,313)

Weighted average shares outstanding	2,237,053
Basic and diluted net income per share	$(0.93)

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

NOTE 7 – GOODWILL AND INTANGIBLES

RightTag:

In May 2007 when Inova acquired RightTag, Inova accounted for the acquisition using the purchase method of accounting for business combinations. The purchase price and costs associated with the acquisition exceeded the fair value of net assets acquired by $436,572, which was preliminarily assigned to goodwill.

During 2008, Inova completed the valuation of the intangible assets acquired in the RightTag transaction. Pursuant to the valuation, purchase price of $135,702 was assigned to the customer list acquired and the remaining $300,870 was assigned to goodwill.

An impairment analysis on the goodwill was performed at April 30, 2010 and 2009 and impairment to goodwill of $0 and $158,075 was recorded.  An impairment analysis on the customer list was performed at April 30, 2010 and 2009 and impairment of $0 and $19,481 was recorded.

Desert:

In December 2007 when Inova acquired Desert, Inova accounted for the acquisition using the purchase method of accounting for business combinations. The purchase price and costs associated with the acquisition exceeded the fair value of net assets acquired by $4,275,000, of which $860,555 was assigned to the customer list and employment agreements acquired and the remaining $3,315,918 was assigned to goodwill.

An impairment analysis was completed at April 30th of each year with no impairment at April 30, 2010 and 2009.

Web’s Biggest:

In June 2005 when Inova acquired Web’s Biggest, it was recorded as a reverse acquisition whereby Web’s Biggest purchased Inova’s assets and liabilities to be recorded at fair value. In 2008, Inova completed its valuation of the assets and liabilities acquired in the Web’s Biggest merger. Pursuant to the valuation, purchase price of $360,641 was assigned to the customer list acquired and the remaining $2,612,304 was assigned to goodwill.

An impairment analysis at April 30, 2010 was undertaken and impairment to goodwill of $1,494,888 was recorded.  All remaining goodwill was impaired as of April 30, 2010 due to there being no remaining customers or active contracts associated with this business segment as of April 30, 2010.

An impairment analysis at April 30, 2009 was undertaken and impairment to goodwill of $793,106 was recorded.

Trakkers:

In September 2008 when Inova acquired Trakkers, Inova accounted for the acquisition using the purchase method of accounting for business combinations. The purchase price and costs associated with the acquisition exceeded the fair value of net assets acquired by $4,232,454, of which $1,021,713 for were assigned to customer list and employment agreements and the remaining $3,210,741 was assigned to goodwill.

An impairment analysis of goodwill was completed at April 30th of each year with no impairment at April 30, 2010 and 2009.  An impairment analysis of the customer list and employment agreements was completed at April 30th of each year with impairment of $99,185 and $0 recorded for the years ended April 30, 2010 and 2009.

Goodwill and Intangible Assets consists of the following as of April 30, 2010 and 2009:

Goodwill	2010	2009

RightTag	$142,795	142,795
Desert	3,315,918	3,315,918
Edgetech	-	1,494,888
Trakkers/Tesselon	3,210,741	3,210,741

Total	$6,669,454	8,164,342

Intangible Assets	Life	2010	2009

RightTag – customer list	3 years	$116,221	$116,221
Desert – customer list	3 years	498,930	498,930
Desert – employment agreement	2 years	361,625	361,625
Edgetech – customer list	3 years	360,640	360,640
Trakkers/Tesselon – customer list	3 years	448,011	496,179
Trakkers – employment agreements	3 years	474,517	525,534

Subtotal		2,259,945	2,359,129
Less: accumulated amortization		(1,795,968)	(1,140,989)

Total		$463,976	$1,218,140

For the years ended April 30, 2010 and 2009, Inova recorded impairment loss of $1,494,888 and $970,662, respectively for all segments. Included in the impairment loss is goodwill from the Edgetech acquisition written down from $2,287,994 to $0, goodwill from RightTag acquisition has been written down from $300,870 to $142,795, the RightTag customer list was impaired $19,481, the Trakkers/Tesselon customer list was impaired $48,168 and the Trakkers employment agreements were impaired $51,017.

For the years ended April 30, 2010 and 2009, Inova recorded amortization expenses of $654,975 and $629,424, respectively.

NOTE 8 – RELATED-PARTY TRANSACTIONS

A summary of changes in related-party payable account for the years ended April 30, 2010 and 2009 is as follows:

	2010	2009

Beginning balance	$1,733,517	$3,500,855
Proceeds from the related-party payable	150,000	72,123
Less: repayments made on related-party payable	(90,985)	(845,221)
Less: shares issued for payment of related-party payable	-	(994,240)

Total related-party payable	$1,792,532	$1,733,517

Related-party payable account consisted of the following as of April 30, 2010 and 2009:

	2010	2009

Due to Southbase, entity related to
CEO. Matures May 2017, 7%, unsecured	$142,532	$142,532

Due to Desert sellers, notes obtain from
acquisition. Matures December 2010, 18%, secured by all common stock of Desert	1,500,000	1,500,000

Due to Desert sellers, working capital facility, 18%
Matures December 2010, unsecured	150,000	-

Due to Advisors, entity associated with
Secretary. Matures January 2010, prime + 2%
(5.25% at April 30) Secured by receivables of Edgetech	-	90,985

Total related-party payable	1,792,532	1,733,517
Less: current maturities	(1,650,000	(142,532)

Long-term portion of related-party payable	$142,532	$1,590,985

Advisors, LLC & Web’s Biggest, Inc.

Advisors, LLC is a company owned by Paul Aunger, a director of the Company.   The Company has a consulting agreement with Advisors, LLC for payments of $1,000 per month.  Advisors, LLC owns Web’s Biggest, Inc.

As of April 30, 2009, part of the related party notes of $90,985 related to a factoring agreement Inova has with Advisors, LLC. The invoices are put into this agreement so monies can be advanced to Inova before Inova’s customers pay, thereby facilitating payment of operating expenses.

During fiscal 2009, 147,868 shares of common stock with a fair value of $317,670 were issued to Advisors, LLC to settle outstanding debt owed to Web’s Biggest, Inc.

In April, 2010 Advisors, LLC purchased 88,148 shares of common stock for $95,000. In addition, 44,538 shares with a fair value of $46,765 were issued for consulting services provided.

No amounts were owed to Advisors, LLC as of April 30, 2010 and 2009.

Southbase International, Limited

Southbase is a company related to Adam Radly, our CEO.  The Company has a consulting  agreement with Southbase, for payments of $20,000 per month.

In December 2007, Southbase LLC, a Nevada corporation related to our CEO Adam Radly, agreed to convert $600,000 of cash loaned to Inova plus the interest accrued on the loan into 464,912 common shares of Inova. These shares were issued during fiscal 2009.

During fiscal 2010, Southbase, International received 125,000 shares of Inova common stock with a fair value of $130,000 for partial payment of outstanding amounts owed.  As of April 30, 2010 and 2009, $216,387 and $127,000 in consulting fees were owed to Southbase, International and are included in accounts payable in the consolidated balance sheet.

Desert Sellers

There are notes payable to the previous owners of Desert Communications in the amount of $1,500,000 and accrued interest of $315,466 and $188,806 as of April 30, 2010 and 2009.  The notes are secured by all of the common stock of Desert.  On December 1, 2009, the sellers agreed to extend the maturity of these notes through December 1, 2010.  As a result of the extension, the interest rate increased to 18%.  Prior to December 1, 2009, the interest rate was 7%.  See Note 9 below for the accounting impact of this modification.  The sellers also  participated in a working capital facility and loaned $150,000 to the Company during fiscal 2010.  The note bears interest at 18%, is due December, 2010 and is unsecured.

The Desert sellers are paid bonuses based on the operating results of Desert.  As of April 30, 2010 and 2009, $217,622 and $225,787 of bonuses owed to the Desert sellers and are included in accrued liabilities in the consolidated balance sheet.

NOTE 9 – NOTES PAYABLE

Convertible Note Payable – Ascendiant Opportunity Fund, LLC (“Ascendiant”):

In July 2008, a note payable of $500,000 with an original issue discount of $52,875 was issued for 1.5 years by Ascendiant. It is secured by all assets of Desert.  The note is convertible into shares of Inova common stock at $1.50 per share.  In addition, 132,241 warrants to purchase Inova common stock were issued with this note.  As a result of the conversion feature and warrants, a discount of $447,125 was recorded to be amortized over the term of the note using the effective interest method.  See below for information on the accounting for the conversion feature and warrants.   As of April 30, 2010, this note was in default and due on demand and as a result, all of the remaining unamortized discount has been amortized as of April 30, 2010.  During the years ended April 30, 2010 and 2009, $456,370 and $43,630 of the discount was amortized to interest expense.

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

As of April 30, 2010, the Company was not in compliance with these covenants.  As a result the note is in default and the interest rate increased from 15% to 18%.

Inova analyzed the conversion option for derivative accounting consideration under ASC 815 “Derivatives and Hedging”. Inova determined that derivative accounting is not applicable. Inova then analyzed the conversion option under ASC 470-20 “Debt with Conversion and Other Options”  and determined there was a beneficial conversion feature resulting in a discount to the note of $182,642.

132,241 warrants with a fair value of $264,483 were issued to Ascendiant with this note. The warrants expire in July 2013. They have an aggregated exercise price of $200.  The warrant shares are subject to a put option agreement whereby anytime between January 1, 2010 and July 1, 2013, Ascendiant can require Inova to repurchase from Ascendiant the warrant shares for $250,000.  Under ASC 815-40 “Put Warrants”, warrants for put shares should be classified as liabilities and measured at fair value at the end of each reporting period with the change in fair value recorded to earnings.  As a result, the fair value of these warrants was recorded as a derivative liability.  Upon exercise of the put option, if Inova does not repurchase the shares within 30 days, the resulting liability with become a convertible note that is convertible into shares of Inova common stock.

The convertible note and warrant agreements both contain dilutive issuance clauses.  Under these clauses, based on future issuances of Inova common stock or other convertible instruments, the conversion price of the note above can be adjusted downward or the Company can be required to issue additional warrants to Ascendiant.  During fiscal 2009, the Company issued 154,797 additional warrants to purchase Inova common stock with a fair value of $309,594 as a result of this clause.  These warrants are also subject to the put option agreement described above.  As a result, these warrants are also classified as liabilities under ASC 815-40.

During fiscal 2010, the Company adopted ASC 815-15 "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock".  As a result of the adoption, the conversion option above was reclassified from equity to a liability.  See Note 10 below.

Note Modification

In July 2009, Inova modified the terms of its $500,000 note with Ascendiant to extend the maturity date from December 2009 to December 2010.  In addition, the interest rate on the note increased to the higher of (i) Prime Rate plus 3% or (ii) 18% and the put option described above was increased from $250,000 to $375,000.

Inova evaluated the extension event under ASC 470-60 “Troubled Debt Restructurings”. Because the investors did not grant concessions on this outstanding loan, the transaction was not accounted for as troubled debt restructuring. Consequently, Inova evaluated these transactions under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial. The modification was determined to be not substantial and as a result, no gain or loss was recorded on the date of the extension.

Put Option Exercise

On April 8, 2010 Ascendiant exercised 122,445 warrants to purchase Inova common stock and concurrently exercised its put option, requiring Inova to repurchase the shares acquired from the warrant exercise from Ascendiant for $375,000. The $375,000 note is included in notes payable in the consolidated balance sheet as of April 30, 2010.

Since Inova did not repurchase the shares within 30 days, on May 8, 2010 a one year $375,000 convertible note was established by Ascendiant at a 20% interest rate.  The note is convertible into shares of Inova common stock at $1.50 per share and is unsecured.

Other Amounts Owed to Ascendiant

There is a contested commission note to Ascendiant Securities for originally for $78,000 of commissions. As of April 30, 2010 and 2009, $278,930 and $81,200 were owed for this note.  The note is included in notes payable in the consolidated balance sheet. The note originally bore interest at 11.25%, but is now in default and bears interest at 18%.  The Company is contesting this note due to the original circumstances surrounding it. Ascendiant has claimed to be the broker that introduced Inova to Boone and accordingly claims certain commissions from transactions between Inova and Boone.  Inova disputes this claim.

Notes Payable – Boone Lenders, LLC (“Boone”):

Fiscal 2008

During fiscal 2008, Inova issued a note to Boone for $1,792,000 with an original issue discount of $192,000 due in November 2012.  The note bears interest at Prime+3% or 11.25%.  437,348 warrants to purchase Inova common stock were issued to Boone with this note. The warrants expire in November 2012 and have an aggregate exercise price of $100.  As a result of the warrants and the original issue discount, a total discount of $1,184,799 was recorded to be amortized over the term of the note using the effective interest method.  See below for information on the accounting for the warrants.   During the years ended April 30, 2010 and 2009, $0 and $704,383 of the discount was amortized to interest expense.

The warrant shares are subject to a put option agreement whereby anytime between June 10, 2010 and June 10, 2013, Boone can require Inova to repurchase from Boone the warrant shares for $1,300,000.  Under ASC 815-40 “Put Warrants”, warrants for put shares should be classified as liabilities and measured at fair value at the end of each reporting period with the change in fair value recorded to earnings.  As a result, the fair value of these warrants was recorded as a derivative liability.  Upon exercise of the put option, if Inova does not repurchase the shares within 30 days, the resulting liability with become a convertible note. The exercise period for this put option was accelerated to April 1, 2010 as a result of the debt restructuring below.  $1,000,000 of put options were exercised as of April 30, 2010, see “Convertible Put Exercise Note” below.

Fiscal 2009

During fiscal 2009, Inova issued several notes to Boone for an aggregate principal amount of $3,373,763 with aggregate original issue discounts of $339,600.  The notes bear interest at Prime+3% or 11.25%.  The notes are due at various dates from  March 2009 through March 2011.  In connection with these notes, Inova granted warrants to purchase 692,577 shares of Inova's common stock, warrants to purchase 92 shares of Desert Communications, Inc. common stock, and warrants to purchase 19.44% of Trakkers, LLC. The warrants expire at various dates from April 2013 through February  2014 and have an aggregated exercise price of $1,300.  As a result of the warrants and the original issue discounts, a total discount of $2,869,883 was recorded to be amortized over the term of the notes using the effective interest method.  See below for information on the accounting for the warrants.   As of April 30, 2010, all of these notes were in default and due on demand and as a result, all remaining unamortized discounts have been amortized as of April 30, 2010.  During the years ended April 30, 2010 and 2009, $2,182,298 and $687,585 of the discount was amortized to interest expense.

The warrant shares are subject to various put option agreements whereby anytime between January 2010 and January 1, 2013, Boone can require Inova to repurchase from Boone the warrant shares for $1,574,250.  Under ASC 815-40 “Put Warrants”, warrants for put shares should be classified as liabilities and measured at fair value at the end of each reporting period with the change in fair value recorded to earnings.  As a result, the fair value of these warrants was recorded as a derivative liability.  Upon exercise of the put option, if Inova does not repurchase the shares within 30 days, the resulting liability with become a convertible note.  The exercise period for these put options was accelerated to April 1, 2010 as a result of the debt restructuring below.  $1,000,000 of put options were exercised as of April 30, 2010, see “Convertible Put Exercise Note” below.

Fiscal 2010

During fiscal 2010, Inova issued several notes to Boone for an aggregate principal amount of $1,128,856 with aggregate original issue discounts of $178,357.  The notes bear interest at Prime+3% or 11.25%.  The notes are due at various dates from  December 2009 through February 2011.  In connection with these notes, Inova granted warrants to purchase 584,872 shares of Inova's common stock, warrants to purchase 64 shares of Desert Communications, Inc. common stock, and warrants to purchase 1.44% of Trakkers, LLC. The warrants expire at various dates from May 2014 through January  2017 and have an aggregated exercise price of $800.  As a result of the warrants and the original issue discounts, a total discount of $978,857 was recorded to be amortized over the term of the notes using the effective interest method.  See below for information on the accounting for the warrants.   As of April 30, 2010, all of these notes were in default and due on demand and as a result, all remaining unamortized discounts have been amortized as of April 30, 2010. During the year ended April 30, 2010 $978,857 of the discount was amortized to interest expense.

The warrant shares are subject to various put option agreements whereby for various periods ranging from April 2010 to February 2014, Boone can require Inova to repurchase from Boone the warrant shares for $534,900.  Under ASC 815-40 “Put Warrants”, warrants for put shares should be classified as liabilities and measured at fair value at the end of each reporting period with the change in fair value recorded to earnings.  As a result, the fair value of these warrants was recorded as a derivative liability.  Upon exercise of the put option, if Inova does not repurchase the shares within 30 days, the resulting liability with become a convertible note.  The exercise period for these put options was accelerated to April 1, 2010 as a result of the debt restructuring below.  $1,000,000 of put options were exercised as of April 30, 2010, see “Convertible Put Exercise Note” below.

Anti-Dilution Warrants

All of the warrants granted above contained dilutive issuance clauses in their agreements.  Under these clauses, based on future issuances of Inova common stock or other convertible instruments, Inova can be required to issue additional warrants to Boone.  During fiscal 2008, the Company issued 23,406 additional warrants to purchase Inova common stock with a fair value of $37,450 as a result of this clause.  During fiscal 2009, the Company issued 401,552 additional warrants to purchase Inova common stock with a fair value of $845,192 as a result of this clause.  During fiscal 2010, the Company issued 106,160 additional warrants to purchase Inova common stock with a fair value of $212,320 as a result of this clause. These warrants are also subject to the put option agreements described above.  As a result, these warrants are also classified as liabilities under ASC 815-40.  See Note 10 for more information.

Debt Restructuring

In the third quarter of fiscal 2010 Inova restructured several of its previously issued notes payable to Boone to extend the maturity dates, modify the interest rate and payment terms.  Inova combined 6 previous notes that had due dates ranging from December 16, 2009 through December 30, 2010 into one $836,446 note payable. The original notes had interest rates of Prime + 3% or 11.25%.  The new note has an interest rate of 17.5%.  Starting in December 2010, principal payments will be made out of Desert Communication Inc.’s (“DCI”) free cash flow which is defined by the agreement as DCI’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) subject to various adjustments.  The note is secured by all assets including the shares Inova holds of each of Inova’s subsidiaries.  In addition, in conjunction with the debt restructuring, all put options that previously could not be exercised until future periods were accelerated to April 1, 2010.

In conjunction with the $836,446 restructured note payable, 76,232 Inova warrants and 7.01 Desert warrants were issued to Boone with a fair value of $190,168. They have an aggregated exercise price of $200. The fair value of the warrants at the inception of the notes was recorded as a discount to the note to be amortized through maturity of the note using the effective interest method.  This discount was combined with remaining unamortized discounts on the 6 notes included in the restructuring.  As of April 30, 2010, this note was in default and due on demand and as a result, all of the remaining unamortized discount has been amortized as of April 30, 2010. During the year ended April 30, 2010, $654,621 of the discount was amortized to interest expense.

All previous warrant grants and their associated put options under the notes included in the above restructuring are now combined into this note.  This includes the warrants granted in conjunction with the restructuring mentioned above.  The total warrants  under this note as of the date of the restructuring was 1,373,821 warrants to purchase Inova common stock and 78.1 warrants to purchase Desert common stock, all of which are subject to aggregate put options of $2,213,500.  In March 2010, $1,000,000 of these put options were exercised for 437,348 warrants to purchase Inova common stock and 31.59 warrants to purchase Desert common stock.  See put exercise section below.

Inova evaluated the extension event above under ASC 470-60 “Troubled Debt Restructurings”. Because the investors did not grant concessions on this outstanding loan, the transaction was not accounted for as troubled debt restructuring. Consequently, Inova evaluated these transactions under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial. The modification was determined not to be substantial and as a result, no gain or loss was recorded on the date of the extension.  In addition, all previously unamortized discounts associated with previous notes will be amortized over the maturity of the new note.

Convertible Put Exercise Note

On March 22, 2010 Boone exercised $1,000,000 of its put options, requiring Inova to repurchase from Boone up to 288,415 shares of Inova common stock and 31.59 shares of Desert common stock for $1,000,000. Since Inova did not repurchase the shares within 30 days a 2 year $1,000,000 convertible note was established by Boone at a 24% interest rate.  A discount of $200,000 was recorded on this note as a result of the conversion options, see below.  As of April 30, 2010, this notes was in default and due on demand and as a result, all of the remaining unamortized discount has been amortized to interest expense as of April 30, 2010.

The note is convertible into shares of Desert common stock at an amount equal to (A) 350% of Desert’s EBITDA for the 12 full-months preceding such date, minus (i) the aggregate amount of Desert’s indebtedness to the initial Holder at such date and (ii) the aggregate amount of the Company’s indebtedness to the Desert Sellers at such date, divided by (B) the total number of issued and outstanding shares of common stock at such date.

The note is also convertible into shares of Inova common stock at the lower of (i) $1.50 per share of Inova common stock and (ii) the lowest per share price of Inova common stock conversion price in effect at April 22, 2010 in any warrant, option, convertible note or other instrument that has been issued by Inova or that is otherwise convertible or exchangeable into Inova, after taking into effect any applicable reset or other conversion or exchange price adjustments.

The conversion options are subject to reset provisions that can reduce the conversion prices based on subsequent equity or rights offerings by Desert or Inova below the prices above.

Inova analyzed the instruments above under ASC 815 “Derivatives and Hedging” and determined that these instruments should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  The fair value of the instruments was determined to be $200,000 using a Monte Carlo simulation model utilizing present value and various probabilities of events. This amount is included in derivative liabilities in the consolidated balance sheet.  See Note 10 for more information on derivatives and the valuation model.

Covenants

All Boone loans have the following financial requirements:

•	Maintain cash plus availability under IBM $2.5 million line of credit of $250,000 or greater;

•	EBITDA of $1.7 million for any fiscal year;

•	No concentration above $2.5 million to any supplier through the IBM facility;

•	No concentration above 20% to any single customer;

•
No single accounts payable more than the greater of $300,000 or 20% of the accounts receivable balance under 60 days. The portion beyond 90 days past due must be less than 10% of the total accounts receivable.

Inova was not in compliance with these covenants as of April 30, 2010 and as a result, these notes are in default.

Note Payable - Agile Opportunity Fund, LLC (“Agile”):

In February 2008, Inova borrowed $250,000 under a note payable from Agile Opportunity Fund, LLC. This note has an interest rate of 18% per annum and it matures on December 31, 2010. The note was convertible into shares of Inova common stock at $2 per share.  In addition, 62,500 warrants to purchase Inova common stock were issued with this note.  As a result of the conversion feature and warrants, a discount of $150,000 was recorded to be amortized over the term of the note using the effective interest method.  See below for information on the accounting for the conversion feature and warrants.   During the years ended April 30, 2010 and 2009, $40,337 and $109,663 of the discount was amortized to interest expense.    This note is secured by all tangible and intangible assets of Inova.

Inova analyzed the conversion option for derivative accounting consideration under ASC 815 “Derivatives and Hedging”. Inova determined that derivative accounting is not applicable. Inova then analyzed the conversion option under ASC 470-20 “Debt with Conversion and Other Options”  and determined there was a beneficial conversion feature resulting in a discount to the note of $50,000.

62,500 warrants with a fair value of $100,000 were issued to Agile with this note. These warrants expire in February 2013. They have an exercise price of $2 per share. The warrant shares are subject to a put option agreement whereby anytime between February 2010 and February 2013, Agile can require Inova to repurchase from Agile the warrant shares for $100,000.  Under ASC 815-40 “Put Warrants”, warrants for put shares should be classified as liabilities and measured at fair value at the end of each reporting period with the change in fair value recorded to earnings.  As a result, the fair value of these warrants was recorded as a derivative liability.  Upon exercise of the put option, if Inova does not repurchase the shares within 30 days, the resulting liability with become a convertible note that is convertible into shares of Inova common stock.

The convertible note and warrant agreements both contain dilutive issuance clauses.  Under these clauses, based on future issuances of Inova common stock or other convertible instruments, the conversion price of the note above can be adjusted downward or the Company can be required to issue additional warrants to Inova.  During fiscal 2009, the Company issued 213 additional warrants to purchase Inova common stock.

During fiscal 2010, the Company adopted ASC 815-15 "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock".  As a result of the adoption, the conversion option above was reclassified from equity to a liability.  See Note 10 below.

Note Modification

In December 2009, Inova modified the terms of its $250,000 note with Agile to extend the first principal payment date from December 2009 to December 2010. It also increased the original issue discount by $50,000 and reduced the conversion price to $.81 per share.

Inova evaluated the extension event under ASC 470-60 “Troubled Debt Restructurings”. Because the investors did not grant a concession on this outstanding loan, the transaction was not accounted for as troubled debt restructuring. Consequently, Inova evaluated these transactions under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial. Because the present value of the future cash flows under the modified debt exceeded the present value of the future cash flows under the old debt by more than 10%,  the debt modification was determined to be substantial and accordingly the debt was extinguished.  Inova evaluated the new debt instrument under ASC 470-20 “Debt with Conversion and Other Options” and determined that it contained a beneficial conversion feature with an intrinsic value of $83,333.  This amount was recorded as a discount to the note to be amortized until maturity using the effective interest method.

On March 30, 2010 Agile converted $40,500 of its debt to 50,000 shares of Inova stock at an exercise price of $0.81 per share.

Registration Rights for Ascendiant, Boone and Agile Notes

Inova entered into a registration rights agreement with Ascendiant, Boone and Agile requiring that a filing be done for the number of Registrable Securities equal to the lesser of (i) the total number of Registrable Securities and (ii) one-third of the number of issued and outstanding shares of Common Stock that are held by non-affiliates. Registrable securities are (i) all Warrant Shares (ii) any additional shares of Common Stock issuable in connection with any anti-dilution provisions in the Warrants (iii) all Put Shares (iv) any securities issued or issuable upon any stock split, dividend or other distribution, recapitalization or similar event. Inova shall pay to each party an amount in cash, as partial liquidated damages and not as a penalty, equal to 2.00% of the aggregate purchase price paid by each party pursuant to the original note agreements for any unregistered Registrable Securities then held by each party. The parties agree that Inova shall not be liable for liquidated damages under this Agreement with respect to any Warrants or Warrant Shares. Inova analyzed the registration right arrangement under the guidance of FSP ASC 815-15-b and determined that the contingent obligation to make future payments under the registration payment arrangement is not probable.

If Inova were required to pay the 2% penalty for not filing registration statements, the estimated penalty would be approximately $124,000.  The lenders have historically granted waivers for these registration rights penalties and therefore management believes the likelihood of this payment to be remote.

Line of Credit with IBM Credit LLC:

Desert Communications, Inc. had a $2.5 million line of credit with IBM Credit LLC. This revolving line of credit had an interest rate of prime plus 2% and was secured by the assets of Desert. Payments are made based on a borrowing base calculation which determines availability.  During the year ended April 30, 2010, Desert borrowed $726,217 and repaid $2,142,169 against this line.  During the year ended April 30, 2009, Desert borrowed $514,841 and repaid $526,709 against this line.  The outstanding balance on this line of credit was $0 and $1,415,952 as of April 30, 2010 and 2009, respectively.

The $2.5 million line of credit Desert had with IBM Credit LLC has been paid off and replaced with a similar facility with GTF as described above.

Working Capital Facility:

The Company entered into a tri-party secured agreement in April, 2010 whereby Agile ($150,000), Boone ($100,000) and the former owners of Desert Communications ($150,000) provided amounts totaling $400,000 to Desert Communications. This was in the form of a Note due December, 2010 bearing interest at a rate of 20% and containing the same covenants all Boone documents require.  Fees of $10,450 were paid to Boone in conjunction with this debt and were recorded as a discount to the note.

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

Other significant debt transactions during the year ended April 30, 2010:

Trakkers Sellers Notes Modification

In October 2009, Inova modified the terms of its $1,528,089 note with Trakkers former owners to extend the first principal payment date from September 2009  to December 2010.

Inova evaluated the extension event under ASC 470-60 “Troubled Debt Restructurings”. Because the investors did not grant a concession on this outstanding loan, the transaction was not accounted for as troubled debt restructuring. Consequently, Inova evaluated these transactions under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial. As a result, the debt modification was not substantial and therefore the new debt terms will be accounted for prospectively.

Desert Sellers Notes Modification.

On December 1, 2009, the sellers agreed to extend the maturity of these notes through December 1, 2010.  As a result of the extension, the interest rate increased to 18%.  Prior to December 1, 2009, the interest rate was 7%

Inova evaluated the extension event under ASC 470-60 “Troubled Debt Restructurings”. Because the investors did not grant a concession on this outstanding loan, the transaction was not accounted for as troubled debt restructuring. Consequently, Inova evaluated these transactions under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial. As a result, the debt modification was not substantial and therefore the new debt terms will be accounted for prospectively.

During the year ended April 30, 2010 and 2009, Inova made the following cash repayments on its outstanding notes payable:

	2010	2009
Notes payable to Boone/Ascendiant/Agile	$640,522	$2,109,155
Line of credit from IBM	2,142,169	526,709
Notes payable to Desert/Trakkers/RightTag previous owners	122,713	239,808
Notes payable to other	380,283	178,450

Total cash paid	$3,285,687	$3,054,122

A summary of changes in notes payable for the years ended April 30, 2010 and 2009 is as follows:

	2010	2009

Beginning balance	$6,360,729	$2,370,443
Gross proceeds from the notes payable	2,572,705	7,410,585
Non-cash additions due to put note exercises	1,375,000	-
Less: repayments made on notes payable	(3,285,687)	(3,054,122)
Less: debt discount from warrants, original issue discounts and conversion options	(1,533,682)	(1,909,288)
Add: amortization of discount	4,358,975	1,543,111

Total notes payable	$9,848,040	$6,360,729

Notes payable consisted of the following as of April 30, 2010 and 2009:

	April 30, 2010			April 30, 2009
	Principal	Unamortized	Carrying	Principal	Unamortized	Carrying
Lender	Amount	Discount	Amount	Amount	Discount	Amount
Boone Lenders, LLC	$4,378,671	$(10,450)	$4,368,221	$2,717,372	$(2,411,269)	$306,103
Ascendiant Opportunity Fund, LLC	1,153,930	-	1,153,930	557,672	(456,369)	101,303
Agile Opportunity Fund, LLC	409,500	(108,122)	301,378	250,000	(40,337)	209,663
IBM - Trakkers, LLC Lease Facility	332,921	(16,244)	316,677	482,767	(32,453)	450,314
IBM - Desert Communications, Inc. Line of Credit	-	-	-	1,415,952	-	1,415,952
Desert Communications, Inc. Sellers	1,650,000	-	1,650,000	1,500,000	-	1,500,000
Trakkers, LLC Sellers	1,769,686	-	1,769,686	1,892,399	-	1,892,399
Southbase, LLC - Related Party	142,532	-	142,532	142,532	-	142,532
Other debt	145,616		145,616	342,464	-	342,464
Total	$9,982,856	$(134,816)	$9,848,040	$9,301,158	$(2,940,428)	$6,360,730

The following are the future minimum payments for the notes payable:

Year	Amount
2011	$9,567,610
2012	137,898
2013	-
2014	-
2015 and after	142,532

Total notes payable	9,848,040
Less: current maturities	(9,567,610)

Notes payable, net of current maturities	$280,430

NOTE 10 - DERIVATIVE LIABILITIES

ASC 815-40 Put Warrant Liabilities

Under ASC 815-40 “Put Warrants”, warrants for put shares should be classified as liabilities and measured at fair value at the end of each reporting period with the change in fair value recorded to earnings.  As a result, the fair value of the warrants granted to Ascendiant, Agile and Boone in conjunction with the debt offerings noted above were recorded as a derivative liabilities at inception.  The liabilities were subsequently measured at fair value at the end of each reporting period with the changes recorded to earnings.

ASC 815-15 Derivative Liabilities

In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock" (formerly EITF 07-05). The EITF lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The EITF is effective for fiscal years beginning after December 15, 2008. Two conversion options (Ascendiant and Agile) embedded in notes payable agreements that were previously classified in equity were reclassified to derivative liabilities on May 1, 2009 as a result of this EITF. Inova estimated the fair value of these liabilities as of May 1, 2009 to be $420,162 and recorded them as a reduction of $232,642 to Additional Paid In Capital, $156,465 to Accumulated Deficit and $31,055 to discounts on notes payable to which these instruments were related. The effect of this adjustment was recorded as a cumulative effect of change in accounting principle in our consolidated statement of stockholders’ equity.

Inova amended the above convertible note agreements as of June 30, 2009 and July 31, 2009 to remove the provisions that triggered derivative accounting under ASC 815-15. Specifically, the sections in the agreements related to issuing anti-dilutive warrants based on a measure other than one linked to the company’s stock price were removed. As a result of these amendments, the $680,779 derivative liability created during the quarter while the provisions were still effective was moved to additional paid in capital when the documents were modified.

Boone Convertible Put Exercise Note

As discussed in Note 9, Inova determined that the instruments embedded in the convertible put note exercised by Boone should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  The fair value of the instruments was determined to be $200,000 using a Monte Carlo simulation model. Because the number of shares to be issued upon settlement cannot be determined under this instrument, Inova cannot determine whether it will have sufficient authorized shares at a given date to settle any other of its share-settleable instruments.  As a result of this, under ASC 815-15 “Accounting for  Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock” (formerly EITF 00-19), all other share-settleable instruments must be reclassified from equity to liabilities.  Inova had two conversion options embedded in notes payable agreements (Ascendiant and Agile) and 76,407 warrants to purchase Inova common stock that were classified in equity as of the date that the Boone put note became convertible.  The fair value of these instruments on that date was $614,945 and this value was reclassified to liabilities.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at April 30, 2008	$1,312,768
Put Warrant Liability Additions	4,899,121
Change in fair value	(1,103,409)
Balance at April 30, 2009	5,108,480
Put Warrant Liability Additions	1,918,087
ASC 815-15 (EITF 07-05) Additions	420,162
Boone Convertible Put Note	200,000
ASC 815-15 (EITF 00-19) Additions	614,945
ASC 815-15 (EITF 07-05) Deletions	(680,779)
Change in fair value	(597,955)
Put warrants exercised	(1,375,000)
Balance at April 30, 2010	$5,607,940

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Derivative loss related to put warrant liabilities	Year Ended April 30, 2010	Year Ended April 30, 2009
Excess of fair value of put warrant liabilities over note payable	$905,267	$747,357
Fair value of anti-dilution warrants at inception	212,320	1,154,786
Change in fair value	(597,954)	(1,103,410)
Total	$519,633	$798,733

Valuation Models

Inova values its warrant derivatives and simple conversion option derivatives using the Black-Scholes option-pricing model.  Assumptions used include (1) 1.89% to 3.41% risk-free interest rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility 212% to 550%, (4) zero expected dividends (5) exercise prices as set forth in the agreements, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

Inova valued the conversion options and reset provisions under its convertible put exercise note with Boone using a Monte Carlo simulation model utilizing present value and various probabilities of events.  Assumptions used include (1) 0.97% risk free rate, (2) conversion prices as set forth in the agreement, (3) expected Inova stock price volatility of 261%, (4) expected Desert stock price volatility of 25%, and (6) common stock price of the underlying share on the valuation date.  Inova valued the note as a combination of the underlying debt payment and series of two options.  Since the options are mutually exclusive, the Monte Carlo simulation was used to estimate when either of the options are exercisable.  When both are exercisable Inova assumed that the more valuable of the two would be exercised.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases:

There is an office lease for Desert, effective May 2008 until August 2011. Rent is payable at $6,300 per month including tax.

There is an office lease for Trakkers, effective until April 2012. Rent is payable at $3,300 per month including tax.

Rent expense was $163,647 and $148,529 for fiscal 2010 and 2009, respectively. No real estate is owned by the Inova companies.

Litigation:

In May 2007, third parties were awarded $215,691 for a settlement of certain litigation.  This amount was accrued by Inova in accounts payable as of April 30, 2009. During 2010, Inova wrote off this liability due to expiry of the statute of limitation on this debt.  The write off is included in selling, general and administrative expenses for the year ended April 30, 2010.

NOTE 12 – CAPITAL LEASES

Equipment leases:

During 2009, Inova entered into two capital leases:

1)	A lease facility with IBM was established for $542,056, secured by Trakkers scanners. It has an interest rate of 9.88% and is payable in 48 monthly installments of principal and interest.

2)	A lease facility with Everest was established for $375,000, secured by Trakkers scanners. It has an interest rate of 24%, and is payable in 24 monthly installments of principal and interest.

Amounts owed under capital leases are included in notes payable in the consolidated balance sheet.

Assets under capital leases, included in property and equipment, consisted of the following at April 30:

	2010	2009
Vehicle	$33,638	$33,638
Revenue-producing equipment	917,056	917,056
Less: accumulated depreciation	(346,051)	(155,912)

Net assets under capital leases	$604,643	$794,782

The following are the future minimum lease payments for the capital leases:

Year	Amount

2011	$277,516
2012	135,516
2013	56,465

Total future minimum lease payments under capital leases	$469,497

NOTE 13 – PROFIT SHARING PLAN

Effective January 1999, Desert adopted a profit sharing plan which covers most full-time employees with one year of service. The plan allows for discretionary annual contributions to be made. This plan was discontinued in September 2008 and no contributions were made for the year ending April 30, 2009.

A 401K plan was established in September 2008. Employer contributions are made each pay period and a total of $64,206 was contributed for the year ending April 30, 2010 and $65,132 for the year ending April 30, 2009.

NOTE 14 – INCOME TAX

Inova uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

At April 30, 2010, for federal income tax and alternative minimum tax reporting purposes, Inova had approximately $3,504,313 of unused net operating losses available for carry forward to future years. The benefit from carry-forward of such net operating losses will expire in various years through 2030. Under the provisions of Section 382 of the Internal Revenue Code, the benefit from utilization of approximately $2,563,000 of net operating losses incurred prior to June 2005 was significantly limited as a result of the change of control that occurred in connection with Inova’s acquisition of Web’s Biggest. The benefit could be subject to further limitations if significant future ownership changes occur in Inova.

At April 30, 2009, deferred tax assets consisted of the following:

	United States	Canada	Total
NOL at April 30, 2009	$2,789,832	$298,495	$3,088,327
Estimated tax rate	35%	20%	N/A

Deferred tax assets	976,441	59,699	1,036,140
Valuation allowance	(976,441)	(59,699)	(1,036,140)

Net deferred tax assets	$-	$-	$-

At April 30, 2010, deferred tax assets consisted of the following:

	United States	Canada	Total
NOL at April 30, 2010	$3,471,261	$33,052	$3,504,313
Estimated tax rate	35%	20%	N/A

Deferred tax assets	1,214,941	6,610	1,221,552
Valuation allowance	(1,214,941)	(6,610)	(1,221,552)

Net deferred tax assets	$-	$-	$-

There are no federal income taxes payable in 2010 or 2009 as a result of the operating losses recorded during those years. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets, and, accordingly, has not booked an income tax benefit as of April 30, 2010 and 2009. All losses incurred can be carried forward for seven years for Canadian income tax purposes and twenty years for United States income tax purposes.

NOTE 15 – COMMON STOCK

During fiscal 2009:

34,311 shares of common stock were issued to Advisors, LLC as full payment of $90,557 for the balance including interest from a note payable.

There was a reverse stock split at a ratio of 400:1 effective November 12, 2008. All share, per share and par value amounts (except authorized shares) have been retroactively adjusted to reflect the split.

During fiscal 2010:

5,000 shares of common stock valued at $8,125 were issued to third parties as payment on commissions on notes payable.

32,500 shares of common stock valued at $65,000 were issued to a third party as payment for investor relation services.

21,150 shares of common stock valued at $45,649 were issued to the former owners of RightTag, Inc. as payments of earn-outs in accordance with the original purchase agreement.  These earn-outs were included in accrued liabilities as of April 30, 2009.

50,000 shares of common stock valued at $40,500 were issued to Agile for conversion of outstanding note principal. (see Note 9)

88,148 shares of common stock were purchased by Advisors, LLC for $95,000. In addition, 44,538 shares valued at $46,765 were issued to Advisors, LLC in lieu of consulting fees.

125,000 shares of common stock valued at $130,000 were issued to Southbase, International for payment of consulting fees.

NOTE 16 – REDEEMABLE PREFERRED STOCK & NON-CONTROLLING INTEREST

Series A Preferred Stock

Inova has authorized an undesignated amount of Series A preferred shares. Each Series  A preferred share is convertible into common stock at the rate of 1 to 0.06.  There were no shares of Series A preferred stock issued as of April 30, 2010 and 2009.

Series B Convertible Preferred Stock

Inova has authorized 5,000 non-restricted Series B preferred shares to be issued for each acquisition with more than $40 million in sales or $10 million in EBITDA and 5,000 non-restricted Series B preferred shares authorized to be issued for each acquisition with less than $40 million in sales. Each Series B preferred share is convertible into common stock at the rate of 1 to 100.  There were no shares of Series B preferred stock issued as of April 30, 2010 and 2009.

Series B Redeemable Preferred Stock

On September 1, 2008, 1,500,000 shares of redeemable preferred stock were issued in conjunction with the purchase of Trakkers and Tesselon. This is redeemable Series B, non-voting preferred, which has a dissolution value of $1 per share.  The agreement was amended on December 18, 2008 and again in July 2009.  The original and first amended preferred stock agreements were determined to have errors and did not represent the intent of both parties causing both to be amended.  Inova must determine the method of redemption of the preferred stock any time over the one year period from issuance and when redeemed Inova may choose from the following 3 redemption options: 1) $1,500,000 payment of cash 2) Issuance of 375,000 common shares 3) Transfer of 10% of the Trakkers/Tesselon companies.  Option 2) requires the company to issue the 375,000 common shares in three annual installments of 125,000 common shares each beginning no later than October 31, 2010. If elected, options 1) and 3) are due on the third anniversary of the issuance of the preferred stock.  During 2009, the company originally anticipated that it would select option 2 and therefore classified the fair value of the preferred stock as a component of stockholders’ equity as of April 30, 2009.  Management has now determined it is best for the company to elect option 3) and therefore will settle the instrument by issuing 10% ownership of Trakkers LLC on the third anniversary of the agreement.  Because the one year period from the original issuance of the preferred stock has passed, the Company can no longer change the method of redemption.  At inception of the instrument, the company determined the fair value of the preferred stock was $1,307,506.  Because the instrument will now be settled with subsidiary stock, Inova has classified the instrument as non-controlling interest in the consolidated balance sheet as of April 30, 2010 in accordance with ASC 810-10-45-17A and ASC 815-40-15-5C (formerly EITF 08-08) “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary”.

NOTE 17 – WARRANTS

Fiscal 2009

During the year ended April 30, 2009, in connection with financing arrangements with its lenders, Inova granted warrants to purchase 824,818 shares of Inova’s common stock, warrants to purchase 91.53 shares of Desert Communications, Inc. common stock, and warrants to purchase 19.44% of Trakkers, LLC.  (See Note 9)  Each warrant can be exercised for a total of $100 for an aggregate exercise price of $1,500 for all warrant shares.   All warrants vest immediately and have contractual terms ranging from 5-7 years.  All of the warrants issued during fiscal 2009 contained anti-dilution provisions that may result in the issuance of additional warrants. Under the provision, if Inova sells or issues common stock or an option to purchase common stock at a price that reflects an equity valuation of Inova of less than $10,000,000 (a “dilutive issuance”), the holder is entitled to receive additional warrants so that the warrant is exercisable into the same percentage of common stock as was outstanding immediately prior to the dilutive issuance.

During the year ended April 30, 2009, an additional 579,968 warrants to purchase Inova common stock were issued to various lenders under the anti-dilution provision above.   The anti-dilution warrants have the same terms as the original instruments, mainly an exercise price of $100 for all warrant shares and contractual terms ranging from 5-7 years.

The warrant shares are subject to various put option agreements whereby anytime between January 2010 and January 1, 2013, the lenders can require Inova to repurchase the warrant shares for $1,824,250.  Under ASC 815-40 “Put Warrants”, warrants for put shares should be classified as liabilities and measured at fair value at the end of each reporting period with the change in fair value recorded to earnings.  As a result, the fair value of these warrants was recorded as a derivative liability.  Upon exercise of the put option, if Inova does not repurchase the shares within 30 days, the resulting liability with become a convertible note.  See Note 10.  The exercise period for these put options was accelerated to April 1, 2010 as a result of the debt restructuring described in Note 9.

Fiscal 2010

During the year ended April 30, 2010, in connection with financing arrangements with its lenders, Inova granted warrants to purchase 731,731 shares of Inova’s common stock, warrants to purchase 70.96 shares of Desert Communications, Inc. common stock, and warrants to purchase 13.5% of Trakkers, LLC.  (See Note 9)  Each warrant can be exercised for a total of $100 for an aggregate exercise price of $1,200 for all warrant shares.   All warrants vest immediately and have contractual terms ranging from 5-7 years.  All of the warrants issued prior to July 31, 2009 contained anti-dilution provisions that may result in the issuance of additional warrants. Under the provision, if Inova sells or issues common stock or an option to purchase common stock at a price that reflects an equity valuation of Inova of less than $10,000,000 (a “dilutive issuance”), the holder is entitled to receive additional warrants so that the warrant is exercisable into the same percentage of common stock as was outstanding immediately prior to the dilutive issuance.

During the year ended April 30, 2010, an additional 106,160 warrants to purchase Inova common stock were issued to various lenders under the anti-dilution provision above.   The anti-dilution warrants have the same terms as the original instruments, mainly an exercise price of $100 for all warrant shares and contractual terms ranging from 5-7 years.  On July 31, 2009, the warrant agreements were amended to remove the anti-dilution provisions.  See Note 10.

The warrant shares are subject to various put option agreements whereby for various periods ranging from April 2010 to February 2014, the lenders can require Inova to repurchase the warrant shares for $534,900.  Under ASC 815-40 “Put Warrants”, warrants for put shares should be classified as liabilities and measured at fair value at the end of each reporting period with the change in fair value recorded to earnings.  As a result, the fair value of these warrants was recorded as a derivative liability.  Upon exercise of the put option, if Inova does not repurchase the shares within 30 days, the resulting liability with become a convertible note.  See Note 10.  The exercise period for these put options was accelerated to April 1, 2010 as a result of the debt restructuring described in Note 9.

On March 22, 2010 Boone exercised warrants to purchase 288,415 shares of Inova common stock and 31.59 shares of Desert common stock.  Contemporaneously, Boone exercised the related put options, requiring Inova to repurchase the warrant shares from Boone for $1,000,000.  See Notes 9 and 10.

On April 8, 2010, Ascendiant exercised warrants to purchase 122,445 shares of Inova common stock. Contemporaneously, Ascendiant exercised the related put options, requiring Inova to repurchase the warrant shares from Boone for $375,000.  See Notes 9 and 10

The following tables summarize common stock warrants outstanding by entity:

Warrants to purchase Inova common stock	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at April 30, 2008	628,755	$0.31	$1,817,116	3.85
Granted	1,404,786	0.00
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at April 30, 2009	2,033,541	$0.10	$2,472,218	3.90
Granted	837,891	0.00
Exercised	(410,861)	0.00
Forfeited	-	-
Expired	(52,500)	1.32
Outstanding at April 30, 2010	2,408,071	$0.05	$2,720,778	4.11

Warrants to purchase Desert common stock	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at April 30, 2008	-	$-	$-	0.00
Granted	91.53	0.00
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at April 30, 2009	91.53	$-	$992,060	4.57
Granted	70.96	0.00
Exercised	(31.59)	0.00
Forfeited	-	-
Expired	-	-
Outstanding at April 30, 2010	130.90	$0.00	$1,072,842	5.10

Warrants to purchase Trakkers common stock	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at April 30, 2008	-	$-	$-	$0.00
Granted	19.44%	0.00
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at April 30, 2009	19.44%	$-	$998,491	4.35
Granted	13.50%	0.00
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at April 30, 2010	32.94%	$-	$1,082,932	3.69

NOTE 18 – MAJOR CUSTOMERS AND MAJOR VENDORS

During fiscal 2010 and 2009, revenues generated from three customers were approximately 34% of total revenues. These revenues were generated by Desert from its customers in network solution contracts.

During fiscal 2010 and 2009, purchases from four vendors totaled approximately 50% of total purchases. These purchases were made by Desert.

NOTE 19 – SEGMENT INFORMATION

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

For the year ended April 30, 2010:

	RFID	Edgetech	DCI	Corporate	Total

Revenues	2,042,798	370,031	18,524,107	95,843	21,032,779
Cost of revenues	(650,988)	(162,826)	(13,378,515)	(148,230)	(14,340,559)

Gross profit	1,391,810	207,205	5,145,592	(52,387)	6,692,220

Operating costs	(1,890,622)	104,478	(3,347,101)	(2,918,283)	(8,051,528)

Operating income	(498,812)	311,683	1,798,491	(2,970,670)	(1,359,308)

Interest expense	(712,842)	(46,240)	(270,538)	(4,674,597)	(5,704,217)
Interest income	-	-	307	-	307
Other income	179	-	-	-	179

Net income (loss)	(1,211,475)	265,443	1,528,260	(7,645,267)	(7,063,039)

Total assets	5,325,941	67,414	3,700,793	3,366,408	12,460,556

For the year ended April 30, 2009: (Restated)

	RFID	Edgetech	DCI	Corporate	Total

Revenues	2,038,005	379,362	20,173,681	-	22,591,048
Cost of revenues	(651,562)	(257,574)	(15,044,670)	-	(15,953,806)

Gross profit	1,386,443	121,788	5,129,011	-	6,637,242

Operating costs	(1,055,381)	26,359	(3,406,022)	(3,005,121)	(7,440,165)

Operating income	331,062	148,147	1,722,989	(3,005,121)	(802,923)

Interest expense	(400,700)	(102,853)	(1,794,341)	(310,669)	(2,608,563)
Interest income	-	-	1,691	-	1,691
Other income	-	-	-	-	-

Net income (loss)	(69,638)	45,294	(69,661)	(3,315,790)	(3,409,795)

Total assets	6,304,539	154,587	2,953,483	5,242,980	14,655,589

NOTE 20 - RESTATEMENTS

On April 30, 2010, Inova’s Board of Directors identified a classification error in the Company’s financial statements as of and for the year ended April 30, 2009. The Company determined that the accounting for put warrants granted with various notes payable was incorrect. The original accounting for these transactions classified the relative fair values of the put warrants as equity. After consideration of ASC 480-10-25-8 through 25-13 and 815-40-55-16 through 55-18 “Put Warrants”, the Company determined that these warrants should have originally been recorded as liabilities at their fair value with subsequent changes in fair value recorded through earnings.  In addition, the Company identified certain unrecorded expenses and liabilities during fiscal 2010, and has adjusted for these unrecorded transactions as well.

The following table summarizes the impact of the restatements as of and for the year ended April 30, 2009:

CONSOLIDATED STATEMENT OF OPERATIONS
Year Ended April 30, 2009

	Previously Reported	Adjustments		Restated

Revenues	$22,591,048	$-		$22,591,048

Cost of revenues	(15,548,306)	-		(15,548,306)
Selling, general and administrative	(3,584,250)	(116,659)	(1)	(3,700,909)
Depreciation expense	(537,512)	-		(537,512)
Amortization expense	(1,840,337)	-		(1,840,337)
Impairment loss	(970,662)	-		(970,662)
Operating income (loss)	109,981	(116,659)		(6,678)

Other income (expense):
Loss on derivatives	-	(798,733)	(2)	(798,733)
Interest income	1,691	-		1,691
Other income	2,488	-		2,488
Interest expense	(2,084,676)	(523,887)	(3)	(2,608,563)
Net loss	$(1,970,516)	$(1,439,279)		$(3,409,795)

Basic and diluted loss per share:
Loss per share	$(0.82)	$(0.58)	(4)	$(1.40)
Weighted average common shares	2,411,865	23,922	(4)	2,435,787

(1) To record expenses related to a commission payable and RightTag earnout that were previously unrecorded
(2) To record change in fair value of derivative liabilities resulting from reclassification of put warrants
(3) To record additional amortization of debt discounts due to reclassification of put warrants
(4) Impact of the adjustments above

CONSOLIDATED BALANCE SHEET
April 30, 2009

	Previously
	Reported	Adjustments		Restated

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$2,022,593	$-		$2,022,593
Accrued liabilities	705,169	221,299	(5)	926,468
Deferred income	404,190	-		404,190
Derivative liabilities	-	5,108,480	(6)	5,108,480
Notes payable - related parties	1,590,985	-		1,590,985
Notes payable	3,589,814	(1,230,384)	(7)	2,359,430
Total current liabilities	8,312,751	4,099,395		12,412,146
Notes payable - net of current maturities	2,267,782	-		2,267,782
Notes payable - related parties, net of current maturities	142,532	-		142,532
	10,723,065	4,099,395		14,822,460

Stockholders' equity (deficit)
Convertible preferred stock, $0.001 par value; 25,000,000 shares	1,500	-		1,500
authorized; 1,500,000 issued and outstanding
Common stock, $0.001 par value; 3,000,000,000 shares authorized;
2,427,060 and 2,450,579 issued and outstanding	2,427	24	(8)	2,451
Additional paid-in capital	7,966,774	(2,186,012)	(9)	5,780,762
Accumulated deficit	(4,038,177)	(1,913,407)	(10)	(5,951,584)
Total stockholders' equity (deficit)	3,932,524	(4,099,395)		(166,871)
Total liabilities and stockholders' equity (deficit)	$14,655,589	$1,128,099		$14,655,589

(5) To record liabilities related to commissions payable and RightTag earnout that were previously unrecorded
(6) To record derivatives liabilities resulting from reclassification of put warrants
(7) To record additional debt discount as a result of derivative liabilities resulting from reclassification of put warrants
(8) To record issuance of common stock for commissions that were previously unrecorded
(9) To record reduction in additional paid-in capital as a result of reclassification of put warrants to liabilities and an increase due to recording of stock issuance in (8)
(10) To record additional net loss as a result items above

NOTE 21 – SUBSEQUENT EVENTS

In May, 2010 Boone exercised $1,515,900 of its put option, requiring Inova to repurchase up to 1,505,572 shares of Common Stock from Boone for $1,515,900. Since Inova did not repurchase the shares within 30 days, a 2 year $1,500,000 convertible note was established at a 24% interest rate.

On April 8, 2010 Ascendiant exercised its put option, requiring Inova to repurchase from Ascendiant up to 122,445 shares of Common Stock for $375,000. Since Inova did not repurchase the shares within 30 days a one year $375,000 convertible note was established by Ascendiant at a 20% interest rate on May 8, 2010.

In May, 2010 Ascendiant filed suit for collection of the $833,906 principal and interest described in note 9.

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

In assessing the effectiveness of our internal control over financial reporting, management identified the following material weakness in internal control over financial reporting as of April 30, 2010:

•
Deficiencies in Segregation of Duties.  The Chief Executive Officer and the Chief Financial Officer are actively involved in the preparation of the financial statements, and therefore cannot provide an independent review.  The company may establish an audit committee this year, which should address this problem.

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

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Our directors and executive officers as of the date of this Report are as follows:

Name	Age	Position
Adam Radly	41	Chief Executive Officer, President, Treasurer
Paul Aunger	51	Secretary, Director
Jeffrey Mandelbaum	46	Director
Bob Bates	41	Chief Financial Officer
Alex Lightman	47	Director

Adam Radly, President, Chief Executive Officer, Chairman and Treasurer

Mr. Radly became Chief Executive Officer of Inova after the merger with Web’s Biggest. Mr. Radly was previously the founder and CEO of Isis Communications. While he was CEO of Isis, the company’s revenue increased from zero to $22 million. He also  complete an IPO for Isis raising A$50 million. During his tenure, Isis completed eight acquisitions, and raised an additional $30 million from U.S. institutional investors in a secondary offering. Isis later merged with AAV Ltd.

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

Bob Bates, Chief Financial Officer

Bob is a CPA, CVA and CFE with over 20 years experience as a Controller and CFO for various public and private entities in several countries. He was with Allied Capital (NYSE) as Controller and has worked for other Billion dollar companies. He also worked with KPMG. He is a director of Catalyst Group.

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

We do not have a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We have not adopted a formal code of ethics because we have determined that such a code would be an unnecessary and bureaucratic practice given the small size of the Company's management; however we endeavor to carry out our responsibilities in accordance with required laws and regulations.

Item 11. Executive Compensation.

The following describes the cash and stock compensation paid to our directors and officers during the two past fiscal years. Our fiscal year ends on April 30. As a result, our most recent fiscal year ended April 30, 2010, and is referred to below as 2010. The previous fiscal year ended April 30, 2009 and is referred to as 2009 below.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Management fee ($)	Stock Awards ($)	Total ($)
Adam Radly, Chairman and CEO	2009	240,000	-0-	240,000
Adam Radly, Chairman and CEO	2010	240,000	-0-	240,000
Paul Aunger, Secretary and Director	2009	60,000	-0-	60,000
Paul Aunger, Secretary and Director	2010	28,000	48,000	76,000
Bob Bates, CFO	2009	88,570	-0-	88,570
Bob Bates, CFO (HP Accounting)	2010	120,000	-0-	120,000
Alex Lightman, Director	2009	36,500	-0-	36,500
Alex Lightman, Director	2010	12,000	-0-	12,000
Jeff Mandelbaum, Director	2009	12,000	-0-	12,000
Jeff Mandelbaum, Director	2010	12,000	-0-	12,000

Other related party information:

The Company accrues professional fees of $1,000 to Advisors LLC, a company related to Paul Aunger, a director of the company. The management fees payable for work provided by Mr Radly and Mr Aunger are paid to various companies related to them and not paid to them personally. The amounts in the table above represent the total compensation paid in relation to work provided by Mr Radly and Mr Aunger.

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

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of April 30, 2010 by each person known by us to beneficially own 5% or more of our outstanding common stock; each of our directors; each of the Named Executive Officers; and all of our directors and Named Executive Officers as a group.

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

Percentage of beneficial ownership is based upon 2,816,915  shares of common stock outstanding at April 30, 2009. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Class
Adam Radly - CEO and related entities	1,362,822 Common Stock, $0.001 Par Value	51%

Paul Aunger-Secretary and related entities	863,441	37%

                (1)  The address for these owners is 2300 W. Sahara Ave. Suite 800 Las Vegas, Nevada 89102

Item 13. Certain Relationships and Related Transactions

A company related to our Chairman and CEO, Adam Radly, has loaned the Company money. The amount outstanding under this loan is $142,532. Interest is accruing at the rate of 7% per year.

In December 2007, a company related to our CEO agreed to convert $600,000 of cash loaned to the Company plus the interest accrued on the loan into 464,912 common shares of the Company. However, as discussed above, this transaction was not accounted for until July 2008, when the authorized shares were increased.

Item 14. Principal Accountant Fees and Services

AUDIT FEES

Our fees for fiscal 2009 and 2008 totaled $70,000 and $90,000 respectively.

AUDIT-RELATED FEES

Our fees for fiscal 2009 and 2008 totaled $45,000 and $50,000, respectively.

TAX FEES

There were no tax fees paid to our principal accountants in the last two fiscal years.

ALL OTHER FEES

Our fees for fiscal 2010 and 2009 totaled $0 and $15,000 respectively.

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
Date: August 13, 2010

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Name and Title	Date

/s/ Adam Radly	Adam Radly
	Chairman and CEO	August 13, 2010

/s/ Bob Bates	Bob Bates
	CFO	August 13, 2010

/s/ Paul Aunger	Paul Aunger
	Secretary and Director	August 13, 2010

/s/ Jeff Mandelbaum	Jeff Mandelbaum
	Director	August 13, 2010