Form 10-Q
period 2010-07-31
Inova Technology Inc.
filed 2010-09-20
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010

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

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of September 14, 2010: 2,816,915

Inova Technology Inc.

Form 10-Q

Item 1. Financial Statements

INOVA TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2010	April 30, 2010
ASSETS
Current assets
Cash	$436,971	$336,746
Accounts receivable, net of allowance of $0 and $0	120,641	109,500
Contract receivables, net of allowance of $21,822 and $21,832	738,889	2,011,853
Other receivable	1,918,776	952,562
Inventory	82,465	93,335
Cost in excess of billing	119,320	290,329
Prepaid and other current assets	62,405	46,423
Total current assets	3,479,467	3,840,748
Fixed assets, net	233,947	185,017
Revenue earning equipment, net	1,125,374	1,250,929
Intangible assets, net	336,805	463,976
Goodwill	6,669,454	6,669,454
Other Assets	14,570	50,432
Total assets	$11,859,617	$12,460,556

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,243,083	$2,152,657
Accrued liabilities	1,815,227	1,465,859
Deferred income	479,127	424,872
Derivative liabilities	1,756,646	5,607,940
Notes payable - related parties	1,650,000	1,650,000
Notes payable, net of unamortized discount of $112,027
and $134,816	9,496,536	7,917,610
Total current liabilities	16,440,619	19,218,938
Notes payable - net of current maturities	137,898	137,898
Notes payable - related parties, net of current maturities	142,532	142,532
Total liabilities	16,721,049	19,499,368

Stockholders' deficit
Common stock, $0.001 par value; 7,500,000 shares
authorized; 2,816,915 and 2,816,915 shares issued and outstanding	2,817	2,817
Additional paid-in capital	4,821,953	4,821,953
Non-controlling interest	1,307,506	1,307,506
Accumulated deficit	(10,993,708)	(13,171,088)
Total stockholders' deficit	(4,861,432)	(7,038,812)
Total liabilities and stockholders' deficit	$11,859,617	$12,460,556

See accompanying notes to consolidated financial statements

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended ended July 31, 2010 and 2009
(Unaudited)

		Restated
	2010	2009

Revenues	$7,868,228	$4,934,674
Cost of revenues	(5,727,849)	(3,311,636)
Selling, general and administrative	(1,366,532)	(1,405,079)
Depreciation & amortization expense	(234,158)	(193,044)
Operating income (loss)	539,689	24,915

Other income (expense):
Other income	-	690
Gain (loss) on derivative liabilities	2,335,394	(1,647,563)
Interest expense	(697,703)	(739,519)
Net income (loss)	$2,177,380	$(2,361,477)

Net income (loss) per share
Basic	$0.88	$(0.96)
Diluted	$0.29	$(0.96)
Weighted average common shares
Basic	2,462,060	2,460,194
Diluted	7,309,493	2,460,194

See accompanying notes to consolidated financial statements

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended July 31, 2010 and 2009
(Unaudited)

		Restated
	2010	2009
CASH FLOWS OPERATING ACTIVITIES
Net loss	$2,177,380	$(2,361,477)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation expense	88,370	201,965
Amortization expense - loan discounts, deferred financing costs and intangibles)	22,789	494,622
Amortization expense - intangible	127,172	179,957
Paid-in kind interest	88,205	-
Loss on sale of assets	-	7,459
Stock issued for services	-	70,000
Derivative (gain) loss	(2,335,394)	1,647,563
Changes in operating assets and liabilities:
Accounts receivable	1,261,823	(573,402)
Other receivable	(966,214)	-
Inventory	10,870	(790)
Cost in excess of billing	171,009	(322,802)
Prepaid expenses and other current assets	(15,982)	43,733
Other assets	35,862	-
Accounts payable	(909,574)	913,212
Accrued expenses	349,368	(160,833)
Deferred income	54,255	(18,493)
Net cash provided by (used in) operating activities of operations	159,939	120,714

CASH FLOW INVESTING ACTIVITIES
Purchase of fixed assets	(11,746)	-
Net cash used in investing activities	(11,746)	-

CASH FLOW FINANCING ACTIVITIES
Proceeds from notes payable	(47,968)	579,841
Repayments made on notes payable	-	(1,294,137)
Proceeds from notes payable - related parties	-	10,736
Repayments made on notes payable - related parties	-	-
Net cash used in financing activities	(47,968)	(703,560)

NET CHANGE IN CASH	100,225	(582,846)
CASH AT BEGINNING OF PERIOD	336,746	1,087,894
CASH AT END OF PERIOD	$436,971	$505,048

SUPPLEMENTAL INFORMATION:
Interest paid	$180,843	$856,038
Income taxes paid	$30,000	$55,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of derivative liability to notes payable	$1,515,900	$-
Cumulative effect of change in accounting principle-reclassification of
derivative liability	-	420,162
Reclassification of derivative liabilities to APIC	-	680,779
Discount on notes payable from derivative liabilities	-	265,000

See accompanying notes to consolidated financial statements

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

Fair Value Measurements

ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

As of July 31, 2010, Inova measured its derivative liabilities using Level 2 inputs as defined by ASC 820 with a total fair value of $1,756,646.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Restatements

The consolidated statements of operations and cash flows for the three months ended July 31, 2009 have been restated due to errors discovered in April 2010. See Note 7 for details.

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, we have incurred recurring losses from operations, have an accumulated deficit, negative working capital and are in default on the majority of our notes payable as of July 31, 2010. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future. Management is trying to raise additional capital through sales of stock and refinancing debt.

NOTE 3 – RELATED PARTY TRANSACTIONS

Loans payable from related parties consists of advances from existing shareholders. These notes are unsecured, bear interest at 7%, and are due in May 21, 2017. The amount due to Southbase, a Company owned by Inova’s controlling shareholder, is $142,532.

Seller notes with a balance of $1,500,000 relate to the Desert Communications, Inc. purchase. They have interest rates of 18%, are secured and are due in December of 2010.

In addition, the Desert sellers are owed $150,000 under a working capital facility established during fiscal 2010 with an interest rate of 18%, due December, 2010.

NOTE 4 - DERIVATIVE LIABILITIES & ADDITIONAL CONVERTIBLE NOTE

ASC 815-40 Put Warrant Liabilities

Under ASC 815-40 “Put Warrants”, warrants for put shares should be classified as liabilities and measured at fair value at the end of each reporting period with the change in fair value recorded to earnings.  As a result, the fair value of the warrants granted to Inova’s debt holders in prior years were recorded as  derivative liabilities at inception.  These liabilities are subsequently measured at fair value at the end of each reporting period with the changes recorded to earnings.  As of July 31, 2010, Inova had $1,399,613 of derivative liabilities as a result of these provisions.

Boone Convertible Put Exercise Notes

Inova determined that the instruments embedded in a convertible put note exercised by Boone during fiscal 2010 should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.   During the quarter ended July 31, 2010, Boone exercised warrants to purchase 1,505,572 shares of Inova common stock and 125.80 shares of Desert common stock.  Contemporaneously, Boone exercised the related put options, requiring Inova to repurchase the warrants shares from Boone for $1,515,900.  Under the put option agreement, if Inova fails to repurchase the warrant shares from Boone, the put option liability will become a convertible note.  Inova did not repurchase the warrant shares and accordingly, the put option became a convertible note during the quarter ended July 31, 2010.

The note is convertible into shares of Desert common stock at an amount equal to (A) 350% of Desert’s EBITDA for the 12 full-months preceding such date, minus (i) the aggregate amount of Desert’s indebtedness to the initial Holder at such date and (ii) the aggregate amount of the Company’s indebtedness to the Desert Sellers at such date, divided by (B) the total number of issued and outstanding shares of common stock at such date. The note is also convertible into shares of Inova common stock at the lower of (i) $1.50 per share of Inova common stock and (ii) the lowest per share price of Inova common stock conversion price in effect at April 22, 2010 in any warrant, option, convertible note or other instrument that has been issued by Inova or that is otherwise convertible or exchangeable into Inova, after taking into effect any applicable reset or other conversion or exchange price adjustments. The conversion options are subject to reset provisions that can reduce the conversion prices based on subsequent equity or rights offerings by Desert or Inova below the prices above.  As a result of the exercise, the put option liability was transferred from derivative liabilities to notes payable during the quarter.

Because the number of shares to be issued upon settlement cannot be determined under these instruments, Inova cannot determine whether it will have sufficient authorized shares at a given date to settle any other of its share-settleable instruments.  As a result of this, under ASC 815-15 “Accounting for  Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock” (formerly EITF 00-19), the conversion options noted above and all other share-settleable instruments are classified as liabilities.  Inova has two conversion options embedded in notes payable agreements and 76,407 warrants to purchase Inova common stock that are classified as liabilities as a result of the provisions of the convertible put notes.  As of July 31, 2010, Inova had $357,033 of derivative liabilities as a result of these provisions.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at April 30, 2010	$5,607,940
Reclassification of derivative liabilities to notes payable	(1,515,900)
Change in fair value	(2,335,394)
Balance at July 31, 2010	$1,756.646

Valuation Models

Inova values its warrant derivatives and simple conversion option derivatives using the Black-Scholes option-pricing model. Assumptions used include (1) 3% risk-free interest rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility 261% to 390%, (4) zero expected dividends (5) exercise prices as set forth in the agreements, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

Inova valued the conversion options and reset provisions under its convertible put exercise note with Boone using a Monte Carlo simulation model utilizing present value and various probabilities of events. Assumptions used include (1) 0.55% risk free rate, (2) conversion prices as set forth in the agreement, (3) expected Inova stock price volatility of 261%, (4) expected Desert stock price volatility of 25%, and (6) common stock price of the underlying share on the valuation date. Inova valued the note as a combination of the underlying debt payment and series of two options. Since the options are mutually exclusive, the Monte Carlo simulation was used to estimate when either of the options is exercisable. When both are exercisable Inova assumed that the more valuable of the two would be exercised.

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

The following table presents three month segment information:

	Trakkers, LLC &	Edgetech	Desert
	RightTag, Inc.	Services, Inc.	Communications, Inc.	Corporate	Total

Revenues	$496,124	$-	$7,372,104	$-	$7,868,228
Net income (loss)	(206,317)	(21,797)	565,441	1,840,053	2,177,380
Total assets	5,190,611	38	3,213,193	3,455,775	11,859,617

NOTE 6 – WARRANTS

In May, 2010 Boone exercised warrants to purchase 1,505,572 shares of Inova common stock and 125.80 shares of Desert common stock.  Contemporaneously, Boone exercised the related put options, requiring Inova to repurchase the warrants shares from Boone for $1,515,900.  The liability for the put option exercise is included in notes payable.  See Note 4.

The following tables summarize common stock warrants outstanding by entity:

Warrants to purchase Inova common stock	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at April 30, 2010	2,408,071	0.05	2,720,778	4.11
Granted	-	-
Exercised	(1,505,572)	0.00
Forfeited	-	-
Expired	-	-
	902,499	$0.14	299,236	3.30

Warrants to purchase Desert common stock	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at April 30, 2010	130.90	$-	$1,072,842	5.10
Granted	-	-
Exercised	(125.80)	0.00
Forfeited	-	-
Expired	-	-
Outstanding at July 31, 2010	5.10	$0.00	$41,725	6.46

Warrants to purchase Trakkers common stock	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at April 30, 2010	32.94%	$-	$1,082,932	3.69
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at July 31, 2010	32.94%	$-	$1,082,932	3.44

All warrants above were exercisable as of July 31, 2010.

NOTE 7 – RESTATEMENT

On April 30, 2010, Inova’s Board of Directors identified a classification error in the Company’s financial statements as of and for the three months ended July 31, 2009. The Company determined that the accounting for put warrants granted with various notes payable was incorrect. The original accounting for these transactions classified the relative fair values of the put warrants as equity. After consideration of ASC 480-10-25-8 through 25-13 and 815-40-55-16 through 55-18 “Put Warrants”, the Company determined that these warrants should have originally been recorded as liabilities at their fair value with subsequent changes in fair value recorded through earnings. In addition, the Company identified certain unrecorded expenses and liabilities during fiscal 2010, and has adjusted for these unrecorded transactions as well.

The following table summarizes the impact of the restatements for the three months ended July 31, 2009:

CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended July 31, 2009
(Unaudited)

	Previously
	Reported	Adjustments		Restated

Revenues	$4,934,674	$-		$4,934,674

Cost of revenues	(3,122,758)	(188,878)	(1)	(3,311,636)
Selling, general and administrative	(1,481,430)	76,351	(4)	(1,405,079)
Depreciation and amortization expense	(381,922)	188,878	(1)	(193,044)
Operating loss	(51,436)	76,351		24,915

Other income (expense):
Loss on derivatives	(2,344,340)	696,777	(2)	(1,647,563)
Other income	690	-		690
Interest expense	(739,519)	-		(739,519)
Net loss	$(3,134,605)	$773,128		$(2,361,477)

Basic and diluted loss per share:
Loss per share	$(1.29)	$0.33	(3)	$(0.96)
Weighted average common shares	2,436,675	23,519	(4)	2,460,194

(1) To reclassify depreciation on revenue producing equipment to cost of revenues
(2) To record change in fair value of derivative liabilities resulting from reclassification of put warrants
(3) Impact of (1), (2) & (4)
(4) To record adjustment for shares recorded as issued during the year ended April 30, 2009 that were previously recorded during the three months ended July 31, 2009

Item 2. Management Discussion and Analysis of Financial Condition and Result of Operations.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JULY 31, 2010

Net revenues increased from $4,934,674 in the three-month period ending July 31, 2009 to $7,868,228 for the three-month period ending July 31, 2010. The increase in revenue is due to changes in the timing of various projects, in addition to the reversal of the worldwide economic slowdown.

Cost of sales increased from $3,311,636 in the three-month period ending July 31, 2009 to $5,727,849 for the three-month period ending July 31, 2010. The increase came from the revenue increase described above.

Operating expenses decreased from $1,405,079 for the three months ending July 31, 2009 to $1,366,532 for the same period in 2010. This was mainly due to the decrease in bonus and management fee expense in Desert.

Net loss decreased from $2,361,477 for the three months ending July 31, 2009 to net income of $2,177,380 for the same period in 2010. This is due to a change from a derivative loss of $1,647,563 during the three months ended July 31, 2009 to a derivative gain of $2,335,394 for the three months ended July 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the three month period ended July 31, 2010 was $159,939 as compared to cash provided by operations of $120,714 for the three months ended July 31, 2010. This change is primarily due to higher revenues. Cash used in investing activities for the three month period ended July 31, 2010 was $11,746, as compared to $0 for the three months ended July 31, 2009. Cash used in financing activities for the period ended July 31, 2010 was $47,968, as compared to $703,560 used in financing activities for the three months ended July 31, 2009.

Our operating activities for the three months ended July 31, 2010, have generated adequate cash to meet our operating needs. As of July 31, 2010, we had cash and cash equivalents totaling $436,971, and total receivables of $2,778,306.

As of the date of the filing the Company is attempting to restructure its debt with Boone and some other creditors. If successful there would be a significant decrease in the current portion of debt outstanding, interest rate reductions and extended maturity dates.  If unsuccessful, we will continue to be in default on these loans and incur additional interest expense.

EBITDA

EBITDA for the 3 month period is $770,231. EBITDA is Earnings before interest, tax, depreciation and amortization:

EBITDA	July 31, 2010

Net income	$2,177,380

Interest	697,703
Derivative gain	(2,335,394)
Tax	15,000

Depreciation/Amortization	215,542

EBITDA	770,231

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

Dated: September 17, 2010	By:	/s/ Adam Radly
Adam Radly
Chief Executive Officer

Dated: September 17, 2010	By:	/s/ Bob Bates
Bob Bates
Chief Financial Officer