Form 10-Q
period 2010-10-31
Inova Technology Inc.
filed 2010-12-20
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _____________to _____________

Commission file number 000-27397

INOVA TECHNOLOGY INC.
(Exact name of small business issuer in its charter)

Nevada	98-0204280
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

2300 W. Sahara Ave. Suite 800 Las Vegas, NV 89102
(Address of principal executive offices)

89146	(800) 757-9808
(Postal Code)	(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes     [   ] No

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

Large accelerated filer [   ]    Accelerated Filer [   ]    Non-accelerated Filer [   ]    Smaller reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes     [X] No

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of December 20, 2010: 59,115,260

Inova Technology Inc.

Form 10-Q

Item 1. Financial Statements

INOVA TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2010	April 30, 2010

ASSETS

Current assets
Cash	$599,200	$336,746
Accounts receivable	247,036	109,500
Contract receivables, net of allowance of $21,822 and $21,832	586,433	2,011,853
Other receivable	1,216,692	952,562
Inventory	100,015	93,335
Cost in excess of billing	127,009	290,329
Prepaid and other current assets	17,642	46,423
Total current assets	2,894,027	3,840,748
Fixed assets, net	216,101	185,017
Revenue earning equipment, net	1,029,530	1,250,929
Intangible assets, net	209,634	463,976
Goodwill	6,669,454	6,669,454
Other Assets	14,196	50,432
Total assets	$11,032,942	$12,460,556

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$801,840	$2,152,657
Accrued liabilities	1,742,090	1,465,859
Deferred income	411,157	424,872
Derivative liabilities	1,757,083	5,607,940
Notes payable - related parties	1,650,000	1,650,000
Notes payable, net of unamortized discount of $112,027 and $134,816	9,566,472	7,917,610
Total current liabilities	15,928,642	19,218,938
Notes payable - net of current maturities	137,898	137,898
Notes payable - related parties, net of current maturities	142,532	142,532
Total liabilities	16,209,072	19,499,368

Stockholders' deficit
Common stock, $0.001 par value; 150,000,000 shares authorized; 59,115,260 and 56,338,300 shares issued and outstanding	59,115	56,338
Additional paid-in capital	4,830,925	4,768,432
Non-controlling interest	1,307,506	1,307,506
Accumulated deficit	(11,373,676)	(13,171,088)
Total stockholders' deficit	(5,176,130)	(7,038,812)
Total liabilities and stockholders' deficit	$11,032,942	$12,460,556

See accompanying notes to consolidated financial statements

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended October 31, 2010 and 2009
(Unaudited)

		Restated
	2010	2009

Revenues	$4,805,677	$4,129,896
Cost of revenues	(2,700,907)	(2,206,278)
Gross profit	2,104,770	1,923,618

Selling, general and administrative	(2,102,165)	(1,698,376)
Depreciation & amortization expense	(21,938)	(163,018)
Operating income (loss)	(19,333)	62,224

Other income (expense):
Other income	-	(3,679)
Gain (loss) on derivative liabilities	51,562	(1,019,415)
Interest expense	(412,197)	(870,355)
Net income (loss)	$(379,968)	$(1,831,225)

Net income (loss) per share
Basic	$(0.01)	$(0.04)
Weighted average common shares
Basic	57,820,711	50,134,580

See accompanying notes to consolidated financial statements

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the six months ended October 31, 2010 and 2009
(Unaudited)

		Restated
	2010	2009

Revenues	$12,673,905	$9,064,570
Cost of revenues	(8,428,756)	(5,517,914)
Gross profit	4,245,149	3,546,656

Selling, general and administrative	(3,468,697)	(3,103,455)
Depreciation & amortization expense	(256,096)	(356,062)
Operating income	520,356	87,139

Other income (expense):
Other income	-	(2,989)
Gain (loss) on derivative liabilities	2,386,956	(2,666,978)
Interest expense	(1,109,900)	(1,609,874)
Net income (loss)	$1,797,412	$(4,192,702)

Net income (loss) per share
Basic	$0.03	$(0.08)
Diluted	$0.02	$(0.08)
Weighted average common shares
Basic	57,075,455	49,671,777
Diluted	77,240,940	49,671,777

See accompanying notes to consolidated financial statements

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended October 31, 2010 and 2009
(Unaudited)

		Restated
	2010	2009
CASH FLOWS OPERATING ACTIVITIES
Net income (loss)	$1,797,412	$(4,192,702)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	220,525	376,863
Amortization expense - loan discounts, deferred financing costs and intangibles)	92,643	989,285
Amortization expense - intangible	254,342	359,813
Paid-in kind interest	129,608	-
Loss on sale of assets	-	7,459
Stock issued for services	60,770	115,649
Warrants issued for services	56,500	-
Derivative (gain) loss	(2,386,957)	2,666,978
Changes in operating assets and liabilities:
Accounts receivable	1,287,883	220,999
Other receivable	(264,130)
Inventory	(6,680)	(32,673)
Cost in excess of billing	163,320	(110,999)
Prepaid expenses and other current assets	28,782	1,455
Other assets	36,236
Accounts payable	(1,350,817)	(36,482)
Accrued expenses	276,231	(91,874)
Deferred income	(13,715)	(24,426)
Net cash provided by (used in) operating activities of operations	381,953	249,345

CASH FLOW INVESTING ACTIVITIES
Purchase of fixed assets	(30,210)	-
Net cash used in investing activities	(30,210)	-

CASH FLOW FINANCING ACTIVITIES
Proceeds from notes payable	-	1,259,216
Repayments made on notes payable	(89,289)	(2,237,632)
Proceeds from notes payable - related parties	-	10,736
Repayments made on notes payable - related parties	-	(101,721)
Net cash used in financing activities	(89,289)	(1,069,401)

NET CHANGE IN CASH	262,454	(820,056)
CASH AT BEGINNING OF PERIOD	336,746	1,087,894
CASH AT END OF PERIOD	$599,200	$267,838

SUPPLEMENTAL INFORMATION:
Interest paid	$303,498	$528,475
Income taxes paid	$30,000	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of derivative liability to notes payable	$1,515,900	$-
Reclassification of warrants issued to derivative liability	52,000	-
Cumulative effect of change in accounting principle-reclassification of derivative liability	-	420,162
Reclassification of derivative liabilities to APIC	-	680,779
Discount on notes payable from derivative liabilities	-	325,358

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

As of October 31, 2010, Inova measured its derivative liabilities using Level 3 inputs as defined by ASC 820 with a total fair value of $1,757,083.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Restatements

The consolidated statements of operations and cash flows for the three and six months ended October 31, 2009 have been restated due to errors discovered in April 2010. See Note 7 for details.

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, we have an accumulated deficit and negative working capital and are in default on the majority of our notes payable as of October 31, 2010. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future. Management is trying to raise additional capital through sales of stock and refinancing debt.

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

NOTE 4 - DERIVATIVE LIABILITIES & ADDITIONAL CONVERTIBLE NOTE

ASC 815-40 Put Warrant Liabilities

Under ASC 815-40 “Put Warrants”, warrants for put shares should be classified as liabilities and measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. As a result, the fair value of the warrants granted to Inova’s debt holders in prior years were recorded as derivative liabilities at inception. These liabilities are subsequently measured at fair value at the end of each reporting period with the changes recorded to earnings. As of October 31, 2010, Inova had $1,399,613 of derivative liabilities as a result of these provisions.

Boone Convertible Put Exercise Notes

Inova determined that the instruments embedded in a convertible put note exercised by Boone during fiscal 2010 should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. During the quarter ended July 31, 2010, Boone exercised warrants to purchase 23,307,749 shares of Inova common stock and 125.80 shares of Desert common stock. Contemporaneously, Boone exercised the related put options, requiring Inova to repurchase the warrants shares from Boone for $1,515,900. Under the put option agreement, if Inova fails to repurchase the warrant shares from Boone, the put option liability will become a convertible note. Inova did not repurchase the warrant shares and accordingly, the put option became a convertible note during the quarter ended July 31, 2010.

The note is convertible into shares of Desert common stock at an amount equal to (A) 350% of Desert’s EBITDA for the 12 full-months preceding such date, minus (i) the aggregate amount of Desert’s indebtedness to the initial Holder at such date and (ii) the aggregate amount of the Company’s indebtedness to the Desert Sellers at such date, divided by (B) the total number of issued and outstanding shares of common stock at such date. The note is also convertible into shares of Inova common stock at the lower of (i) $30 per share of Inova common stock and (ii) the lowest per share price of Inova common stock conversion price in effect at April 22, 2010 in any warrant, option, convertible note or other instrument that has been issued by Inova or that is otherwise convertible or exchangeable into Inova, after taking into effect any applicable reset or other conversion or exchange price adjustments. The conversion options are subject to reset provisions that can reduce the conversion prices based on subsequent equity or rights offerings by Desert or Inova below the prices above. As a result of the exercise, the put option liability was transferred from derivative liabilities to notes payable during the quarter.

Because the number of shares to be issued upon settlement cannot be determined under these instruments, Inova cannot determine whether it will have sufficient authorized shares at a given date to settle any other of its share-settleable instruments. As a result of this, under ASC 815-15 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock” (formerly EITF 00-19), the conversion options noted above and all other share-settleable instruments are classified as liabilities. Inova has two conversion options embedded in notes payable agreements and 1,528,140 warrants to purchase Inova common stock that are classified as liabilities as a result of the provisions of the convertible put notes. As of October 31, 2010, Inova had $348,983 of derivative liabilities as a result of these provisions.

During the quarter ended October 31, 2010, Boone exercised warrants to purchase 7,444,240 shares of Inova common stock and 19.44% of Trakkers common stock. Contemporaneously, Boone exercised the related put options, requiring Inova to repurchase the warrants shares from Boone for $792,000. Under the put option agreement, if Inova fails to repurchase the warrant shares from Boone, the put option liability will become a convertible note. Inova did not repurchase the warrant shares and accordingly, the put option became a convertible note in November 2010.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at April 30, 2010	$5,607,940
Reclassification of derivative liabilities to notes payable	(1,515,900)
ASC 815-15 (EITF 00-19) Additions	52,000
Change in fair value	(2,386,957)
Balance at October 31, 2010	$1,757,083

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

Inova valued the conversion options and reset provisions under its convertible put exercise note with Boone using a Monte Carlo simulation model utilizing present value and various probabilities of events. Assumptions used include (1) 0.34% risk free rate, (2) conversion prices as set forth in the agreement, (3) expected Inova stock price volatility of 261%, (4) expected Desert stock price volatility of 25%, and (6) common stock price of the underlying share on the valuation date. Inova valued the note as a combination of the underlying debt payment and series of two options. Since the options are mutually exclusive, the Monte Carlo simulation was used to estimate when either of the options is exercisable. When both are exercisable Inova assumed that the more valuable of the two would be exercised.

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

The following table presents three month segment information:

	Trakkers,	Edgetech	Desert
	LLC &	Services,	Communications,
	RightTag, Inc.	Inc.	Inc.	Corporate	Total

Revenues	$1,220,435	-	11,453,470	-	12,673,905
Net income (loss)	(278,261)	(31,324)	700,386	1,406,611	1,797,412
Total assets	1,533,854	38	2,572,604	6,926,474	11,032,942

NOTE 6 – WARRANTS

Inova issued 1,000,000 warrants to a public relations firm with a fair value of $56,500 that were fully vested and non-forfeitable on the date of grant. The fair value of these warrants was reclassified to derivative liabilities at $52,000 due to provisions in certain convertible note agreements (described in Note 3) that cause all share-settable instruments issued by Inova to be classified as liabilities.

The following tables summarize common stock warrants outstanding by entity:

				Weighted
				average
		Weighted		remaining
		average	Aggregate	contractual life
Warrants to purchase Inova common stock	Warrants	exercise price	intrinsic value	(years)
Outstanding at April 30, 2010	48,161,435	$0.05	$2,720,778	4.11
Granted	1,000,000	0.18
Exercised	(30,751,989)	0.00
Forfeited	-	-
Expired	-	-
Outstanding at October 31, 2010	18,409,446	$0.02	$301,421	2.87

				Weighted
				average
		Weighted		remaining
		average	Aggregate	contractual life
Warrants to purchase Desert common stock	Warrants	exercise price	intrinsic value	(years)
Outstanding at April 30, 2010	130.90	$-	$1,072,842	5.10
Granted	-	-
Exercised	(130.90)	0.00
Forfeited	-	-
Expired	-	-
Outstanding at October 31, 2010	-	$0.00	$-	0.00

				Weighted
				average
		Weighted		remaining
		average	Aggregate	contractual life
Warrants to purchase Trakkers common stock	Warrants	exercise price	intrinsic value	(years)
Outstanding at April 30, 2010	32.94%	$-	$1,082,932	3.69
Granted	0.00%	0.00
Exercised	-19%	0.00
Forfeited	-	-
Expired	-	-
Outstanding at October 31, 2010	13.50%	$-	$443,848	3.67

All warrants above were exercisable as of October 31, 2010.

NOTE 7 – RESTATEMENT

On April 30, 2010, Inova’s Board of Directors identified a classification error in the Company’s financial statements as of and for the three months ended October 31, 2009. The Company determined that the accounting for put warrants granted with various notes payable was incorrect. The original accounting for these transactions classified the relative fair values of the put warrants as equity. After consideration of ASC 480-10-25-8 through 25-13 and 815-40-55-16 through 55-18 “Put Warrants”, the Company determined that these warrants should have originally been recorded as liabilities at their fair value with subsequent changes in fair value recorded through earnings. In addition, the Company identified certain unrecorded expenses and liabilities during fiscal 2010, and has adjusted for these unrecorded transactions as well.

The following table summarizes the impact of the restatements for the three and six months ended October 31, 2009:

CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended October 31, 2009
(Unaudited)

	Previously
	Reported	Adjustments		Restated

Revenues	$4,129,896	$-		$4,129,896

Cost of revenues	(2,014,542)	(191,736)	(1)	(2,206,278)
Selling, general and administrative	(1,695,060)	76,351	(4)	(1,702,055)
Depreciation and amortization expense	(354,754)	191,736	(1)	(163,018)
Operating loss	65,540	76,351		58,545

Other income (expense):
Loss on derivatives	-	(1,019,415)	(2)	(1,019,415)
Other income	-	-
Interest expense	(870,355)	-		(870,355)
Net loss	$(804,815)	$(943,064)		$(1,831,225)

Basic and diluted loss per share:
Loss per share	$(0.02)	$(0.02)	(3)	$(0.04)
Weighted average common shares	49,580,520	554,060	(4)	50,134,580

(1)	To reclassify depreciation on revenue producing equipment to cost of revenues
(2)	To record change in fair value of derivative liabilities resulting from reclassification of put w arrants
(3)	Impact of (1), (2) & (4)
(4)	To record adjustment for shares recorded as issued during the year ended April 30, 2009 that w ere previously recorded during the three months ended July 31, 2009

CONSOLIDATED STATEMENT OF OPERATIONS
Six Months Ended October 31, 2009
(Unaudited)

	Previously
	Reported	Adjustments		Restated

Revenues	$9,064,570	$-		$9,064,570

Cost of revenues	(5,137,300)	(380,614)	(1)	(5,517,914)
Selling, general and administrative	(3,175,800)	69,356	(4)	(3,106,444)
Depreciation and amortization expense	(736,676)	380,614	(1)	(356,062)
Operating loss	14,794	69,356		84,150

Other income (expense):
Loss on derivatives	(2,344,240)	(322,738)	(2)	(2,666,978)
Other income	-	-		-
Interest expense	(1,609,874)	-		(1,609,874)
Net loss	$(3,939,320)	$(253,382)		$(4,192,702)

Basic and diluted loss per share:
Loss per share	$(0.08)	$(0.00)	(3)	$(0.08)
Weighted average common shares	49,157,480	514,297	(4)	49,671,777

(1)	To reclassify depreciation on revenue producing equipment to cost of revenues
(2)	To record change in fair value of derivative liabilities resulting from reclassification of put w arrants
(3)	Impact of (1), (2) & (4)
(4)	To record adjustment for shares recorded as issued during the year ended April 30, 2009 that w ere previously recorded during the three months ended July 31, 2009

NOTE 8 – COMMON STOCK

During the quarter ended October 31, 2010 1,600,000 shares of common stock with a fair value of $48,000 were issued to Advisors, LLC for services rendered. Advisors, LLC is controlled by a director of the Company. The fair value of the stock was recorded to expense during the quarter ended October 31, 2010.

On August 3, 2010, Inova entered into an agreement with a public relations firm. Under the terms of the agreement, Inova issued 2% of its outstanding common shares at the inception of the agreement as an advance and non-refundable fee for future services. This resulted in the issuance of 1,126,960 shares of common stock with a fair value of $11,270. This amount was expensed during the quarter ended October 31, 2010. In addition, after six months, the firm is entitled to receive another 2% of Inova’s outstanding common stock as a non-refundable fee for services to be performed in the future.

During the quarter ended October 31, 2010 50,000 shares of common stock with a fair value of $1,500 were issued to a public relations firm for services rendered. The fair value of the stock was recorded to expense during the quarter ended October 31, 2010.

On October 20, 2010 the Board of Directors approved a resolution to complete the issue of a stock dividend to all current shareholders. The ratio will be 20 new shares for every one share held by all shareholders as at the record date. The authorized shares of the company will be adjusted by the same ratio. All share and per share amounts have been adjusted retroactively as if the dividend occurred on the first day of the first period presented.

NOTE 9 – DEBT

The following table summarizes outstanding debt as of April 30, 2010 and October 31, 2010:

	April 30, 2010			October 31, 2010
	Principal	Unamortized	Carrying	Principal	Unamortized	Carrying
Lender	Amount	Discount	Amount	Amount	Discount	Amount
Boone Lenders, LLC	$4,378,671	$(10,450)	$4,368,221	$6,014,179	$(10,450)	$6,003,729
Ascendiant Opportunity Fund, LLC	1,153,930	-	1,153,930	1,153,930	-	1,153,930
Agile Opportunity Fund, LLC	409,500	(108,122)	301,378	409,500	(15,479)	394,021
IBM - Lease Facility	332,921	(16,244)	316,677	332,921	(16,244)	316,677
Desert Communications, Inc. Sellers	1,650,000	-	1,650,000	1,650,000	-	1,650,000
Trakkers, LLC Sellers	1,769,686	-	1,769,686	1,769,686	-	1,769,686
Southbase, LLC - Related Party	142,532	-	142,532	142,532	-	142,532
Other debt	145,616		145,616	66,327	-	66,327
Total	$9,982,856	$(134,816)	$9,848,040	$11,539,075	$(42,173)	$11,496,902

Of the total outstanding debt, $10,112,795 was in default as of October 31, 2010. Principal owed to Boone Lenders, LLC (“Boone”) increased due to the convertible put note described in Note 4 and paid-in kind interest described below.

Boone is capitalizing and charging paid in kind interest on several of its notes. Each period, at a rate mutually agreed to by the Company and Boone, interest is recognized on the outstanding principal balance and added to the principal balance of the note. This started in May 2010 for Boone’s notes as a temporary arrangement which can be cancelled at any time. The interest rates range from 11% to 20% on various notes.

For the six months ended October 31, 2010, a total of $129,608 of interest was recognized and recorded to the principal balance of all loans from Boone Lenders, LLC except the convertible put notes described in Note 4.

NOTE 10 – SUBSEQUENT EVENTS

As mentioned in Note 4, since Inova did not repurchase certain warrant shares exercised by Boone within 40 days, on November 6, 2010 a two year $792,000 note was established by Boone initially at a 2% interest rate, then increasing in steps to 12% as other debt is paid off. For more details, see Note 4.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2010

Net revenues increased from $4,129,896 in the three-month period ending October 31, 2009 to $4,805,677 for the three-month period ending October 31, 2010. The increase in revenue is due to changes in the timing of various projects, in addition to the reversal of the worldwide economic slowdown.

Cost of sales increased from $1,825,664 in the three-month period ending October 31, 2009 to $2,700,907 for the three-month period ending October 31, 2010. The increase came from the revenue increase described above.

Operating expenses decreased from $2,242,008 for the three months ending October 31, 2009 to $2,124,103 for the same period in 2010. This was mainly due to the decrease in bonus and management fee expense in Desert.

Net loss decreased from $1,831,225 for the three months ending October 31, 2009 to $379,968 for the same period in 2010. This is due to a change from a derivative loss of $1,019,415 during the three months ended October 31, 2009 to a derivative gain of $51,562 for the three months ended October 31, 2010.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED OCTOBER 31, 2010

Net revenues increased from $9,064,570 in the six-month period ending October 31, 2009 to $12,673,905 for the six-month period ending October 31, 2010. The increase in revenue is due to changes in the timing of various projects, increased projects won and the reversal of the worldwide economic slowdown.

Cost of sales increased from $5,137,300 in the six-month period ending October 31, 2009 to $8,428,756 for the six-month period ending October 31, 2010. The increase came from the revenue increase described above.

Operating expenses decreased from $3,840,131 for the six months ending October 31, 2009 to $3,724,793 for the same period in 2010. This was mainly due to the decrease in bonus and management fee expense in Desert.

Net loss decreased from $4,192,702 for the six months ending October 31, 2009 to net income of $1,797,412 for the same period in 2010. This is due to a change from a derivative loss of $2,666,978 during the six months ended October 31, 2009 to a derivative gain of $2,386,956 for the six months ended October 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the six month period ended October 31, 2010 was $381,953 as compared to cash provided by operations of $249,345 for the six months ended October 31, 2009. This change is primarily due to higher revenues. Cash used in investing activities for the six month period ended October 31, 2010 was $30,210, as compared to $0 for the six months ended October 31, 2009. Cash used in financing activities for the period ended October 31, 2010 was $89,289, as compared to $1,069,401 provided in financing activities for the six months ended October 31, 2009.

Our operating activities for the six months ended October 31, 2010, have generated adequate cash to meet our operating needs. As of October 31, 2010, we had cash and cash equivalents totaling $599,200, and total receivables of $2,050,161.

As of the date of the filing the Company is attempting to restructure its debt with Boone and some other creditors. If successful there would be a significant decrease in the current portion of debt outstanding, interest rate reductions and extended maturity dates. If unsuccessful, we will continue to be in default on these loans and incur additional interest expense.

EBITDA

EBITDA for the 6 month period is $1,025,223. EBITDA is Earnings before interest, tax, depreciation and amortization:

October 31,
EBITDA	2010

Net income	$1,797,412

Interest	1,109,900
Derivative gain	(2,386,956)
Tax	30,000

Depreciation/Amortization	474,867

EBITDA	1,025,223

Stock Dividend

On October 20, 2010 the Board of Directors to approved a resolution to complete the issue of a stock dividend to all current shareholders. The ratio will be 20 new shares for every one share held by all shareholders as at the record date. The record date is Friday, November 1, 2010. The authorized shares of the company will be adjusted by the same ratio.

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

Dated: December 20, 2010	By:	/s/ Adam Radly
Adam Radly
Chief Executive Officer

Dated: December 20, 2010	By:	/s/ Bob Bates
Bob Bates
Chief Financial Officer