Form 10-Q
period 2011-01-31
Inova Technology Inc.
filed 2011-03-22
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ______________to _____________

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

Large accelerated filer [   ]        Accelerated Filer [   ]        Non-accelerated Filer [   ]        Smaller reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[   ] Yes   [ X ] No

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of March 19, 2011: 60,115,260

Inova Technology Inc.

Form 10-Q

Item 1. Financial Statements

INOVA TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	January 31, 2011	April 30, 2010
ASSETS
Current assets
Cash	$1,293,572	$336,746
Accounts receivables, net	111,256	109,500
Contracts receivable, net of allowance of $21,746 and $21,832, respectively	530,705	2,011,853
Servicing receivable	275,255	952,562
Inventory	106,628	93,335
Cost in excess of billings	167,308	290,329
Prepaid expenses and other current assets	12,430	46,423
Total current assets	2,497,154	3,840,748
Fixed assets, net	204,203	185,017
Revenue earning equipment, net	917,176	1,250,929
Intangible assets, net	98,762	463,976
Goodwill	6,669,454	6,669,454
Other assets	5,262	50,432
Total assets	$10,392,011	$12,460,556
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$737,196	$2,152,657
Accrued liabilities	2,435,170	1,465,859
Deferred income	391,988	424,872
Derivative liabilities	907,977	5,607,940
Current maturities of long-term debt	10,210,308	7,917,610
Current maturities of long-term debt (related party)	1,500,000	1,650,000
Total current liabilities	1,618,639	19,218,938
Long term debt (related party)	142,532	142,532
Long term debt - net of current maturities	-	137,898
Total liabilities	16,325,171	19,499,368
Stockholders' deficit
Common stock, $0.001 par value; 150,000,000 shares authorized; 60,115,260 and 56,338,300 shares outstanding, respectively	60,115	56,338
Additional paid-in capital	4,870,425	4,768,432
Non-controlling interest	1,307,506	1,307,506
Accumulated deficit	(12,171,206)	(13,171,088)
Total stockholders' deficit	(5,933,160)	(7,038,812)
Total liabilities and stockholders' deficit	$10,392,011	$12,460,556

See summary of accounting policies and notes to consolidated financial statements.

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended January 31, 2011 and 2010
(Unaudited)

		Restated
	2011	2010
Revenues	$4,394,716	$3,810,135
Cost of revenues	(2,971,818)	(2,218,849)
Gross profit	1,422,898	1,591,286
Selling, general and administrative	(1,570,774)	(1,162,151)
Depreciation and amortization expense	(111,424)	(187,231)
Operating income	(259,300)	241,904
Other income (expense):
Other income	-	45,992
Gain (loss) on derivative liabilities	57,107	759,320
Interest expense	(595,337)	(551,551)
Net income (loss)	(797,530)	$495,665
Net income (loss) per share Basic	$(0.01)	$0.01
Weighted average common shares Basic	59,505,370	50,134,580

See summary of accounting policies and notes to consolidated financial statements.

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the nine months ended January 31, 2011 and 2010
(Unaudited)

		Restated
	2011	2010
Revenues	$17,068,621	$12,874,705
Cost of revenues	(11,400,574)	(7,736,763)
Gross profit	5,668,047	5,137,942
Selling, general and administrative	(5,039,471)	(4,261,136)
Depreciation and amortization expense	(367,520)	(543,293)
Loss on asset sale	-	(7,459)
Operating income	261,056	326,054
Other income (expense):
Other income	-	45,992
Gain (loss) on derivative liabilities	2,444,063	(1,907,658)
Interest expense	(1,705,237)	(2,161,425)
Net income (loss)	$999,882	$(3,697,037)
Net income (loss) per share
Basic	$0.02	$(0.07)
Diluted	$0.01	$(0.07)
Weighted average common shares
Basic	57,886,954	49,671,777
Diluted	172,794,729	49,671,777

See summary of accounting policies and notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS
For the nine months ended January 31, 2011 and 2010
(Unaudited)

		Restated
	2011	2010
CASH FLOWS OPERATING ACTIVITIES
Net income (loss)	$999,882	$(3,697,037)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	329,977	557,178
Amortization expense - loan discounts and deferred financing costs	108,122	1,474,536
Amortization expense - intangibles	365,214	528,471
Paid-in kind interest	134,472	-
Loss on sale of assets	-	7,459
Stock issued for services	60,770	118,773
Warrants issued for services	56,500	-
Derivative (gain) loss	(2,444,063)	1,907,658
Changes in operating assets and liabilities:
Accounts receivable	1,479,392	(344,195)
Servicing receivable	677,307	-
Inventory	(13,293)	(38,150)
Costs in excess of billing	123,021	(149,288)
Prepaid expenses and other current assets	33,993	37,848
Other assets	45,170	-
Accounts payable	(1,415,461)	(36,019)
Accrued liabilities	969,311	357,916
Deferred income	(32,884)	(478,022)
Net cash provided by operating activities of operations	1,477,430	247,128
CASH FLOW INVESTING ACTIVITIES
Purchase of fixed assets	(15,410)	-
Net cash used in investing activities	(15,410)	-
CASH FLOW FINANCING ACTIVITIES
Proceeds from notes payable	-	1,666,536
Repayments made on notes payable	(355,194)	(2,701,514)
Proceeds from notes payable - related parties	-	10,736
Repayments made on notes payable - related parties	(150,000)	(101,721)
Net cash used in financing activities	(505,194)	(1,125,963)
NET CHANGE IN CASH	956,826	(878,835)
CASH AT BEGINNING OF PERIOD	336,746	1,087,894
CASH AT END OF PERIOD	$1,293,572	$209,059
SUPPLEMENTAL INFORMATION:
Interest paid	$112,664	$528,475
Income taxes paid	30,000	-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of derivative liability to notes payable	$2,307,900	$-
Reclassification of warrants issued to derivative liability	52,000	-
Common stock issued for conversion of debt	40,500	-
Discount on notes payable from beneficial conversion features and warrants	-	83,333
Cumulative effect of change in accounting principle- reclassification of derivative liability	-	420,162
Reclassification of preferred stock to non-controlling interest	-	1,307,506
Reclassification of derivative liabilities to APIC	-	680,779
Financed fixed asset purchase		18,492
Discount on notes payable from derivative liabilities	-	820,053

See summary of accounting policies and notes to consolidated financial statements

INOVA TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 –BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Inova Technology, Inc. (“Inova” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in Inova’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

Fair Value Measurements

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

As of January 31, 2011, Inova measured its derivative liabilities using Level 3 inputs as defined by ASC 820 with a total fair value of $907,977.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Restatements

The consolidated statements of operations and cash flows for the three and nine months ended January 31, 2010 have been restated due to errors discovered in April 2010. See Note 9 for details.

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, we have an accumulated deficit and negative working capital and are in default on the majority of our notes payable as of January 31, 2011. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future. Management is trying to raise additional capital through sales of stock and refinancing debt.

NOTE 3 – RELATED PARTY TRANSACTIONS

Loans payable from related parties consists of advances from existing shareholders. These notes are unsecured, bear interest at 7%, and are due in May 21, 2017. The amount due to Southbase, LLC, a company owned by Inova’s controlling shareholder, was $142,532 as of January 31, 2011.

Seller notes with a balance of $1,500,000 relate to the Desert Communications, Inc. (“Desert”) purchase in December of 2007. They have interest rates of 18%, are secured by a majority ownership of Desert Communications, Inc. stock and were due in December of 2010. The notes are now in default.

In addition, the Desert sellers were owed $150,000 under a working capital facility established during fiscal 2010 with an interest rate of 18%, due December 2010. These notes were repaid in December 2010.

NOTE 4 - DERIVATIVE LIABILITIES & ADDITIONAL CONVERTIBLE NOTES

ASC 815-40 Put Warrant Liabilities

Under ASC 815-40 “Put Warrants”, warrants for put shares should be classified as liabilities and measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. As a result, the fair value of the warrants granted to Inova’s debt holders in prior years were recorded as derivative liabilities at inception. These liabilities are subsequently measured at fair value at the end of each reporting period with the changes recorded to earnings. As of January 31, 2011, Inova had $571,002 of derivative liabilities as a result of these provisions.

Boone Lenders, LLC (“Boone”) Convertible Put Exercise Notes

Inova determined that the instruments embedded in a convertible put note exercised by Boone during fiscal 2010 should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. During the quarter ended July 31, 2010, Boone exercised warrants to purchase 30,111,440 shares of Inova common stock and 130.90 shares of Desert common stock. Contemporaneously, Boone exercised the related put options, requiring Inova to repurchase the warrants shares from Boone for $1,515,900. Under the put option agreement, if Inova fails to repurchase the warrant shares from Boone, the put option liability will become a convertible note. Inova did not repurchase the warrant shares and accordingly, the put option became a convertible note during the quarter ended July 31, 2010.

Additionally, Inova determined that the instruments embedded in a second convertible put note exercised by Boone during fiscal 2011 should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. During the quarter ended January 31, 2011, Boone exercised warrants to purchase 7,444,240 shares of Inova common stock and 19.44% of Trakkers common stock. Contemporaneously, Boone exercised the related put options, requiring Inova to repurchase the warrants shares from Boone for $792,000. Under the put option agreement, if Inova fails to repurchase the warrant shares from Boone, the put option liability will become a convertible note. Inova did not repurchase the warrant shares and accordingly, the put option became a convertible note during the quarter ended January 31, 2011.

These notes are convertible into shares of Desert or Trakkers common stock at an amount equal to (A) 350% of the subsidiary’s EBITDA for the 12 full-months preceding such date, minus (i) the aggregate amount of the subsidiary’s indebtedness to the initial Holder at such date and (ii) the aggregate amount of the Company’s indebtedness to the subsidiary’s Sellers at such date, divided by (B) the total number of issued and outstanding shares of common stock at such date. The note is also convertible into shares of Inova common stock at the lower of (i) $30 per share of Inova common stock and (ii) the lowest per share price of Inova common stock conversion price in effect in any warrant, option, convertible note or other instrument that has been issued by Inova or that is otherwise convertible or exchangeable into Inova, after taking into effect any applicable reset or other conversion or exchange price adjustments. The conversion options are subject to reset provisions that can reduce the conversion prices based on subsequent equity or rights offerings by Desert, Trakkers or Inova below the prices above. As a result of the exercise, the put option liabilities were transferred from derivative liabilities to notes payable during the quarter.

Because the number of shares to be issued upon settlement cannot be determined under these instruments, Inova cannot determine whether it will have sufficient authorized shares at a given date to settle any other of its share-settleable instruments. As a result of this, under ASC 815-15 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock” (formerly EITF 00-19), the conversion options noted above and all other share-settleable instruments are classified as liabilities. Inova has three conversion options embedded in notes payable agreements and 2,528,142 warrants to purchase Inova common stock that are classified as liabilities as a result of the provisions of the convertible put notes. As of January 31, 2011, Inova had $336,975 of derivative liabilities as a result of these provisions.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at April 30, 2010	$5,607,940
Reclassification of derivative liabilities to notes payable	(2,307,900)
ASC 815-15 (EITF 00-19) Additions	52,000
Change in fair value	(2,444,063)
Balance at January 31, 2011	$907,977

Valuation Models

Inova values its warrant derivatives and simple conversion option derivatives using the Black-Scholes option-pricing model. Assumptions used include (1) 4% risk-free interest rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility 261% to 390%, (4) zero expected dividends (5) exercise prices as set forth in the agreements, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

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

The following table presents nine month segment information:

	Trakkers,	Edgetech	Desert
	LLC &	Services,	Communications,
	RightTag,	Inc.	Inc.	Corporate	Total
	Inc.
Revenues	$1,554,393	-	15,514,228	-	17,068,621
Net income (loss)	(594,064)	(31,324)	703,151	922,119	999,882
Total assets	4,691,998	166	2,361,171	3,338,676	10,392,011

NOTE 6 – WARRANTS

Inova issued 1,000,000 warrants to a public relations firm with a fair value of $56,500 that were fully vested and non-forfeitable on the date of grant. The fair value of these warrants was reclassified to derivative liabilities at $52,000 due to provisions in certain convertible note agreements (described in Note 4) that cause all share-settable instruments issued by Inova to be classified as liabilities.

The following tables summarize common stock warrants outstanding by entity:

				Weighted
				average
		Weighted		remaining
		average	Aggregate	contractual
Warrants to purchase Inova common stock		exercise	intrinsic	life
	Warrants	price	value	(years)
Outstanding at April 30, 2010	48,161,435	$0.05	$2,720,778	4.11
Granted	1,000,000	0.18
Exercised	(37,555,680)	0.00
Forfeited	-	-
Expired	-	-
Outstanding at January 31, 2011	11,605,755	$0.03	$2,562,942	2.80

				Weighted
				average
		Weighted		remaining
		average	Aggregate	contractual
Warrants to purchase Desert common stock		exercise	intrinsic	life
	Warrants	price	value	(years)
Outstanding at April 30, 2010	130.90	$-	$1,072,842	5.10
Granted	-	-
Exercised	(130.90)	0.00
Forfeited	-	-
Expired	-	-
Outstanding at January 31, 2011	-	$0.00	$-	0.00

				Weighted
				average
		Weighted		remaining
		average	Aggregate	contractual
Warrants to purchase Trakkers common stock		exercise	intrinsic	life
	Warrants	price	value	(years)
Outstanding at April 30, 2010	32.94%	$-	$1,082,932	3.69
Granted	0.00%	0.00
Exercised	-19%	0.00
Forfeited	-	-
Expired	-	-
Outstanding at January 31, 2011	13.50%	$-	$443,848	3.42

All warrants above were exercisable as of January 31, 2011.

NOTE 7 – COMMON STOCK

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

During the quarter ended October 30, 2010 50,000 shares of common stock with a fair value of $1,500 were issued to a public relations firm for services rendered. The fair value of the stock was recorded to expense during the quarter ended October 30, 2010.

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

During the quarter ended January 31, 2011, Inova issued 1,000,000 shares of common stock for the conversion of $40,500 of debt to Agile Opportunity Fund, LLC.

NOTE 8 – DEBT

The following table summarizes outstanding debt as of April 30, 2010 and January 31, 2011:

	April 30, 2010			January 31, 2011
	Principal	Unamortized	Carrying	Principal	Unamortized	Carrying
Lender	Amount	Discount	Amount	Amount	Discount	Amount
Boone Lenders, LLC	$4,378,671	$(10,450)	$4,368,221	$6,811,043	$(10,450)	$6,800.593
Ascendiant Opportunity Fund, LLC	1,153,930	-	1,153,930	1,153,930	-	1,153,930
Agile Opportunity Fund, LLC	409,500	(108,122)	301,378	219,000	-	219,000
IBM - Lease Facility	332,921	(16,244)	316,677	268,475	(16,244)	252,231
Desert Communications, Inc. Sellers – Related Party	1,650,000	-	1,650,000	1,500,000	-	1,500,000
Trakkers, LLC Sellers	1,769,686	-	1,769,686	1,769,686	-	1,769,686
Southbase, LLC - Related Party	142,532	-	142,532	142,532	-	142,532
Other debt	145,616		145,616	14,868	-	14,868
Total	$9,982,856	$(134,816)	$9,848,040	$11,879,534	$(26,694)	$11,852,840

Of the total outstanding debt, $11,695,440 was in default as of January 31, 2011. Principal owed to Boone Lenders, LLC (“Boone”) increased due to the convertible put notes described in Note 4 and paid-in kind interest described below. Principal owed to Agile Opportunity Fund, LLC decreased due to a $150,000 cash repayment and a conversion of $40,500 to common stock (see Note 7). Principal owed to IBM, the Desert Communications, Inc. Sellers and other debt decreased due to cash repayments.

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

For the nine months ended January 31, 2011, a total of $134,472 of interest was recognized and recorded to the principal balance of all loans from Boone Lenders, LLC except the convertible put notes described in Note 4.

NOTE 9 – RESTATEMENT

On April 30, 2010, Inova’s Board of Directors identified a classification error in the Company’s financial statements as of and for the three months ended January 31, 2010. The Company determined that the accounting for put warrants granted with various notes payable was incorrect. The original accounting for these transactions classified the relative fair values of the put warrants as equity. After consideration of ASC 480-10-25-8 through 25-13 and 815-40-55-16 through 55-18 “Put Warrants”, the Company determined that these warrants should have originally been recorded as liabilities at their fair value with subsequent changes in fair value recorded through earnings. In addition, the Company identified certain unrecorded expenses and liabilities during fiscal 2010, and has adjusted for these unrecorded transactions as well.

The following tables summarizes the impact of the restatements for the three and nine months ended January 31, 2010:

CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended January 31, 2010
(Unaudited)

	Previously
	Reported	Adjustments		Restated
Revenues	$3,810,135	$-		$3,810,135
Cost of revenues	(2,110,577)	(108,272)	(1)	(2,218,849)
Selling, general and administrative	(1,400,004)	237,853	(4)	(1,162,151)
Depreciation and amortization expense	(295,503)	108,272	(1)	(187,231)
Operating income	4,051	237,853		241,904
Other income (expense):
Gain (loss) on derivatives	(9,747)	769,067	(2)	759,320
Other income	45,992	-		45,992
Interest expense	(697,616)	146,065	(5)	(551,551)
Net income (loss)	$(657,320)	$1,152,985		$495,665
Basic and diluted loss per share:
Income (loss) per share	$(0.01)	$0.02	(3)	$0.01
Weighted average common shares	49,589,340	545,240	(4)	50,134,580

(1)	To reclassify depreciation on revenue producing equipment to cost of revenues
(2)	To record change in fair value of derivative liabilities resulting from reclassification of put warrants
(3)	Impact of (1), (2), (4) & (5)
(4)	To record adjustment for shares recorded as issued during the year ended April 30, 2009 that w ere previously recorded during the year ended April 30, 2010
(5)	To record change in amortization of debt discounts as a result of put w arrant derivative accounting

CONSOLIDATED STATEMENT OF OPERATIONS
Nine Months Ended January 31, 2010
(Unaudited)

	Previously
	Reported	Adjustments		Restated
Revenues	$12,874,705	$-		$12,874,705
Cost of revenues	(7,247,877)	(488,886)	(1)	(7,736,763)
Selling, general and administrative	(4,578,387)	317,251	(4)	(4,261,136)
Depreciation and amortization expense	(1,032,179)	488,886	(1)	(543,293)
Loss on asset sale	(7,459)	-		(7,459)
Operating income	8,803	317,251		326,054
Other income (expense):
Loss on derivatives	(2,344,340)	436,682	(2)	(1,907,658)
Other income	45,992	-		45,992
Interest expense	(2,307,195)	145,770	(5)	(2,161,425)
Net loss	$(4,596,740)	$899,703		$(3,697,037)
Basic and diluted loss per share:
Loss per share	$(0.09)	$0.02	(3)	$(0.07)
Weighted average common shares	49,421,360	250,417	(4)	49,671,777

(1)	To reclassify depreciation on revenue producing equipment to cost of revenues
(2)	To record change in fair value of derivative liabilities resulting from reclassification of put warrants
(3)	Impact of (1), (2), (4) & (5)
(4)	To record adjustment for shares recorded as issued during the year ended April 30, 2009 that w ere previously recorded during the year ended April 30, 2010
(5)	To record change in amortization of debt discounts as a result of put w arrant derivative accounting

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JANUARY 31, 2011

Net revenues increased from $3,810,135 in the three-month period ending January 31, 2010 to $4,394,716 for the three-month period ending January 31, 2011. The increase in revenue is due to changes in the timing of various projects.

Cost of sales increased from $2,218,844 in the three-month period ending January 31, 2010 to $2,971,818 for the three-month period ending January 31, 2011. The increase is a result of the revenue increase described above.

Operating expenses increased from $1,349,382 for the three months ending January 31, 2010 to $1,682,158 for the same period in 2011. This was mainly due to the increase in bonus and professional fee expense.

Net income decreased from $495,665 for the three months ending January 31, 2010 to a net loss of ($797,530) for the same period in 2011. This is due to an increase in interest and depreciation expense.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED JANUARY 31, 2011

Net revenues increased from $12,874,705 in the nine month period ending January 31, 2010 to $17,068,621 for the nine month period ending January 31, 2011. The increase in revenue is due to changes in the timing of various projects, and higher than typical revenues this year.

Cost of sales increased from $7,736,763 in the nine month period ending January 31, 2010 to $11,400,574 for the nine month period ending January 31, 2011. The increase is a result of the revenue increase described above.

Operating expenses increased from $4,804,429 for the nine months ending January 31, 2010 to $5,406,991 for the same period in 2011. This was mainly due to the expansion of the Company with the acquisition of Trakkers in September, 2008, which has now had a full year of operations.

Net loss decreased from ($3,697,037) for the nine months ending January 31, 2010 to a net income of $999,882 for the same period in 2011. This is due to a one-time loss on derivatives last year of $1,907,658.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the nine month period ended January 31, 2011 was $1,477,430 as compared to cash provided by operations of $247,128 for the nine months ended January 31, 2010. This change is primarily due to the one-time derivative gain. Cash used in investing activities for the nine month period ended January 31, 2011 was $15,410, as compared to $0 for the nine months ended January 31, 2010. Cash used by financing activities for the period ended January 31, 2011 was $505,194, as compared to $1,125,963 used by financing activities for the nine months ended January 31, 2010.

Our operating activities for the nine months ended January 31, 2011, have generated adequate cash to meet our operating needs. As of January 31, 2011, we had cash and cash equivalents totaling $1,293,572, and accounts receivable of $917,216.

As of the date of the filing the Company is attempting to restructure its debt with Boone and some other creditors. If successful there would be a significant decrease in the current portion of debt outstanding, interest rate reductions and extended maturity dates. If unsuccessful, we will continue to be in default on these loans and incur additional interest expense.

EBITDA

EBITDA for the 9 month period is $1,001,247. EBITDA is Earnings before interest, tax, depreciation and amortization:

EBITDA	31-Jan-10
Net income	999,882
Interest	1,705,237
Derivative gain	(2,444,063)
Tax	45,000
Depreciation/Amortization	695,191
EBITDA	1,001,247

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

Dated: March 19, 2011	By:	/s/ Adam Radly
Adam Radly
Chief Executive Officer

Dated: March 19, 2011	By:	/s/ Bob Bates
Bob Bates
Chief Financial Officer