Form 10-K/A
period 2008-04-30
Inova Technology Inc.
filed 2011-04-19
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A

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

Number of shares of the registrant's common stock outstanding as of August 1, 2008 was: 47,845,585.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one): Yes ☒ ; No ☐

This filing amends our Annual Report on Form 10-KSB for the year ended April 30, 2008, previously filed on August 13, 2008. Specifically,

(1) To record change in fair value of derivatives liabilities resulting from reclassification of put warrants
(2) To record additional debt discount amortization as a result of derivative liabilities resulting from reclassification of put warrants

(3) To record expense for a previously unrecorded liability and common stock issuance
(4) To record additional net loss as a result items above
(5) To record issuance of common stock previously unrecorded

ii

Inova Technology Inc.

Form 10-KSB

iii

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

In 2006, Edgetech bought certain assets of Data Management, Inc., a Nevada corporation in exchange for 1,250,000 convertible preferred shares. The convertible shares used to acquire it represented approximately 90% of the voting stock of Edgetech on a fully diluted basis. Concurrently, Edgetech sold its wholly-owned subsidiary, Web’s Biggest Limited, to Advisors LLC in exchange for 1,250,000 convertible preferred shares of Edgetech Services, Inc. held by Advisors LLC.  The 1,250,000 convertible preferred shares given to buy Data Management were the same 1,250,000 convertible preferred shares received from the sale of Web’s Biggest.

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

None

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

The Company’s selling, general and administrative expenses increased from $1,361,355 for the twelve months ending April 30, 2007 to $2,246,959 for the same period in 2008. This is primarily the result of the expenses from Desert.

Last fiscal year, the Company reported a net loss from continuing operations in the amount of $1,506,927; this loss decreased to $1,450,190 for the fiscal year ended April 30, 2008.

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

As of April 30, 2008, we had cash and cash equivalents totaling $12,167 and total current assets were $3,647,816, total current liabilities were $10,041,560 and total stockholders’ equity was $397,764.

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

As discussed in Note 19 to the consolidated financial statements, the Company has restated its financial statements for the year ended April 30, 2008 related to the accounting for put warrants and other errors.

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

MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas
August 13, 2008 except for Notes 3, 7, 8, 14, 15 and 19 which are dated as of April 15, 2011

INOVA TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	April 30, 2008
	Restated	April 30, 2007

ASSETS

Current assets
Cash	$12,167	$22,847
Restricted cash - escrow	-	339,758
Accounts receivable	769,918	208,408
Contract receivables, net of allowance of $21,822 and $21,832	2,233,252	-
Inventory	101,679	-
Cost in excess of billing	198,655	-
Deferred financing costs	97,500
Prepaid and other current assets	234,645	-

Total current assets	3,647,816	571,013

Fixed assets, net	183,926	1,039
Intangible assets, net	845,332	2,612,304
Goodwill	5,904,782	130,230
Total assets	$10,581,856	$3,314,586

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,746,889	$532,962
Accrued liabilities	849,346	5,809
Deferred income	403,792	-
Derivative liabilities	1,312,768
Notes payable - related parties	3,358,323	662,690
Notes payable, net of unamortized discount of $845,095	2,370,442	-
Total current liabilities	10,041,560	1,201,461
Notes payable - related parties, net of current maturities	142,532	439,545
Total liabilities	10,184,092	1,641,006

Stockholders' deficit
Convertible preferred stock, $.001 par; 25,000,000 shares authorized
4,951,000 issued and outstanding	4,951	4,951
Common stock, $0.001 par value; 150,000,000 shares
authorized; 30,000,000 shares issued and outstanding	30,000	30,000
Additional paid-in capital	2,904,602	2,730,228
Accumulated deficit	(2,541,789)	(1,091,599)
Total stockholders' deficit	397,764	1,673,580
Total liabilities and stockholders' deficit	$10,581,856	$3,314,586

See accompanying notes to consolidated financial statements

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended April 30, 2008 and 2007

	2008
	Restated	2007
CASH FLOWS OPERATING ACTIVITIES

Net loss	$(1,450,190)	$(1,506,927)
Loss from discontinued operations	-	1,151,474
Adjustments to reconcile net income (loss) to net cash	(1,450,190)	(355,453)
provided by (used in) operating activities:
Bad debt expense	17,753	-
Depreciation expense	11,792	25,216
Amortization expense - loan discounts and deferred financing costs	697,233	-
Amortization expense - intangible	281,155	120,214
Management fees	-	105,000
Goodwill impairment	324,310	-
Derivative loss	219,969	-
Changes in operating assets and liabilities:
Accounts receivable	(375,712)	402,095
Inventory	(7,830)	-
Cost in excess of billing	112,156	-
Prepaid expenses and other current assets	(130,524)	-
Accounts payable and accrued expenses	714,269	28,475
Deferred income	403,792	-

NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	818,173	325,547
NET CASH USED IN OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	-	(1,278,943)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	818,173	(953,396)

CASH FLOW INVESTING ACTIVITIES
Purchase of RightTag	-	(339,758)
Purchase of Desert Communications	(3,725,000)	-
Purchase of fixed assets	(27,540)	-
NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(3,752,540)	(339,758)
NET CASH PROVIDED BY INVESTING ACTIVITIES CONTINUED OPERATIONS	-	73,259
NET CASH USED IN INVESTING ACTIVITIES	(3,752,540)	(266,499)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	3,269,820	-
Repayments made on notes payable	(358,401)
Proceeds from notes payable - related parties	469,513	1,167,557
Repayments made on notes payable - related parties	(472,765)	(304,253)
Capital contributions made by related party	15,520	-
Sale of treasury stock	-	4,715
NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	2,923,687	868,019

NET EFFECT OF EXCHANGE RATES ON CASH		(4,877)

NET CHANGE IN CASH	(10,680)	(356,753)
CASH AT BEGINNING OF PERIOD	22,847	379,600

CASH AT END OF PERIOD	$12,167	$22,847

SUPPLEMENTAL INFORMATION:
Interest paid	$488,727	$15,147
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for partial payment of notes payable	$-	$92,326
Common stock issued for conversion of preferred stock	-	528,359
Seller financed purchase of Desert Communications, Inc.	2,630,801	-
Discount on notes payable from beneficial conversion feature	104,427	-
Discount on notes payable from relative fair value of warrants	54,427	-
Discount on notes payable from derivative liabilities	1,092,799

See accompanying notes to consolidated financial statements

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended April 30, 2008 and 2007

	2008
	Restated	2007

Revenues	$5,442,402	$1,615,187
Cost of revenues	(4,109,518)	(578,336)
Operating expenses	(2,246,959)	(1,361,355)
Operating loss	(914,075)	(324,504)

Other income (expense):
Interest income	-	1,367
Other income	-	9,300
Interest expense	(316,146)	(41,616)
Derivative gain/(loss)	(219,969)	-
Income (loss) from continuing operations	(1,450,190)	(355,453)
Loss from discontinued operations	-	84,888
Loss from disposal of discontinued operations	-	(1,236,362)
NET INCOME (LOSS)	(1,450,190)	(1,506,927)
Translation adjustment	-	(4,877)
Comprehensive loss	$(1,450,190)	$(1,511,804)

Basic and diluted income (loss) per share:
-from continuing operations	$(1.03)	$(0.43)
-from discontinued operations	$0.00	$1.38
-total	$(1.03)	$(1.81)

Weighted average common shares	1,500,000	831,477

See accompanying notes to consolidated financial statements

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE YEARS ENDED APRIL 30, 2008 (RESTATED) AND 2007
								Other
	Common Stock		Preferred Stock		Treasury Stock		Additional	Comprehensive	Accumulated
	Shares	Par (0.001)	Shares	Par (0.001)	Shares	Amount	Paid-in Capital	Income	Deficit	Total

Balances at April 30, 2006	3,514,423	$3,514	25,000,000	$25,000	6,875	$(4,715)	$2,539,340	$4,877	$415,328	$2,983,344
Shares issued to pay notes payable	1,063,238	1,063	-	-	-	-	91,262	-	-	92,325
Shares issued to acquire Data Management	-	-	25,000,000	25,000	-	-	(25,000)	-	-	-
Shares received for sale of Web's Biggest, LTD	-	-	(25,000,000)	(25,000)	-	-	25,000	-	-	-
Reversal of treasury stock purchase	6,875	7	-	-	(6,875)	4,715	(7)	-	-	4,715
Preferred shares converted to common shares	25,415,465	25,415	(20,049,000)	(20,049)	-	-	(5,366)	-	-	-
Management fees	-	-	-	-	-	-	105,000	-	-	105,000
Translation adjustment	-	-	-	-	-	-	-	(4,877)	-	(4,877)
Net loss	-	-	-	-	-	-	-	-	(1,506,927)	(1,506,927)
Balances at April 30, 2007	30,000,000	30,000	4,951,000	4,951	-	-	2,730,228	-	(1,091,599)	1,673,580
Capital contributions from related party	-	-	-	-	-	-	15,520	-	-	15,520
Discount on notes payable from beneficial conversion feature	-	-	-	-	-	-	104,427	-	-	104,427
Discount on notes payable from warrants	-	-	-	-	-	-	54,427	-	-	54,427
Net loss	-	-	-	-	-	-	-	-	(1,450,190)	(1,450,190)
Balances at April 30, 2008 (Restated)	30,000,000	$30,000	4,951,000	$4,951	-	$-	$2,904,602	$-	$(2,541,789)	$397,764

See accompanying notes to consolidated financial statements

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

On October 18, 2006, Inova purchased 100% of the outstanding capital stock of Data Management, Inc., a Nevada corporation, from the Data Management shareholders in exchange for 25,000,000  shares of Inova’s convertible preferred shares. The convertible shares used represented approximately 90% of the voting stock of Inova on a fully diluted basis. Data Management was an entity owned by two business entities (Southbase LLC and Advisors LLC) which are owned by Mr. Adam Radly and Mr. Paul Aunger, both officers, directors and majority shareholders of Inova.  It was determined that Data Management was not a business and that the transaction was in substance the purchase of fixed assets.  Inova acquired no other tangible assets or liabilities.  Due to the related party nature of the transaction, the assets purchased were brought over to Inova on their historical cost basis.

Concurrently, Inova sold its wholly-owned subsidiary, Web’s Biggest Limited, to Advisors LLC in exchange for 25,000,000  convertible preferred shares of Inova held by Advisors LLC.  Advisors LLC is a company owned by Mr. Paul Aunger, a director and officer of Inova and accordingly, the transaction was not considered an arm’s length transaction.

The 25,000,000  convertible preferred shares used in the Data Management Transaction were the same 25 million convertible preferred shares received with regards to the Web’s Biggest Transaction. Accordingly, these transactions are viewed as one homogeneous transaction and treated as an exchange of Web’s Biggest’s net assets for Data Management’s net assets, akin to a like-kind exchange of assets.  However, the historical cost basis. (less accumulated depreciation and amortization) of the net assets acquired from Data Management was significantly less than the net assets of Web’s Biggest by approximately $1,236,000.  Accordingly, the difference of $1,236,000 in historical cost basis of the net assets was accounted for as a loss on exchange of assets in the accompanying consolidated statements of operations. This also resulted in the activity of Web’s Biggest being accounted for as discontinued operations.

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

NOTE 3 - GOING CONCERN

As shown in the accompanying consolidated financial statements, Inova incurred recurring losses from continuing operations of $1,450,190 and $355,453 in 2008 and 2007, respectively, has a working capital deficit of $6,393,744 and has an accumulated deficit of $2,541,789. These conditions raise substantial doubt as to Inova’s ability to continue as a going concern. To address these concerns, management of Inova is trying to raise additional funds and continue to increase revenues from its current businesses.

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

The results of these acquisitions are included in the consolidated financial statements from the date of acquisition.  The following shows the unaudited pro forma results of operations as though the purchases of RightTag and Desert had been completed on May 1, 2006:

	2008	2007
Sales	$17,633,590	$14,944,551
Cost of sales	(12,008,040)	(10,332,197)
G&A	(3,684,974)	(3,058,364)
Interest income (expense)	(550,626)	295,038
Income from continuing operations	1,389,950	1,849,028
Loss on sale of Web’s Biggest	—	(1,226,061)
Income from discontinuing operations	—	170,053
Net income	$1,389,950	$793,020
Basic and diluted net income per share	(0.00)	(0.00)
from continuing operations
Basic and diluted net income per share	(0.00)	(0.00)
from discontinuing operations
Basic and diluted net income per share	(0.00)	(0.00)
Weighted average common shares	30,000,000	16,629,550

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

In 2008, Inova discovered that the original transaction between Inova and Web’s Biggest was not accounted for properly. The acquisition should have been recorded as a reverse acquisition whereby Web’s Biggest purchased Inova’s assets and liabilities to be recorded at fair value. In 2008, Inova completed its valuation of the assets and liabilities acquired in the Web’s Biggest merger. Pursuant to the valuation, purchase price of $360,641 was assigned to the customer list acquired and the remaining $2,612,304 was assigned to goodwill. Inova restated its prior year financial statements to reflect the correction of this error. See Note 18 restatement footnote for more details. An impairment analysis at April 30, 2008 has been undertaken and a reduction to goodwill of $324,310 has been booked.

Goodwill consists of the following as of April 30, 2008 and 2007:

	2008	2007
RightTag	$300,870	$—
Desert	3,315,918	—
Edgetech	2,287,994	2,612,304
Total	$5,904,782	$2,612,304

Intangible assets consist of the following as of April 30, 2008:

	2008	2007
RightTag - customer list	$90,468	$—
Desert - customer list	443,493	—
Desert - employment agreements	301,354	—
Edgetech - customer list	10,018	130,231
Total	$845,333	$130,231

For the years ended April 30, 2008 and 2007, Inova recorded amortization expenses of $605,466 and $230,410, respectively.

NOTE 7 - RELATED PARTY TRANSACTION

Due to related parties:
	2008	2007
Due to Southbase, entity associated
with the CEO, matures January 2010,
monthly payments of $11,847, interest
of 7%, unsecured	$861,563	$426,503
Due to Desert previous owners, see Note 5	2,300,000	-
Due to IMSS, entity associated with
the CEO, matures January 2010,
no interest, unsecured	—	186,382
Due to former officers, on demand, interest
of 7%, unsecured	—	10,118
Due to Advisors, LLC, entity associated
with the Secretary, matures January 2010,
monthly payments of $15,388, interest of
prime + 3%, secured by receivables (8% at April 30)	247,927	202,142
Due to Advisors, LLC, entity associated
with the Secretary, matures January 2010,
monthly payments of $11,545, interest of
prime + 2%, secured by receivables (7% at April 30)	91,365	277,090
Total due to related parties	$3,358,323	$1,102,235

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

During the year ended April 30, 2008, a related party made a contribution to Inova in the amount of $15,520.

NOTE 8 - NOTES PAYABLE

There were no notes payable to third parties as of April 30, 2007. Notes payable consisted of the following as of April 30, 2008:

Note payable - Boone	$1,433,599
Notes payable - individuals	104,118
LOC from IBM	1,427,820
Note payable - Agile	250,000
Total notes payable	3,215,537
Unamortized discount	(845,095)
Total as of April 30, 2008	$2,370,442

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

8,353,963  warrants were issued to Boone with this note. These warrants expire in March 2012. 8,133,630  warrants have an aggregated exercise price of $200 and 230,333 warrants have an exercise price of $0.026 per share.

The warrant shares are subject to various put option agreements whereby anytime between January 2010 and January 1, 2013, Boone can require Inova to repurchase from Boone the warrant shares for $1,300,000.  Under ASC 815-40 “Put Warrants”, warrants for put shares should be classified as liabilities and measured at fair value at the end of each reporting period with the change in fair value recorded to earnings.  As a result, the fair value of these warrants of $992,799 was recorded as a derivative liability (see Note 15) and corresponding discount to the note of which $480,416 had been amortized to interest expense as of April 30, 2008.  Upon exercise of the put option, if Inova does not repurchase the shares within 30 days, the resulting liability with become a convertible note.   In addition, these warrants are subject to an anti-dilution provision that can require Inova to issue additional warrants based on future issuances of Inova common stock or other convertible instruments.  These future warrant issuances are also subject to the same put option agreement mentioned above.  As of April 30, 2008, 468,120 warrants were issued to Boone under this provision.  See Note 15.

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

Notes Payable to Desert Previous Owners

There are notes payable to the previous owners of Desert Communications in the amount of $2,300,000 as of April 30, 2008.  Accrued interest on these notes and bonuses to the previous owners was $397,884 as of April 30, 2008 and was included in accrued liabilities.  The interest rates are at 7% per annum and they are payable over 2 years from the date of Desert acquisition. These notes are unsecured.

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

1,050,000 warrants were issued to Agile with this note. These warrants expire in February 2013. They have an exercise price of $0.005 per share. These warrants are subject to a put option agreement that allows Agile to put the warrant shares back to the Company for $100,000.  Under ASC 815-40 “Put Warrants”, warrants for put shares should be classified as liabilities and measured at fair value at the end of each reporting period with the change in fair value recorded to earnings.  As a result, the fair value of these warrants of $100,000 was recorded as a derivative liability (see Note 15) and corresponding discount to the note.

Inova determined that the conversion feature of the note was not a derivative instruments pursuant to ASC 815, “Accounting for Derivatives”. Under the provisions of ASC 470-20 “Beneficial Conversion Features”, Inova calculated the intrinsic value of the beneficial conversion feature resulting in a discount of $50,000 which will be amortized over the life of the notes using the effective interest method. The amortized amount for the year ended April 30, 2008 is $9,288. A summary of this convertible note is as follows:

Gross proceeds from note payable	$250,000
Less: beneficial conversion feature discount	(50,000)
Less: fair value of warrants granted	(100,000)
Add: amortization of discount	9,288
Carrying amount of notes on April 30, 2008	$109,288

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

Inova agreed to file a registration statement covering 120% of the shares of Common Stock issuable upon conversion of the Debenture and exercise of all Warrants, no later than twenty five (25) trading days after Inova begins trading on the OTCBB or other listed exchange, and use its best effort s to have the Registration Statement declared effective within one hundred-twenty (120) days after such date. However, if the initial registration statement does not register the full amount of shares of Common Stock issuable upon conversion of the Debenture and exercise of all Warrants. Inova shall file an additional registration statement covering the shortfall of such shares into which the then outstanding principal plus accrued interest would convert into within fifteen (15) business days following a request by Investor. Inova shall keep the registration statement active so long as Agile owns the Debenture, the Warrants or any underlying shares issuable upon conversion or exercise thereof. In the event that Inova is in breach of any provision of this agreement, in addition to any other remedies available to the Investor, Inova shall pay to the Investor an amount equal to one (1%) percent of the outstanding principal amount of the Debenture for each month that the Company is in breach of this agreement. Inova analyzed the registration right arrangement under ASC 825-20 and concluded that there was no contingent liability to be recorded on the date of this note.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

There is a month to month office lease for $3,238 per month for Desert, which expires in August 2008. The other entities operate out of small facilities that do not have rental agreements.

Rent expense was $22,177 and $15,973 for fiscal 2008 and 2007, respectively. No real estate is owned by the Inova companies.

Litigation

None

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

NOTE 13 - CAPITAL TRANSACTIONS

As of April 30, 2007 and during fiscal 2008, Inova issued more common shares to its related parties than the number of shares previously authorized. These shares were issued to convert the outstanding preferred stock and to pay down its outstanding debts. Due to the fact that the authorized shares were not increased until July 2008, all common share issuance in excess of its 30,000,000 authorized shares were considered as invalid until July 2008. It was concluded by management that all shares issued in excess of the previously authorized shares considered not to be issued until July 28, 2008. See note 19 for details on prior year invalid issues.

During fiscal 2007:

-
Inova issued 25,000,000  shares of convertible preferred stock for the purchase of Data Management and received back the same 25,000,000 shares of convertible preferred stock for the sale of Web’s Biggest.

-	6,875 common shares that were purchased by Inova in fiscal 2006 for $4,715 in a treasury stock transaction were returned to the original investor for return of the $4,715.

-	1,063,238 common shares were issued to related parties as partial payments of their notes payable. The value of the shares was $92,235 resulting in a reduction of the notes payable by that amount.

-
Inova issued 31,691,675 common shares for the conversion of 25 million preferred shares. The conversion was in accordance with the original terms of the preferred stock agreement. 6,265,210 common shares were reversed as Inova did not have enough authorized common shares leaving 25,415,465 validly issued shares.

During fiscal 2008, following transactions were authorized by the board of directors but the shares agreed to be issued were not considered issued until July 2008 when authorized shares were increased (see note 19 for details):

-	During the year ended April 30, 2008, 2,271,129 common shares approved to be issued to a related party as partial payment of a note payable and account payable with carrying values totaling $195,738.

-
In December 2007, Southbase LLC (a company related to the CEO, Mr. Adam Radly), agreed to convert $600,000 of cash loaned to Inova plus the interest accrued on the loan into 9,298,246 common shares of Inova. The following conversion of the loan amount (principal and interest) was calculated: $400,000 to be converted into 6,666,667  common shares at the stated rate of $0.003 per share and $200,000 was to be converted into 2,631,579 common shares at the stated rate of $0.026 per share.

NOTE 14 - WARRANTS

During the year ended April 30, 2007, Inova granted 1,050,000 warrants at the exercise prices of $0.0033 per share to a related party related to $400,000 borrowed under a term loan. These warrants vest immediately and have a life of three years.

During the year ended April 30, 2008, Inova granted 9,613,963 warrants at exercise prices ranging from $0.001 to $0.005 per share to lenders related to $2,042,000 borrowed. These warrants vest immediately and have a life of five years.

Summary information regarding options and warrants is as follows:

		Weighted
		average
	Warrants	Share Price
Year ended April 30, 2007:
Granted	1,050,000	$0.003
Outstanding at
April 30, 2007	1,050,000	0.003
Year ended April 30, 2008:
Granted	9,613,963	0.001
Outstanding at
April 30, 2008	10,663,963	$0.001

Warrants outstanding and exercisable as of April 30, 2007:

	- Outstanding -		Exercisable
	Number	Remaining	Number
Exercise Price	of Shares	life	of Shares
$0.003	1,050,000	3 years	1,050,000
	1,050,000		1,050,000

Warrants outstanding and exercisable as of April 30, 2008:

	- Outstanding -		Exercisable
	Number	Remaining	Number
Exercise Price	of Shares	life	of Shares
$0.003	1,050,000	2 years	1,050,000
$0.001 - 0.026	9,613,963	1 year	12,289
	10,663,963		1,062,289

NOTE 15 - DERIVATIVE LIABILITIES

ASC 815-40 Put Warrant Liabilities

Under ASC 815-40 “Put Warrants”, warrants for put shares should be classified as liabilities and measured at fair value at the end of each reporting period with the change in fair value recorded to earnings.  As a result, the fair value of the warrants granted of $1,092,799 to Agile and Boone in conjunction with the debt offerings noted in Note 8 was recorded as a derivative liabilities at inception.  In addition, warrants granted to Boone in conjunction with anti-dilution warrant provisions described in Note 8 with a fair value of $37,450 were also recorded as liabilities.  The liabilities were subsequently measured at fair value at the end of each reporting period with the changes recorded to earnings.  The loss on derivatives for the year ended April 30, 2008 was $219,969 as result of re-measuring these liabilities as of April 30, 2008.  The derivative liabilities had a balance of $1,312,768 as of April 30, 2008.

NOTE 16 - MAJOR CUSTOMERS AND MAJOR VENDORS

During fiscal 2007, Inova made sales of $719,331 to a single customer which was in excess of 10% of total revenues for 2007.

During fiscal 2008, revenues generated from top three customers were approximately 40% of total revenues.

There were no major vendors during fiscal 2007.

During fiscal 2008, purchases from the four largest vendors represent approximately 45% of total purchases.

NOTE 17 - SEGMENT INFORMATION

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

	Edgetech	Right Tag	DCI	Total

Sales	383,705	158,216	4,900,481	5,442,402

Operating income	(562,218)	(51,542)	(104,603)	(718,363)

Interest/other	(60,400)	(16,113)	(36,876)	(113,389)

Assets	3,968,086	461,373	6,054,897	10,581,856

NOTE 18 - DISCONTINUED OPERATIONS

As discussed in Note 1, Web’s Biggest, Inc was sold and accounted for as discontinued operations. The following is a summary of the operating income from discontinued operations for fiscal 2007:

Revenues	$620,049
Cost of revenues	(288,164)
Operating expenses	(247,213)
Operating income	84,672
Interest income	216
Net income from discontinued operations	$84,888

NOTE 19 - RESTATEMENTS

During the year ended April 30, 2008, Inova restated its prior year financial statements for the following transactions:

On April 30, 2010, Inova’s Board of Directors identified a classification error in the Company’s financial statements as of and for the year ended April 30, 2008 and the other quarters as reported below this amended 10K. The Company determined that the accounting for put warrants granted with various notes payable was incorrect. The original accounting for these transactions classified the relative fair values of the put warrants as equity. After consideration of ASC 480-10-25-8 through 25-13 and 815-40-55-16 through 55-18 “Put Warrants”, the Company determined that these warrants should have originally been recorded as liabilities at their fair value with subsequent changes in fair value recorded through earnings.  In addition, the Company identified certain unrecorded expenses and liabilities during fiscal 2010, and has adjusted for these unrecorded transactions as well.

There are 4 other periods which are restated, and those financials are contained at the end of this report.

The specific impact from the above accounting causes:

(1) To record change in fair value of derivatives liabilities resulting from reclassification of put warrants
(2) To record additional debt discount amortization as a result of derivative liabilities resulting from reclassification of put warrants

(3) To record expense for a previously unrecorded liability and common stock issuance
(4) To record additional net loss as a result items above
(5) To record issuance of common stock previously unrecorded

INOVA TECHNOLOGY INC
CONSOLIDATED BALANCE SHEETS
(Unaudited)
				April 30, 2008
	April 30, 2008	Adjustments		Restated	April 30, 2007

ASSETS

Current assets
Cash	$12,167	$-		$12,167	$22,847
Restricted cash - escrow	-	-		-	339,758
Accounts receivable	769,918	-		769,918	208,408
Contract receivables, net of allowance of $21,822 and $21,832	2,233,252	-		2,233,252	-
Inventory	101,679	-		101,679	-
Cost in excess of billing	198,655	-		198,655	-
Deferred financing costs	-	97,500	(4)	97,500	-
Prepaid and other current assets	234,645	-		234,645	-
Total current assets	3,550,316	97,500		3,647,816	571,013

Fixed assets, net	183,926	-		183,926	1,039
Intangible assets, net	845,332	-		845,332	2,612,304
Goodwill	5,904,782	-		5,904,782	130,230
Total assets	$10,484,356	$97,500		$10,581,856	$3,314,586

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,746,889	$-		$1,746,889	$532,962
Accrued liabilities	270,061	579,285	(4)	849,346	5,809
Deferred income	403,792	-		403,792	-
Derivative liabilities	-	1,312,768	(1)	1,312,768	-
Notes payable - related parties	3,358,323	-		3,358,323	662,690
Notes payable, net of unamortized discount	3,160,811	(790,369)	(2)	2,370,442	-
Total current liabilities	8,939,876	1,101,684		10,041,560	1,201,461
Notes payable - related parties, net of current maturities	142,532	-		142,532	439,545
Total liabilities	9,082,408	1,101,684		10,184,092	1,641,006

Stockholders' deficit
Convertible preferred stock, $.001 par; 25,000,000 shares authorized
4,951,000 issued and outstanding	4,951	-		4,951	4,951
Common stock, $0.001 par value; 150,000,000 shares
authorized; 30,000,000 shares issued and outstanding	30,000	-		30,000	30,000
Additional paid-in capital	3,434,658	(530,056)	(3)	2,904,602	2,730,228
Accumulated deficit	(2,067,661)	(474,128)	(5)	(2,541,789)	(1,091,599)
Total stockholders' deficit	1,401,948	(1,004,184)		397,764	1,673,580
Total liabilities and stockholders' deficit	$10,484,356	$97,500		$10,581,856	$3,314,586

(1) To record derivatives liabilities resulting from reclassification of put warrants
(2) To record additional debt discount as a result of derivative liabilities resulting from reclassification of put warrants
(3) To record reduction in additional paid-in capital as a result of reclassification of put warrants to liabilities and an increase due to recording of stock issuance in (4)
(4) To record deferred financing costs and accrued liabilities that were previously unrecorded and to reclass accrued interest from notes payable
(5) To record additional net loss as a result items above

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the year ended April 30, 2008 and 2007
(Unaudited)

				2008
	2008	Adjustments		Restated	2007

REVENUES	$5,442,402	$-		$5,442,402	$1,615,187
Cost of revenues	(4,109,518)	-		(4,109,518)	(578,336)
Operating expenses	(2,195,557)	(51,402)	(3)	(2,246,959)	(1,361,355)
Operating loss	(862,673)	(51,402)		(914,075)	(324,504)

Other income (expense):
Interest income	-	-		-	1,367
Other income	-	-		-	9,300
Interest expense	(113,389)	(202,757)	(2)	(316,146)	(41,616)
Derivative gain/(loss)	-	(219,969)	(1)	(219,969)	-
Income (loss) from continuing operations	(976,062)	(474,128)		(1,450,190)	(355,453)
Loss from discontinued operations	-	-		-	84,888
Loss from disposal of discontinued operations	-	-		-	(1,236,362)
NET INCOME (LOSS)	(976,062)	(474,128)		(1,450,190)	(1,506,927)
Translation adjustment	-	-		-	(4,877)
Comprehensive loss	$(976,062)	$(474,128)		$(1,450,190)	$(1,511,804)

Basic and diluted income (loss) per share:
-from continuing operations	$(0.65)	$(0.32)		$(0.97)	$(0.43)
-from discontinued operations	$0.00	$0.00		$0.00	$1.38
-total	$(0.65)	$(0.32)	(4)	$(0.97)	$(1.81)

Weighted average common shares
Basic and diluted	1,500,000	0		1,500,000	831,477

(1) To record change in fair value of derivatives liabilities resulting from reclassification of put warrants
(2) To record additional debt discount amortization as a result of derivative liabilities resulting from reclassification of put warrants
(3) To record expense for a previously unrecorded liability
(4) To record additional net loss as a result items above

NOTE 20 - SUBSEQUENT EVENTS

On May 7, 2008, Desert entered into a new month to month office lease, effective September 2008. Rent is payable at $6,300 per month including tax.

In July 2008, Inova borrowed $500,000 from Ascendiant. The note has warrants of 2,448,915 for Ascendiant at an exercise price of $100 total. These warrants have a put option of $250,000. There are also related warrants for Agile of 195,913 at an exercise price of $100 total. The interest term of the note is the higher of prime + 3% or 15%, with 6 principal payments of $83,333 starting in July, 2009.

The Boone note in 2007 was $1,792,000 with the option to increase to $2,016,000. A guarantee of $224,000, which had been arranged as possible at the time of the original financing was put into place. This increases the Boone note payable to it’s maximum amount, $2,016,000. The terms of this are the same as the original Boone borrowing since this is part of the same note.

In July 2008, number of authorized shares was increased to 150,000,000 shares. 17,845,585 shares previously agreed to be issued to the related parties were issued for conversion of their notes payable. These shares were valued at $1,156,937 and additional interest expense of $234,886 was recorded by Inova for the excess fair value.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table describes the equity compensation available to our management.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	22,500,000 (1)
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	22,500,000 (1)

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

Percentage of beneficial ownership is based upon 47,845,585 shares of common stock outstanding at July 31, 2008. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Class
Adam Radly - CEO and related entities	28,446,904 Common Stock, $0.001 Par Value	59.5%

Paul Aunger-Secretary and related entities	16,683,127	34.9%

(1)	The address for these owners is 233 Wilshire Blvd, Suite 300 Santa Monica, CA 90401
(2)	There are approximately 28 shareholders of record, 1 of which is a holder for several hundred individuals

Item 12. Certain Relationships and Related Transactions.

Our Chairman and CEO, Adam Radly, has loaned the Company money several times during the past fiscal year. The amount outstanding under these loans is $142,532. Interest is accruing at the rate of 7% per year.

In December 2007, Southbase LLC agreed to convert $600,000 of cash loaned to the Company plus the interest accrued on the loan into 9,298,246 common shares of the Company. However, as discussed above, this transaction was not accounted for until July, 2008, when the authorized shares were increased.

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

Signature	Name and Title	Date

/s/ Adam Radly	Adam Radly
	Chairman and CEO	April 19, 2011

/s/ Bob Bates	Bob Bates
	CFO	April 19, 2011

/s/ Paul Aunger	Paul Aunger
	Secretary and Director	April 19, 2011

INOVA TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	July 31, 2008
	Restated	April 30, 2008
ASSETS

Current assets
Cash	$256,805	$12,167
Accounts receivables, net	3,067,870	3,003,170
Inventory	103,658	101,679
Cost in excess of billing	180,958	198,655
Deferred financing costs	-	97,500
Prepaid and other current assets	580,771	234,645

Total current assets	4,190,062	3,647,816

Fixed assets, net	186,268	183,926
Intangible assets, net	737,224	845,332
Goodwill	5,904,782	5,904,782

Total assets	$11,018,336	$10,581,856

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
Accounts payable	2,382,941	$1,746,889
Accrued liabilities	724,916	849,346
Short term debt - related parties	1,924,656	3,358,323
Short term debt, net of unamortized discounts of $1,028,842 and $845,095, respectively	1,909,567	2,370,442
Derivative liabilities	1,589,688	1,312,768
Deferred income	520,475	403,792

Total current liabilities	9,052,243	10,041,560

Long term debt - related parties	137,192	142,532

Total liabilities	9,189,435	10,184,092

Stockholders' equity
Convertible preferred stock, $0.001 par value; 25,000,000
shares authorized; 0 and 4,951,000 issued and outstanding	-	4,951
Common stock, $0.001 par value; 750,000,000 shares	48,723	30,000
authorized; 48,723,299 shares and 30,000,000
shares issued and outstanding, respectively
Additional paid-in capital	4,384,090	2,904,602
Accumulated deficit	(2,603,912)	(2,541,789)
Total stockholders' equity	1,828,901	397,764
Total liabilities and stockholders' equity	$11,018,336	$10,581,856

INOVA TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended July 31, 2008 and July 31, 2007 (unaudited)

	2008 Restated	2007

REVENUES	$5,892,315	$385,112

Cost of revenues	(4,040,229)	(145,263)
Operating expenses	(1,418,604)	(170,251)

OPERATING INCOME	433,482	69,598
(Gain)/loss on derivative liabilities	12,438	-
Interest expense	(508,043)	(31,695)

NET INCOME (LOSS)	$(62,123)	$37,903

Basic and diluted income per share	$0.00	$0.03

Weighted average common shares	48,243,539	1,500,000

INOVA TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended July 31, 2008 and 2007 (unaudited)

	2008
	Restated	2007

CASH FLOWS OPERATING ACTIVITIES
Net income	$(62,123)	$37,903

Adjustments to reconcile net income to cash provided by
operating activities:
Additional shares issued for debt conversion	126,340	2,225
Depreciation	9,214	30,054
Management fees added to related party note payable	30,000	0
Amortization of loan discounts and deferred financing costs	409,799	0
Amortization of intangible assets	108,108
Derivative loss	12,438
Shares issued for financing costs	76,762
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	657,173	40,878
Accounts receivable	(64,700)	31,190
Inventory	(9,119)	540
Costs in excess of billings	24,837
Deferred income	116,683
Prepaid expenses and other current assets	(346,126)	10,784

Net cash provided by operating activities	1,089,286	153,574

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(11,556)	(2,215)

Net cash used in investing activities	(11,556)	(2,215)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans	671,125	110,000
Repayment of loans	(1,001,128)	(237,508)
Repayment of loans - related parties	(503,089)	0

Net cash used in financing activities	(833,092)	(127,508)

NET CHANGE IN CASH	244,638	23,851
CASH AT BEGINNING OF PERIOD	12,167	22,847

CASH AT END OF PERIOD	$256,805	$46,698

SUPPLEMENTAL INFORMATION:
Interest paid	$42,209	$15,127
Income taxes paid	$0	$0

NONCASH INVESTING AND FINANCING ACTIVITIES:
Discount on note payable from beneficial conversion feature	$182,642	$54,427
Discount on note payable from warrants	30,755	54,428
Discount on note payable from derivatives	264,482
Common stock issued for debt	1,087,246	0
Preferred stock converted to common stock	6,276	0
Net liabilities assumed under the Right Tag acquisition	0	111,572

INOVA TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	October 31, 2008
	Restated	April 30, 2008
ASSETS

Current assets
Cash	$624,324	$12,167
Accounts receivables	4,380,597	3,003,170
Inventory	262,573	101,679
Deferred financing costs	0	97,500
Costs in excess of billings	82,512	198,655
Prepaid and other current assets	164,790	234,645

Total current assets	5,514,796	3,647,816

Fixed assets	1,779,952	183,926
Intangible assets	1,754,908	845,332
Goodwill	8,873,755	5,904,782

Total assets	$17,923,411	$10,581,856

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$3,707,986	$1,746,889
Accrued liabilities	906,172	849,346
Short term debt, net of unamortized discount of $2,715,728 and $845,095, respectively	4,427,511	2,370,442
Short term debt - related parties	1,927,752	3,358,323
Derivative liabilities	5,176,953	1,312,768
Deferred income	519,172	403,792

Total current liabilities	16,665,546	10,041,560

Long term debt - related parties	117,716	142,532

Total liabilities	16,783,262	10,184,092

Stockholders' equity
Convertible preferred stock, $0.001 par value; 25,000,000 shares authorized; 1,500,000 and 4,951,000 issued and outstanding, respectively	1,500	4,951
Common stock, $0.001 par value; 150,000,000 shares authorized; 49,011,574 and 30,000,000 shares outstanding, respectively	49,012	30,000
Additional paid-in capital	5,734,201	2,904,602
Accumulated deficit	(4,644,564)	(2,541,789)

Total stockholders' equity	1,140,149	397,764

Total liabilities and stockholders' equity	$17,923,411	$10,581,856

INOVA TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Three Months Ended October 31, 2008 and 2007

	2008
	Restated	2007

REVENUES	$6,781,041	$90,954

Cost of revenues	(4,956,558)	(65,255)
Operating expenses	(1,585,714)	(142,620)

OPERATING INCOME	238,769	(116,921)

Other income (expense):

Gain/(loss) on derivative liabilities	(1,729,131)	0
Interest expense	(550,290)	(127,163)

NET INCOME (LOSS)	$(2,040,652)	$(244,084)

Basic and diluted income (loss) per share:

Weighted average common shares outstanding	49,011,574	1,814,660

Earnings (Loss) per share	(0.04)	(0.13)

INOVA TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Six Months Ended October 31, 2008 and 2007

	2008
	Restated	2007

REVENUES	$12,673,356	$476,066

Cost of revenues	(8,996,787)	(210,518)
Operating expenses	(2,979,442)	(295,731)

OPERATING INCOME	697,127	(30,183)

Other income (expense):
Gain/(loss) on derivative liabilities	(1,741,569)	0
Interest expense	(1,058,333)	(175,998)

NET INCOME (LOSS)	$(2,102,775)	$(206,181)

Basic and diluted income (loss) per share:

Weighted average common shares outstanding	48,754,320	36,293,200

Earnings (Loss) per share	(0.04)	(0.01)

INOVA TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended October 31, 2008 and 2007

	2008
	Restated	2007
CASH FLOWS OPERATING ACTIVITIES
Net loss	$(2,102,775)	$(206,181)
Changes in operating assets and liabilities:
Additional shares issued for conversion of debt	-	80,150
Depreciation	185,123	9,129
Amortization of loan discount and deferred financing costs	843,836	-
Amortization of intangible assets	262,957	60,108
Derivative loss	1,741,569	-
Management fee added to related party note payable	30,000	-
Shares issued for financing costs	76,762	-
Additional interest expense	126,340	-
Changes in operating assets and liabilities:
Accounts receivable	(1,377,427)	127,739
Inventory	(102,894)	272
Cost in excess of billing	116,143	-
Prepaid assets and other current assets	76,426	335,899
Deferred income	115,380	-
Accrued payable	1,960,754	58,305
Accrued expenses	163,043	40,736

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,115,237	506,157

CASH FLOW INVESTING ACTIVITIES
Investment in Desert	-	(100,000)
Cash acquired from acquisition-Trakkers	66,614	(325,000)
Cash paid for acquisition-Trakkers	(2,717,900)	(2,215)

NET CASH USED IN INVESTING ACTIVITIES	(2,651,286)	(427,215)

CASH FLOW FINANCING ACTIVITIES
Proceeds from notes payable-related parties	56,031	273,396
Payments on debt	(1,549,443)	-
Payments on debt-related parties	(531,363)	(350,295)
Proceeds from notes payable	3,172,981	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,148,206	(76,899)

NET CHANGE IN CASH	612,157	2,043

CASH AT BEGINNING OF YEAR	12,167	22,847

CASH AT END OF PERIOD	$624,324	$24,890

SUPPLEMENTAL INFORMATION:

Interest paid	$174,546	$0
Income taxes paid	$0	$0

Common stock issued to settle debt	$1,131,640	$92,324
Shares issued for accounts payable - related parties	-	57,250
Discount on notes payable from beneficial conversion feature	182,642	54,427
Discount on notes payable from warrants	30,755	54,428
Net liabilities assumed under the Right-Tag Acquisition	-	111,572
Preferred stock converted to common stock	6,276	-
Debt and preferred stock issued to purchase Trakkers, LLC	3,335,595	-

INOVA TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	January 31, 2009 Restated	April 30, 2008
ASSETS

Current assets
Cash	$316,805	$12,167
Accounts receivable, net	3,197,010	3,003,170
Inventory	558,681	101,679
Deferred financing costs	-	97,500
Costs in excess of billings	167,740	198,655
Prepaid and other current assets	142,798	234,645

Total current assets	4,383,034	3,647,816

Fixed assets, net of depreciation	1,761,173	183,926
Intangible assets, net of amortization	1,558,348	845,332
Goodwill	8,873,755	5,904,782

Total assets	$16,576,310	$10,581,856

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$2,019,477	$1,746,889
Accrued liabilities	1,016,361	849,346
Short term debt, net of unamortized discount of $2,578,129 and $845,095, respectively	5,075,129	2,370,442
Short term debt - related parties	1,916,155	3,358,323
Derivative liabilities	5,153,339	1,312,768
Deferred income	503,576	403,792

Total current liabilities	15,684,037	10,041,560

Long term debt - related parties	122,716	142,532

Total liabilities	15,806,753	10,184,092

Stockholders' equity
Convertible preferred stock, $0.001 par value; 25,000,000 shares authorized; 1,500,000 and 4,951,000 issued and outstanding, respectively	1,500	4,951
Common stock, $0.001 par value; 150,000,000 shares authorized; 49,011,574 and 30,000,000 shares outstanding, respectively	49,012	30,000
Additional paid-in capital	5,734,201	2,904,602
Accumulated deficit	(5,015,156)	(2,541,789)

Total stockholders' equity	769,557	397,764

Total liabilities and stockholders' equity	$16,576,310	$10,581,856

INOVA TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended January 31, 2009 and 2008 (unaudited)

	2009
	Restated	2008

REVENUES	$5,338,688	$1,018,853

Cost of revenues	(3,249,600)	(676,320)
Operating expenses	(1,953,461)	(782,759)

OPERATING INCOME (LOSS)	135,627	(440,226)

Other income (expense):
Gain/(loss) on derivative liabilities	247,976	-
Interest expense	(767,290)	(252,729)
Interest income	134	-
Other income	12,961	-

NET INCOME (LOSS)	$(370,592)	$(692,955)

Weighted average common shares	49,011,574	30,000,000
Basic and diluted loss per share:	$(0.01)	$(0.02)

INOVA TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the nine months ended January 31, 2009 and 2008 (unaudited)

	2009 Restated	2008 Restated

Revenues	$18,012,044	$1,494,919

Cost of revenues	(12,246,387)	(886,838)
Operating expenses	(4,934,416)	(1,097,340)

OPERATING INCOME (LOSS)	831,241	(489,259)

Other income (expense):
Gain/(loss) on derivative liabilities	(1,493,593)	-
Interest expense	(1,825,623)	(409,877)
Interest income	1,647	-
Other income	12,961	-

NET INCOME (LOSS)	$(2,473,367)	$(899,136)

Weighted average common shares	48,882,492	30,000,000
Basic and diluted loss per share	$(0.05)	$(0.03)

INOVA TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months ended January 31, 2009 and 2008

	2009
CASH FLOWS FROM OPERATING ACTIVITIES	Restated	2008

Net loss	$(2,473,367)	$(899,136)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation expense	203,902	298,852
Amortization of loan discounts and deferred financing costs	1,215,835	-
Amortization of intangible assets	446,189	-
Derivative loss	1,493,593	-
Additional shares issued for debt conversion	126,340	80,151
Management fee added to related party note payable	30,000
Shares issued for financing costs	76,762
Changes in operating assets and liabilities:
Accounts receivable	(193,840)	146,246
Inventory	(399,002)	(27,952)
Cost in excess of billings	30,915	-
Prepaid expenses and other current assets	111,746	317,776
Deferred income	99,784	-
Accounts payable	272,245	874,139
Accrued expenses	277,594	390,568

CASH PROVIDED BY OPERATING ACTIVITIES	1,318,696	1,180,644

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	-	(2,215)
Cash paid for acquisition of Desert	-	(3,725,000)
Cash paid for acquisition of Right Tag	-	(325,000)
Cash acquired in acquisition of Trakkers/Tesselon	66,614	-
Cash paid for acquisition of Trakkers/Tesselon	(2,717,900)	-

CASH USED IN INVESTING ACTIVITIES	(2,651,286)	(4,052,215)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on debt - related parties	61,031	-
Borrowings on debt	4,282,822	3,920,510
Capital contributions	-	15,520
Principal payments on debt	(2,163,665)	(791,619)
Principal payments on debt - related parties	(542,960)	-

CASH PROVIDED BY FINANCING ACTIVITIES	1,637,228	3,144,411

NET INCREASE IN CASH	304,638	272,840

CASH AT BEGINNING OF YEAR	12,167	22,847

CASH AT YEAR END	$316,805	$295,687

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$261,819	$-
Cash paid for income taxes	45,000	30,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for conversion of loans	-	692,324
Shares issued for accounts payable-related parties	-	57,250
Discount on notes payable from beneficial conversion feature	182,642	54,427
Discount on notes payable from warrants	30,755	541,628
Discount on notes payable from derivatives	2,346,978	-
Net liabilities assumed under the Right Tag acquisition	-	111,572
Net assets acquired under the Desert acquisition	-	1,662,326
Seller financing of Desert acquisition	-	2,475,000
Common stock issued for debt	1,131,640	-
Preferred stock converted to common stock	6,276	-
Debt and preferred stock issued for Trakkers, LLC	3,335,595	-

RESTATEMENTS

As described above in note 19, the restatements are being done to make the following changes. The following tables show the original amount, the amount of the change for each affected account by period, and the corrected amount.

(1) To record change in fair value of derivatives liabilities resulting from reclassification of put warrants
(2) To record additional debt discount amortization as a result of derivative liabilities resulting from reclassification of put warrants

(3) To record expense for a previously unrecorded liability and common stock issuance
(4) To record additional net loss as a result items above
(5) To record issuance of common stock previously unrecorded

INOVA TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

				July 31, 2008
	July 31, 2008	Adjustments		Restated	April 30, 2008
ASSETS

Current assets
Cash	$256,805	$-		$256,805	$12,167
Accounts receivables, net	3,067,870	-		3,067,870	3,003,170
Inventory	103,658	-		103,658	101,679
Cost in excess of billing	180,958	-		180,958	198,655
Deferred financing costs	-	-		-	97,500
Prepaid and other current assets	580,771	-		580,771	234,645

Total current assets	4,190,062	-		4,190,062	3,647,816

Fixed assets, net	186,268	-		186,268	183,926
Intangible assets, net	737,224	-		737,224	845,332
Goodwill	5,904,782	-		5,904,782	5,904,782

Total assets	$11,018,336	$-		$11,018,336	$10,581,856

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
Accounts payable	$2,382,941	$-		$2,382,941	$1,746,889
Accrued liabilities	146,233	578,683	(4)	724,916	849,346
Short term debt - related parties	1,924,656	-		1,924,656	3,358,323
Short term debt, net of unamortized discounts of $1,028,842 and
$845,095, respectively	2,552,849	(643,282)	(2)	1,909,567	2,370,442
Derivative liabilities	-	1,589,688	(1)	1,589,688	1,312,768
Deferred income	520,475	-		520,475	403,792

Total current liabilities	7,527,154	1,525,089		9,052,243	10,041,560

Long term debt - related parties	137,192	-		137,192	142,532

Total liabilities	7,664,346	1,525,089		9,189,435	10,184,092

Stockholders' equity
Convertible preferred stock, $0.001 par value; 25,000,000
shares authorized; 0 and 4,951,000 issued and outstanding	-	-		-	4,951
Common stock, $0.001 par value; 750,000,000 shares
authorized; 48,723,299 shares and 30,000,000
shares issued and outstanding, respectively	48,240	483	(5)	48,723	30,000
Additional paid-in capital	5,071,594	(687,504)	(3),(5)	4,384,090	2,904,602
Accumulated deficit	(1,765,844)	(838,068)	(6)	(2,603,912)	(2,541,789)
Total stockholders' equity	3,353,990	(1,525,089)		1,828,901	397,764

Total liabilities and stockholders' equity	$11,018,336	$-		$11,018,336	$10,581,856

(1) To record derivatives liabilities resulting from reclassification of put warrants
(2) To record additional debt discount as a result of derivative liabilities resulting from reclassification of put warrants
(3) To record reduction in additional paid-in capital as a result of reclassification of put warrants to liabilities and an increase due to recording of stock issuance in (5)
(4) To record accrued liabilities that were previously unrecorded and to reclass accrued interest from notes payable
(5) To record shares issued for services that were previously unrecorded
(6) To record additional net loss as a result items above

INOVA TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended July 31, 2008 and July 31, 2007 (unaudited)

				2008
	2008	Adjustments		Restated	2007

REVENUES	$5,892,315	$-		$5,892,315	$385,112

Cost of revenues	(4,040,229)	-		(4,040,229)	(145,263)
Operating expenses	(1,287,347)	(131,257)	(3)	(1,418,604)	(170,251)

OPERATING INCOME	564,739	(131,257)		433,482	69,598
(Gain)/loss on derivative liabilities	-	12,438	(1)	12,438	-
Interest expense	(262,923)	(245,120)	(2)	(508,043)	(31,695)

NET INCOME (LOSS)	$301,816	$(495,196)		$(62,123)	$37,903

Basic and diluted income per share	$0.01	$(0.01)	(4)	$(0.00)	$0.03

Weighted average common shares	48,243,539	479,760	(5)	48,723,299	1,500,000

(1) To record change in fair value of derivatives liabilities resulting from reclassification of put warrants
(2) To record additional debt discount amortization as a result of derivative liabilities resulting from reclassification of put warrants
(3) To record expense for a previously unrecorded liability and common stock issuance
(4) To record additional net loss as a result items above
(5) To record issuance of common stock previously unrecorded

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JULY 31, 2008

Net revenues increased from $385,112 in the three-month period ending July 31, 2007 to $5,892,315 for the three-month period ending July 31, 2008. This is due to the revenues from the newly-acquired Desert Communications.

Operating expenses increased from $170,251 for the three months ending July 31, 2007 to $1,418,604 for the same period in 2008. This was mainly due to the expenses from the newly-acquired Desert Communications.

Net income from continuing operations decreased from $37,903 for the three months ending July 31, 2007 to a loss of $62,123 for the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the three month period ended July 31, 2008 was $1,089,286, as compared to cash provided by operations of $153,574 for the three months ended July 31, 2007. The change is primarily due to the acquisition of Desert. Cash used in investing activities for the three month period ended July 31, 2008 was $11,556, as compared to $2,215 for the three months ended July 31, 2007. The change was due to fixed asset purchases. Cash used for financing activities for the three month period ended July 31, 2008 was $833,092, as compared to $127,508 for the three months ended July 31, 2007. The change was due to significant loan repayments.

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

INOVA TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

				October 31, 2008
	October 31, 2008	Adjustments		Restated	April 30, 2008
ASSETS

Current assets
Cash	$624,324	$-		$624,324	$12,167
Accounts receivables	4,380,597	-		4,380,597	3,003,170
Inventory	262,573	-		262,573	101,679
Deferred financing cost	-	-		-	97,500
Costs in excess of billings	82,512	-		82,512	198,655
Prepaid and other current assets	164,790	-		164,790	234,645

Total current assets	5,514,796	-		5,514,796	3,647,816

Fixed assets	1,779,952	-		1,779,952	183,926
Intangible assets	1,754,908	-		1,754,908	845,332
Goodwill	9,066,248	(192,494)	(5)	8,873,755	5,904,782

Total assets	$18,115,904	$(192,494)		$17,923,411	$10,581,856

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$3,707,986	$-		$3,707,986	$1,746,889
Accrued liabilities	271,465	634,707	(4)	906,172	849,346
Short term debt, net of unamortized discount of $2,715,728 and
$845,095, respectively	6,348,337	(1,920,826)	(2)	4,427,511	2,370,442
Short term debt - related parties	1,927,752	-		1,927,752	3,358,323
Derivative liabilities	-	5,176,953	(1)	5,176,953	1,312,768
Deferred income	519,172	-		519,172	403,792

Total current liabilities	12,774,712	3,890,834		16,665,546	10,041,560

Long term debt - related parties	117,716	-		117,716	142,532

Total liabilities	12,892,428	3,890,834		16,783,262	10,184,092

Stockholders' equity
Convertible preferred stock, $0.001 par value; 25,000,000 shares authorized; 1,500,000 and 4,951,000 issued and outstanding, respectively	1,500	-		1,500	4,951
Common stock, $0.001 par value; 750,000,000 and 150,000,000 shares authorized; 49,011,574 and 30,000,000 shares outstanding, respectively	48,540	472	(6)	49,012	30,000
Additional paid-in capital	7,246,495	(1,512,294)	(3),(6)	5,734,201	2,904,602
Accumulated deficit	(2,073,059)	(2,571,505)	(7)	(4,644,564)	(2,541,789)

Total stockholders' equity	5,223,476	(4,083,327)		1,140,149	397,764

Total liabilities and stockholders' equity	$18,115,904	$(192,493)		$17,923,411	$10,581,856

(1) To record derivatives liabilities resulting from reclassification of put warrants
(2) To record additional debt discount as a result of derivative liabilities resulting from reclassification of put warrants
(3) To record reduction in additional paid-in capital as a result of reclassification of put warrants to liabilities
(4) To record accrued liabilities that were previously unrecorded and to reclass accrued interest from notes payable
(5) To record reduction in goodwill from change in fair value of preferred stock
(6) To record shares issued for services that were previously unrecorded
(7) To record additional net loss as a result items above

INOVA TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Three Months Ending October 31, 2008 and 2007

				2008
	2008	Adjustments		Restated	2007

REVENUES	$6,781,040	$-		$6,781,041	$90,954

Cost of revenues	(4,956,556)	-		(4,956,558)	(65,255)
Operating expenses	(1,615,338)	-		(1,585,714)	(142,620)

OPERATING INCOME	209,146	-		238,769	(116,921)

Other income (expense):
Gain/(loss) on derivative liabilities	-	(1,729,131)	(1)	(1,729,131)	-
Interest expense	(516,360)	(33,930)	(2)	(550,290)	(127,163)

NET LOSS	$(307,214)	$(1,763,061)		$(2,040,652)	$(244,084)

Basic and diluted loss per share:

Weighted average common shares outstanding	48,532,860	478,714	(4)	49,011,574	1,814,660

Loss per share	$(0.01)	$(0.04)	(3)	$(0.04)	$(0.13)

(1) To record change in fair value of derivatives liabilities resulting from reclassification of put warrants
(2) To record additional debt discount amortization as a result of derivative liabilities resulting from reclassification of put warrants
(3) To record additional net loss as a result items above
(4) To record issuance of common stock previously unrecorded

INOVA TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Six Months Ending October 31, 2008 and 2007

				2008
	2008	Adjustments		Restated	2007

REVENUES	$12,673,355			$12,673,356	$476,066

Cost of revenues	(8,996,785)	-		(8,996,787)	(210,518)
Operating expenses	(2,902,685)	(76,757)	(3)	(2,979,442)	(295,731)

OPERATING INCOME	773,885			697,127	(30,183)

Other income (expense):
(Gain)/loss on derivative liabilities	-	(1,741,569)	(1)	(1,741,569)	-
Interest expense	(779,283)	(279,050)	(2)	(1,058,333)	(175,998)

NET LOSS	$(5,398)	$(2,097,376)		$(2,102,775)	$(206,181)

Basic and diluted loss per share:

Weighted average common shares outstanding	48,532,860	221,460	(5)	48,754,320	36,293,200

Loss per share	$(0.00)	(0.04)	(4)	$(0.04)	$(0.01)

(1) To record change in fair value of derivatives liabilities resulting from reclassification of put warrants
(2) To record additional debt discount amortization as a result of derivative liabilities resulting from reclassification of put warrants
(3) To record expense for liability previously unrecorded
(4) To record additional net loss as a result items above
(5) To record issuance of common stock previously unrecorded

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2008

Net revenues increased from $90,954 in the three-month period ending October 31, 2007 to $6,781,041 for the three-month period ending October 31, 2008. This is due to the revenues from the newly-acquired Desert Communications and Trakkers.

Operating expenses increased from $146,620 for the three months ending October 31, 2007 to $1,585,714 for the same period in 2008. This was mainly due to the expenses from the newly-acquired Desert Communications and Trakkers.

Net loss from continuing operations increased from $244,084 for the three months ending October 31, 2007 to $2,040,652 for the same period in 2008. This is due to the interest expense from the newly-acquired Desert Communications and Trakkers.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED OCTOBER 31, 2008

Net revenues increased from $476,066 in the three-month period ending October 31, 2007 to $12,673,356 for the three-month period ending October 31, 2008. This is due to the revenues from the newly-acquired Desert Communications and Trakkers.

Operating expenses increased from $295,731 for the three months ending October 31, 2007 to $2,979,442 for the same period in 2008. This was mainly due to the expenses from the newly-acquired Desert Communications and Trakkers.

Net income from continuing operations decreased from ($206,181) for the three months ending October 31, 2007 to $(2,102,775) for the same period in 2008. This is due to interest expense from the new acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the six month period ended October 31, 2008 was $2,115,237, as compared to cash provided by operations of $506,157 for the six months ended October 31, 2007. The change is primarily due to the acquisition of Desert and Trakkers. Cash used in investing activities for the six month period ended October 31, 2008 was $2,651,286, as compared to $427,215 for the six months ended October 31, 2007. The change was due to acquisitions. Cash provided by financing activities for the six month period ended October 31, 2008 was $1,148,206, as compared to $76,899 used for the six months ended October 31, 2007. The change was due to significant loans obtained during this year.

Our operating activities for the six months ended October 31, 2008, have generated adequate cash to meet our operating needs. As of October 31, 2008, we had cash and cash equivalents totaling $624,324, and accounts receivable of $4,380,597.

INOVA TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

				January 31, 2009
	January 31, 2009	Adjustments		Restated	April 30, 2008
ASSETS

Current assets
Cash	$316,805	$-		$316,805	$12,167
Accounts receivables, net of reserve	3,197,010	-		3,197,010	3,003,170
Inventory	558,681	-		558,681	101,679
Deferred financing costs	-	-		-	97,500
Costs in excess of billings	167,740	-		167,740	198,655
Prepaid and other current assets	142,798	-		142,798	234,645

Total current assets	4,383,034	-		4,383,034	3,647,816

Fixed assets, net of depreciation	1,761,173	-		1,761,173	183,926
Intangible assets, net of amortization	1,558,348	-		1,558,348	845,332
Goodwill	9,066,249	192,494	(5)	8,873,755	5,904,782

Total assets	$16,768,804	$192,494		$16,576,310	$10,581,856

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$2,019,477	$-		$2,019,477	$1,746,889
Accrued liabilities	372,437	643,924	(4)	1,016,361	849,346
Short term debt, net of unamortized discount of $2,578,129
and $845,095, respectively	7,038,438	(1,963,309)	(2)	5,075,129	2,370,442
Short term debt - related parties	1,916,155	-		1,916,155	3,358,323
Derivative liabilities	-	5,153,339	(1)	5,153,339	1,312,768
Deferred income	503,576	-		503,576	403,792

Total current liabilities	11,850,083	3,833,954		15,684,037	10,041,560

Long term debt - related parties	122,716	-		122,716	142,532

Total liabilities	11,972,799	3,833,954		15,806,753	10,184,092

Stockholders' equity
Convertible preferred stock, $0.001 par value; 25,000,000 shares authorized; 1,500,000 and 4,951,000 issued and outstanding, respectively	1,500	-		1,500	4,951
Common stock, $0.001 par value; 150,000,000 shares authorized; 49,011,574 and 30,000,000 shares outstanding, respectively	48,540	472	(6)	49,012	30,000
Additional paid-in capital	7,246,495	(1,512,294)	(3),(6)	5,734,201	2,904,602
Accumulated deficit	(2,500,530)	(2,514,626)	(7)	(5,015,156)	(2,541,789)

Total stockholders' equity	4,796,005	(4,026,448)		769,557	397,764

Total liabilities and stockholders' equity	$16,768,804	$(192,494)		$16,576,310	$10,581,856

(1) To record derivatives liabilities resulting from reclassification of put warrants
(2) To record additional debt discount as a result of derivative liabilities resulting from reclassification of put warrants
(3) To record reduction in additional paid-in capital as a result of reclassification of put warrants to liabilities
(4) To record accrued liabilities that were previously unrecorded and to reclass accrued interest from notes payable
(5) To record reduction in goodwill from change in fair value of preferred stock
(6) To record shares issued for services that were previously unrecorded
(7) To record additional net loss as a result items above

INOVA TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended January 31, 2009 and 2008 (unaudited)

				2009
	2009	Adjustments		Restated	2008

REVENUES	$5,338,688	$-		$5,338,688	$1,018,853

Cost of revenues	(3,249,600)	-		(3,249,600)	(676,320)
Operating expenses	(1,953,461)	-		(1,953,461)	(782,759)

OPERATING INCOME (LOSS)	135,627	-		135,627	(440,226)

Other income (expense):
(Gain)/loss on derivative liabilities	-	247,976	(1)	247,976	-
Interest expense	(576,198)	(191,092)	(2)	(767,290)	(252,729)
Interest income	134	-		134	-
Other income	12,961	-		12,961	-

NET INCOME (LOSS)	$(427,476)	$56,884		$(370,592)	$(692,955)

Weighted average common shares	48,387,680	623,894	(4)	49,011,574	30,000,000

Basic and diluted loss per share:	$(0.01)	$0.00	(3)	$(0.01)	$(0.02)

(1) To record change in fair value of derivatives liabilities resulting from reclassification of put warrants
(2) To record additional debt discount amortization as a result of derivative liabilities resulting from reclassification of put warrants
(3) To record net income from the items above
(4) To record issuance of common stock previously unrecorded

INOVA TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the nine months ended January 31, 2009 and 2008 (unaudited)

				2009
	2009	Adjustments		Restated	2008

Revenues	$18,012,044	$-		$18,012,044	$1,494,919

Cost of revenues	(12,246,387)	-		(12,246,387)	(886,838)
Operating expenses	(4,857,654)	(76,762)	(3)	(4,934,416)	(1,097,340)

OPERATING INCOME (LOSS)	908,003	(76,762)		831,241	(489,259)

Other income (expense):
(Gain)/loss on derivative liabilities	-	(1,493,593)	(1)	(1,493,593)	-
Interest expense	(1,355,480)	(470,143)	(2)	(1,825,623)	(409,877)
Interest income	1,647	-		1,647	-
Other income	12,961	-		12,961	-

NET INCOME (LOSS)	$(432,869)	$(2,040,498)		$(2,473,367)	$(899,136)

Basic and diluted loss per share:
Weighted average common shares	48,142,320	740,172	(5)	48,882,492	30,000,000
Net Loss Per share	(0.01)	(0.04)	(4)	$(0.05)	$(0.03)

(1) To record change in fair value of derivatives liabilities resulting from reclassification of put warrants
(2) To record additional debt discount amortization as a result of derivative liabilities resulting from reclassification of put warrants
(3) To record expense for liability previously unrecorded
(4) To record additional net loss as a result items above
(5) To record issuance of common stock previously unrecorded

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

Operating expenses increased from $782,759 for the three months ending January 31, 2008 to $1,953,461 for the same period in 2009. This was mainly due to the expenses incurred by the newly-acquired Desert Communications and Trakkers.

Net loss from continuing operations decreased from ($692,955) for the three months ending January 31, 2008 to ($370,592) for the same period in 2009. This is due to the profit generated from the newly-acquired Desert Communications and Trakkers.

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

Operating expenses increased from $1,097,340 for the three months ending January 31, 2008 to $4,934,416 for the same period in 2009. This was mainly due to the expenses incurred by the newly-acquired Desert Communications and Trakkers.

Net loss from continuing operations increased from ($899,136) for the three months ending January 31, 2008 to $(2,473,367) for the same period in 2009. This is due to the interest from the newly-acquired Desert Communications and Trakkers.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the nine month period ended January 31, 2009 was $1,318,696, as compared to cash provided by operations of $1,180,644 for the nine months ended January 31, 2008. This change is primarily due to the income generated from Desert and Trakkers’ operations. Cash used in investing activities for the nine month period ended January 31, 2009 was $2,651,286, as compared to $4,052,215 for the nine months ended January 31, 2008. This change was because of the money spent by the Company for  the business acquisitions. Cash provided by financing activities for the nine month period ended January 31, 2009 was $1,637,228, as compared to $3,144,411 used for the nine months ended January 31, 2008. This change was due to several significant loans obtained by the Company in the prior comparative period.

Our operating activities for the nine months ended January 31, 2009, have generated adequate cash to meet our operating needs. As of January 31, 2009, we had cash and cash equivalents totaling $316,805, and accounts receivable of $3,197,010.