Form 10-K
period 2011-04-30
Inova Technology Inc.
filed 2011-08-09
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended April 30, 2011

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
Yes [   ]    No [   ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]    No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]    Accelerated filer [   ]    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

Number of shares of the registrant's common stock outstanding as of August 5, 2011 was: 62,263,909.

DOCUMENTS INCORPORATED BY REFERENCE

None

Inova Technology Inc.

Form 10-K

PART I

Item 1. Description of Business

Organization and History of the Company

Inova Technology Inc. (the “Company”) was incorporated in Nevada in 1997, as Newsgurus.com, Inc. The company changed its name to Secure Enterprise Solutions Inc. in 2002, then to Edgetech Services Inc. (“Edgetech”) In 2007, the Company assumed its present name of Inova Technology, Inc.

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

On May 1, 2007, Inova also acquired RightTag Inc. (“RightTag”), a manufacturer of radio frequency identification (“RFID”) products.

On December 21, 2007, Inova acquired Texas-based Desert Communications (“Desert”) for $5.9 million ($3.3 million paid in cash and $2.6 million to be paid under notes payable).

On September 1, 2008, Inova acquired Trakkers, LLC (“Trakkers”) and Tesselon, LLC (“Tesselon”) for $6.1 million including $500,000 cash, $2.3 million to be paid under notes payable, $2 million paid in the form of a seller note and $1.3 million of redeemable preferred stock (non-convertible and nonvoting).

Description of the Company’s Business

Inova is a technology holding company. Inova has five subsidiaries. These subsidiaries and their respective businesses are listed below:

Subsidiary/Division	Business
Edgetech Services Inc.	IT services and consulting
Trakkers LLC	RFID rentals
RightTag, Inc.	Manufacturer of radio frequency identification (RFID) Products

Inova Technology Holdings	Holding company
Desert Communications, Inc.	IT consulting and sales and computer network solutions

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

Leases:

There is an office lease for Desert, effective May 2008 until August 2011. Rent is payable at $6,300 per month including tax. The lease has not been renewed to date and Desert plans to continue on a month-to-month basis.

There is an office lease for Trakkers, effective until April 2012. Rent is payable at $3,300 per month including tax.

Rent expense was $115,492 and $163,647 for fiscal 2011 and 2010, respectively. No real estate is owned by the Inova companies.

Item 3. Legal Proceedings

In May, 2010 Ascendiant filed suit for collection of the $833,906 principal and interest described in Note 10. The suit was stayed to New York and Inova and Desert have been dismissed. Ascendiant filed a new suit in a different California court for the same action; the suit is pending.

Item 4. Submission of Matters to a Vote of Security Holders and Small Business Issuer Purchases of Securities

No matters were submitted to a vote of security holders through solicitation or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters

The Company’s common stock is traded on the pink sheets under the symbol “INVA.OB” Our CUSIP No. is 45776L209.

The following table lists the high and low closing sales prices for each quarter on the OTCBB for our common shares for the past two fiscal years and are adjusted for our 400 to 1 reverse stock split which was effective on November 12, 2008 and a forward 20:1 split October, 2010. There are approximately 56 shareholders of record, 1 of which is a holder for several hundred individuals. The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
4/30/2011	.06	.07
1/31/2011	.20	.40
10/31/2010	.03	.20
7/31/2010	.02	.05
4/30/2010	.13	.05
1/31/2010	.13	.03
10/31/2009	.15	.08
7/31/2009	.13	.05

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED APRIL 30, 2011 COMPARED TO YEAR ENDED APRIL 30, 2010

Total revenues (net sales) increased from $21,032,779 for the twelve month period ending April 2010 to $22,121,789 for the twelve month period ending April 30, 2011. This is primarily the result of an increase in awarded contracts compared to the previous year.

The Company’s selling, general and administrative expenses increased from $5,202,442 for the twelve months ending April 30, 2010 to $5,731,783 for the same period in 2011. This is primarily the result of the loss on transfer of assets under Desert’s credit facility and legal expenses and payroll from Desert Communications and Trakkers.

Last fiscal year, the Company reported a net loss from continuing operations of $7,063,039 as compared to a loss of $3,350,377 for the fiscal year ended April 30, 2011. The decreased loss is due to the $2.5 million interest charge in 2010 that resulted from defaulted notes accelerating discount amortization

As of the date of the filing the Company is attempting to restructure its debt with Boone and some other creditors. If successful there would be a significant decrease in the current portion of debt outstanding, interest rate reductions and extended maturity dates. If unsuccessful, we will continue to be in default on these loans and incur additional interest expense.

We are exploring various ways to address our debt including restructuring the debt with current lenders and refinancing with new lenders. However, there can be no assurance that the Company will be successful.

The other item impacting equity in fiscal 2011 is a one-time $2.5 million impairment charge to goodwill due to the curtailment of contracts in Trakkers.

EBITDA for the years ending April 30, 2011 and 2010 was $1,595,054 and $ 1,981,979 for the year ending April 30, 2010. EBITDA is Earnings before interest, tax, depreciation and amortization. Inova also excludes the non-cash loss on derivative liabilities and impairment charges from its EBITDA calculation.

	Year ended	Year ended
EBITDA	April 30, 2011	April 30, 2010
Net loss	$(3,350,377)	$(7,063,039)

Interest	2,310,272	5,704,217

Tax	80,746	59,626

Depreciation/Amortization	865,390	1,167,469

Impairment loss	2,525,375	1,594,073

Derivative (gain) loss	(836,353)	519,633

EBITDA	$1,595,053	$1,981,979

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2011, we had cash and cash equivalents totaling $396,140, current assets were $2,954,486, current liabilities were $18,232,634 and total stockholders’ deficit was $10,215,169. Working capital deficit decreased from $(15,378,190) at April 30, 2010 to $(15,278,148) at April 30, 2011.

The working capital increased due to higher cash in 2011 as compared to 2010. Since we are attempting to modify most of the notes some lenders have agreed to us not making payments currently. This has caused the notes to be in default and therefore are showing as current liabilities. It is not likely the company will be required to pay significant principal in the near future.

Both main subsidiaries (Trakkers and Desert) have working capital turn ratios 3 to 4 times higher than industry averages for their respective comparable companies.

As shown in the accompanying financial statements, we have incurred recurring losses from operations, we have an accumulated deficit and negative working capital as of April 30, 2011. These conditions raise substantial doubt as to our ability to continue as a going concern. While we have significant EBITDA we are not able to make all required debt payments currently. Management is trying to raise additional capital through sales of stock and refinancing debt. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Inova Technology, Inc.
Santa Monica, California

          We have audited the accompanying consolidated balance sheets of Inova Technology, Inc. (“Inova”), as of April 30, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended April 30, 2011 and 2010. These consolidated financial statements are the responsibility of Inova’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inova as of April 30, 2011 and 2010 and the results of its consolidated operations and its consolidated cash flows for the years ended April 30, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

          The accompanying financial statements have been prepared assuming that Inova will continue as a going concern. Inova incurred losses from operations for fiscal 2011 and 2010 and has a working capital deficit as of April 30, 2011. These factors raise substantial doubt about Inova’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas
August 8, 2011

INOVA TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	April 30, 2011	April 30, 2010
ASSETS

Current assets
Cash	$396,140	$336,746
Accounts receivables	184,789	109,500
Contract receivables, net of allowance of $21,746 and $21,822	782,286	2,011,853
Credit facility receivable	1,230,596	952,562
Inventory	100,471	93,335
Costs in excess of billing and estimated earnings	229,039	290,329
Prepaid and other current assets	31,165	46,423

Total current assets	2,954,486	3,840,748

Fixed assets, net	149,104	185,017
Revenue earning equipment, net	892,690	1,250,929
Intangible assets, net	-	463,976
Goodwill, net	4,157,596	6,669,454
Other Assets	6,121	50,432

Total assets	$8,159,997	$12,460,556

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$950,149	$2,152,657
Accrued liabilities	2,861,923	1,465,859
Deferred income	442,669	424,872
Derivative liabilities	2,515,687	5,607,940
Notes payable - related parties	1,200,000	1,650,000
Notes payable, net of unamortized discount of $0 and $134,816	10,262,206	7,917,610
Total current liabilities	18,232,634	19,218,938

Notes payable - net of current maturities	-	137,898
Notes payable - related parties, net of current maturities	142,532	142,532

Total liabilities	18,375,166	19,499,368

Stockholders' deficit
Convertible preferred stock, $0.001 par value; 25,000,000 shares authorized; 1,500,000 shares issued and outstanding (As of April 30, 2011 and 2010, shares are included in non-controlling interest)	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 61,263,909 and 56,338,300 shares issued and outstanding	61,264	56,338
Additional paid-in capital	4,937,526	4,768,432
Non-controlling interest	1,307,506	1,307,506
Accumulated deficit	(16,521,465)	(13,171,088)

Total stockholders' deficit	(10,215,169)	(7,038,812)

Total liabilities and stockholders' deficit	$8,159,997	$12,460,556

See summary of accounting policies and notes to consolidated financial statements.

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended April 30, 2011 and 2010

	2011	2010
Revenues	$22,121,789	$21,032,779

Cost of revenues	(15,245,413)	(14,340,559)
Selling, general and administrative	(5,731,783)	(5,202,442)
Depreciation expense	(69,942)	(80,405)
Amortization expense	(450,453)	(654,975)
Impairment loss	(2,525,375)	(1,594,073)

Operating loss	(1,901,177)	(839,675)

Other income (expense):
Interest income	24,719	-
Other income	-	486
Gain (Loss) on derivative liabilities	836,353	(519,633)
Interest expense	(2,310,272)	(5,704,217)

Net loss	$(3,350,377)	$(7,063,039)

Basic and diluted income (loss) per share	$(0.06)	$(0.14)

Weighted average common shares outstanding	58,560,338	50,093,080

See summary of accounting policies and notes to consolidated financial statements.

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
Years ended April 30, 2011 and 2010

	Common Stock		Preferred Stock		Additional	Non-Controlling	Retained
	Shares	Par (0.001)	Shares	Par (0.001)	Paid-in Capital	Interest	Deficit	Total
Balances at April 30, 2009	49,011,580	$49,012	1,500,000	$1,500	$5,734,201	$-	$(5,951,584)	$(166,871)

Cumulative effect of change in accounting principle
- reclassification of derivative liabilities	-	-	-	-	(232,642)	-	(156,465)	(389,107)
Reclassification of derivative liabilities to additional paid-in capital	-	-	-	-	680,779	-	-	680,779
Reclassification of derivative liabilities from additional paid-in capital	-	-	-	-	(614,945)	-	-	(614,945)
Reclassification of preferred stock to non-controlling interest	-	-	-	(1,500)	(1,306,006)	1,307,506	-	-
Common stock issued for cash	1,762,960	1,763	-	-	93,237	-	-	95,000
Common stock issued for services	4,140,760	4,141	-	-	245,748	-	-	249,889
Common stock issued for prior year accrued liabilities	423,000	423	-	-	45,226	-	-	45,649
Common stock issued for conversion of notes payable	1,000,000	1,000	-	-	39,500	-	-	40,500
Discount on notes payable from beneficial conversion feature	-	-	-	-	83,333	-	-	83,333
Net loss							(7,063,039)	(7,063,039)
Balances at April 30, 2010	56,338,300	56,338	1,500,000	-	4,768,432	1,307,506	(13,171,088)	(7,038,812)

Common stock issued for services	3,425,609	3,426	-	-	105,344	-	-	108,770
Common stock issued for conversion of notes payable	1,500,000	1,500	-	-	59,250	-	-	60,750
Common stock warrants issued for services	-	-	-	-	56,500	-	-	56,500
Reclassification of derivative liabilities from additional paid-in capital	-	-	-	-	(52,000)	-	-	(52,000)
Net loss	-	-	-	-	-	-	(3,350,377)	(3,350,377)
Balances at April 30, 2011	61,263,909	$61,264	1,500,000	$-	$4,937,526	$1,307,506	$(16,521,465)	$(10,215,169)

See summary of accounting policies and notes to consolidated financial statements.

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended April 30, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,350,377)	$(7,063,039)
Adjustments to reconcile net loss to net cash used provided by operating activities:
Depreciation expense, $344,995 and $432,089 included in cost of revenues	414,937	512,494
Amortization expense - loan discounts and deferred financing costs	128,900	4,358,975
Amortization expense - intangible	450,453	654,975
Paid in kind interest	183,401	-
Impairment loss	2,525,375	1,594,073
Stock issued for services	108,770	249,889
Warrants issued for services	56,500	-
Write off of accounts payable	-	(254,839)
Derivative (gain) loss	(836,353)	519,633
Changes in operating assets and liabilities:
Accounts receivable	1,154,278	(40,137)
Credit facility receivable	(278,034)	(952,562)
Inventory	(7,136)	(21,610)
Costs in excess of billing and estimated earnings	61,290	(252,005)
Prepaid expenses and other current assets	15,258	10,139
Other assets	44,311	-
Accounts payable and accrued expenses	193,562	967,830
Deferred revenues	17,797	20,682
Net cash provided by operating activities of operations	882,932	304,498

CASH FLOW INVESTING ACTIVITIES
Purchase of fixed assets	(20,785)	(40,876)
Net cash used in investing activities	(20,785)	(40,876)

CASH FLOW FINANCING ACTIVITIES
Proceeds from sale of stock	-	95,000
Proceeds from notes payable	103,500	2,015,181
Repayments made on notes payable	(456,253)	(3,183,966)
Proceeds from notes payable - related parties	-	160,736
Repayments made on notes payable - related parties	(450,000)	(101,721)
Net cash used in financing activities	(802,753)	(1,014,770)

NET CHANGE IN CASH	59,394	(751,148)
CASH AT BEGINNING OF YEAR	336,746	1,087,894
CASH AT END OF YEAR	$396,140	$336,746

SUPPLEMENTAL INFORMATION:
Interest paid	$584,547	$851,845
Income taxes paid	$-	$-

NON-CASH INVESTINGAND FINANCING ACTIVITIES:
Common stock issued for partial payment of notes payable and accrued liabilities	$-	$45,649
Common stock issued for conversion of debt	60,750	40,500
Discount on notes payable from beneficial conversion features and warrants	-	83,333
Cumulative effect of change in accounting principle-reclassification of derivative liability	-	420,162
Reclassification of preferred stock to non-controlling interest	-	1,307,506
Reclassification of derivative liabilities to additional paid-in capita	-	680,779
Reclassification of derivative liabilities from additional paid-in capita	52,000	614,945
Reclassification of put notes from derivative liabilities	2,307,900	1,375,000
Financed fixed asset purchase	-	18,492
Discount on notes payable from derivative liabilities	-	1,000,499

See summary of accounting policies and notes to consolidated financial statements

INOVA TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – HISTORY AND ORGANIZATION OF THE COMPANY

Inova Technology, Inc. (“Inova” and “the Company”) was incorporated in Nevada on May 16, 1997, as Newsgurus.com, Inc. and changed its name to Secure Enterprise Solutions Inc. on January 10, 2002, then to Edgetech Services Inc. and on August 17, 2006 to Inova Technology, Inc.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

These consolidated financial statements include the accounts of Inova Technology, Inc. and its wholly owned subsidiaries Edgetech Services, Inc. (“Edgetech”), RightTag, Inc. (“RightTag”), Desert Communications, Inc. (“Desert”), Inova Technology Holdings, LLC., Trakkers, LLC (“Trakkers”) and Tesselon, LLC (“Tesselon”). Significant inter-company accounts and transactions have been eliminated.

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

Accounts receivable

Trade and other accounts receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily include contract receivables from customers in Texas. Bad debt expense is recognized based on management’s estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. The allowance for doubtful accounts was $21,746 and $21,822 as of April 30, 2011 and 2010, respectively.

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

Impairment of long-lived assets

The Company reviews the carrying value of its definite lived intangible assets at least annually. Other long-lived assets, including intangibles, are reviewed whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Impairment charges of $13,517 and $99,185 were recorded for the years ended April 30, 2011 and 2010, respectively.

Goodwill and other indefinite intangibles

Goodwill and other intangibles with indefinite lives are not amortized but are reviewed for impairment at least annually, or more frequently if an event or circumstance indicates that an impairment may have occurred. To test for impairment, the fair value of each reporting unit is compared to the related net book value, including goodwill. If the net book value of the reporting unit exceeds the fair value, an impairment loss is measured and recognized. An income approach is utilized to estimate the fair value of each reporting unit. The income approach is based on the projected debt-free cash flow, which is discounted to the present value using discount factors that consider the timing and risk of cash flows. Impairment charges of $2,511,858 and $1,494,888 were recorded for the years ended April 30, 2011 and 2010, respectively.

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

Revenue and cost recognition

Inova has five sources of revenues: Information techonology (“IT”) network design and implementation from Desert, computer equipment sales from Desert, IT consulting services from Edgetech, sales of radio frequency identification (“RFID”) items from RightTag and rental income from Trakkers and Tesselon. Revenue that is received before it is earned is classified as deferred revenue.

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

Rental income for RFID items:

The Company follows Staff Accounting Bulletin (“SAB”) No. 104 recognizing RFID rental income. Revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. A rental contract term can be daily or weekly. Consistent with SAB 104, the Company’s policy recognizes revenue from equipment rentals in the period earned on a straight-line basis, over the contract term, regardless of the timing of the billing to customers. Revenue from the sale of new and used equipment and parts is recognized at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled, risk of ownership has been transferred and collectability is reasonably assured. Services revenue is recognized at the time the services are rendered.

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

Basic and diluted net income (loss) per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the years ended April 30, 2011 and 2010, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Transfers and Servicing of Financial Assets and Liabilities

The Company accounts for transfers and servicing of financial assets and liabilities in accordance with ASC 860-10 (formerly SFAS 140) “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. When the conditions are met for the transfer of assets or liabilities to qualify as a sale, the assets or liabilities are derecognized and the gain or loss on the sale is determined at the date of transfer based upon the amount at which the assets and liabilities are transferred less any fees, discounts and other charges. The Company recognizes any servicing assets and servicing liabilities at their fair value using the fair value measurement method as prescribed by ASC 860-10. As of April 30, 2011 and 2010, the Company’s servicing asset consisted of a gross margin receivable due from a third party that purchased accounts receivable and accounts payable from us. The carrying amounts of our gross margin receivable approximates its fair value due to its relatively short maturity.

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

The following tables set forth assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as of April 30, 2011 and 2010. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Liabilities Measured at Fair Value on a Recurring Basis	April 30, 2011
	Level 1	Level 2	Level 3	Total
Derivative and warrant liabilities	-	-	$2,515,687	$2,515,687

	April 30, 2010
	Level 1	Level 2	Level 3	Total
Derivative and warrant liabilities	-	-	$5,607,940	$5,607,940

The derivatives listed above are carried at fair value. The fair value amounts in current period earnings associated with the Company’s derivatives resulted from Level 3 fair value methodologies; that is, the Company’s pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Assets Measured at Fair Value on a Non-Recurring Basis	April 30, 2011
	Level 1	Level 2	Level 3	Total	Gain (Loss)
Goodwill & Intangible Assets	-	-	$4,157,596	$4,157,596	$2,525,375

	April 30, 2010
	Level 1	Level 2	Level 3	Total	Gain (Loss)
Goodwill & Intangible Assets	-	-	$7,133,430	$7,133,430	$1,594,073

In accordance with the provisions of ASC 360-10 “Accounting for the Impairment and Disposal of Long-Lived Assets”, for the year ended April 30, 2011, long-lived intangible assets with a carrying amount of $13,517 were written down to their fair value of $0, resulting in an impairment charge of $13,517, which was included in earnings for the year ended April 30, 2011.

In accordance with the provisions of ASC 360-10 “Accounting for the Impairment and Disposal of Long-Lived Assets”, for the year ended April 30, 2010, long-lived intangible assets with a carrying amount of $563,161 were written down to their fair value of $463,976, resulting in an impairment charge of $99,185, which was included in earnings for the year ended April 30, 2010.

In accordance with the provisions of ASC 350-20 “Goodwill and Other Intangible Assets”, for the year ended April 30, 2011, goodwill with a carrying amount of $6,669,454 was written down to its implied fair value of $4,157,596, resulting in an impairment charge of $2,511,858, which was included in earnings for year ended April 30, 2011.

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

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, we have incurred a losses of $3,350,377 and $7,063,039 for the years ended April 30, 2011 and 2010, and have an accumulated deficit of $16,521,465 and negative working capital of $15,278,148 as of April 30, 2011. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future. Management is trying to raise additional capital through sales of stock and refinancing debt.

NOTE 4 – CONTRACT RECEIVABLES & CREDIT FACILITY RECEIVABLE

	30-Apr-11	30-Apr-10
Completed contracts	$669,486	$1,897,777
Contracts in progress	112,800	114,076
Total contract receivables	$782,286	$2,011,853

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

	30-Apr-11	30-Apr-10
Costs incurred on uncompleted contracts	$1,016,219	$587,038
Estimated earnings	581,875	372,457
Less: billings to date	(1,369,055)	(669,165)
Total	$229,039	$290,329

Included in the accompanying balance sheet under the following captions:

	30-Apr-11	30-Apr-10
Costs and estimated earnings in excess of billings on uncompleted contracts	$229,039	$290,329
Billings in excess of costs and estimated earnings on uncompleted contracts	-	-
Total	$229,039	$290,329

Credit Facility Receivable:

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

The Company accounts for its transfers of accounts receivable to NETF under each of these agreements in accordance with the provision of ASC 860-10 (formerly SFAS 140) “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” as sales of such accounts receivable balances. The gain or loss on sales of receivables NETF is determined at the date of transfer based upon the amount at which they are transferred to NETF less any fees, discounts and other charges provided under the agreements. The Company has determined that all transfers of receivables and payables to NETF under the above agreement qualify as sales because (1) the transferred assets and liabilities have been isolated from Desert (2) NETF has the right to pledge or exchange the assets and (3) Desert does not maintain effective control over the transferred assets. During fiscal 2011 and 2010, the Company recognized a loss on these sales of $296,829 and $66,227, which is the amount of fees incurred on gross margin advances noted above. As of April 30, 2011 and 2010, the gross margin receivable owed to Desert as a result of the servicing agreement was $1,230,596 and $952,562. The carrying amounts of our gross margin receivable approximates its fair value due to its relatively short maturity.

During the year ended April 30, 2011, Desert sold approximately $14.5 million of accounts receivable to NETF and NETF assumed approximately $9 million in accounts payable related to these assets.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30, 2011 and 2010:

	Life	2011	2010
Office equipment	2 to 10 years	$100,850	$92,900
Office furniture	7 to 8 years	37,504	37,504
Vehicles	3 to 5 years	275,857	299,010
Leasehold improvements	3.25	164,944	164,944
Scanners (revenue earning equipment)	5 years	2,011,023	2,088,518

Subtotal		2,590,178	2,682,876
Less: accumulated depreciation		(1,548,384)	(1,246,930)

Total		$1,041,794	$1,435,946

Depreciation expense totaled $414,937 and $512,494 in 2011 and 2010, respectively. Depreciation on scanners is included cost of revenues in the consolidated statements of operations. For the years ended April 30, 2011 and 2010, $344,995 and $432,089 of depreciation expense was included in cost of revenues, respectively. During the year ended April 30, 2011, Inova wrote off $113,483 of fixed assets that were fully depreciated during the year.

NOTE 6 – GOODWILL AND INTANGIBLES

RightTag:

In May 2007 when Inova acquired RightTag, Inova accounted for the acquisition using the purchase method of accounting for business combinations. The purchase price and costs associated with the acquisition exceeded the fair value of net assets acquired by $436,572, which was preliminarily assigned to goodwill.

During 2008, Inova completed the valuation of the intangible assets acquired in the RightTag transaction. Pursuant to the valuation, purchase price of $135,702 was assigned to the customer list acquired and the remaining $300,870 was assigned to goodwill. During fiscal 2009, goodwill impairment of $158,075 was recorded, resulting in a carrying value of $142,795. The customer list was fully amortized during fiscal 2010.

An impairment analysis on the goodwill was performed at April 30, 2011 and 2010 and no impairment to goodwill was recorded.

Desert:

In December 2007 when Inova acquired Desert, Inova accounted for the acquisition using the purchase method of accounting for business combinations. The purchase price and costs associated with the acquisition exceeded the fair value of net assets acquired by $4,275,000, of which $860,555 was assigned to the customer list and employment agreements acquired and the remaining $3,315,918 was assigned to goodwill. The customer list and employment agreements were fully amortized as of April 30, 2011.

An impairment analysis on the goodwill was performed at April 30, 2011 and 2010 and no impairment to goodwill was recorded.

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

An impairment analysis at April 30, 2010 was undertaken and impairment to goodwill of $1,494,888 was recorded;all goodwill was impaired as of April 30, 2010 due to there being no remaining customers or active contracts associated with this business segment as of April 30, 2010.

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

An impairment analysis on the goodwill was performed at April 30, 2011 and 2010 and $2,511,858 and $0 of impairment to goodwill was recorded.

Goodwill and Intangible Assets consists of the following as of April 30, 2010 and 2011:

Goodwill	2011	2010
RightTag	$142,795	$142,795
Desert	3,315,918	3,315,918
Trakkers/Tesselon	698,883	3,210,741

Total	$4,157,596	$6,669,454

Intangible Assets	Life	2011	2010
Desert – customer list	3 years	$498,930	$498,930
Trakkers/Tesselon – customer list	3 years	496,179	496,179
Trakkers – employment agreements	3 years	525,534	525,534

Subtotal		1,520,643	1,520,643
Less: accumulated amortization		(1,520,643)	(1,056,667)

Total		$-	$463,976

For the years ended April 30, 2011 and 2010, Inova recorded amortization expenses of $450,453 and $654,975, respectively.

NOTE 7 – RELATED-PARTY TRANSACTIONS

A summary of changes in related-party payable account for the years ended April 30, 2011 and 2010 is as follows:

	2011	2010
Beginning balance	$1,792,532	$1,733,517
Proceeds from the related-party payable	-	150,000
Less: repayments made on related-party payable	(450,000)	(90,985)

Total related-party payable	$1,342,532	$1,792,532

Related-party payable account consisted of the following as of April 30, 2010 and 2011:

	2011	2010
Due to Southbase, entity related to CEO. Matures May 2017, 7%, unsecured	$142,532	$142,532

Due to Desert sellers, notes obtain from acquisition. Matured December 2010 (in default), 18%, secured by all common stock of Desert	1,200,000	1,500,000

Due to Desert sellers, working capital facility, 18% Matured December 2010, unsecured	-	150,000

Total related-party payable	1,342,532	1,792,532
Less: current maturities	(1,200,000)	(1,650,000)

Long-term portion of related-party payable	$142,532	$142,532

Advisors, LLC & Web’s Biggest, Inc.

Advisors, LLC is a company owned by Paul Aunger, a director of the Company. The Company has a consulting agreement with Advisors, LLC for payments of $1,000 per month. Advisors, LLC owns Web’s Biggest, Inc.

In April, 2010 Advisors, LLC purchased 1,762,960 shares of common stock for $95,000. In addition, 890,760 shares with a fair value of $46,765 were issued for consulting services provided.

During fiscal 2011, 2,248,649 shares of common stock with a fair value of $96,000 were issued to Advisors, LLC for services rendered. Advisors, LLC is controlled by a director of the Company. The fair value of the stock was recorded to expense during the quarter ended October 31, 2010.

No amounts were owed to Advisors, LLC as of April 30, 2011 and 2010.

Southbase International, Limited(“Southbase”)

Southbase is a company related to Adam Radly, our CEO. The Company has a consulting agreement with Southbase earning fees of $20,000 per month.

During fiscal 2010, Southbase, International received 2,500,000 shares of Inova common stock with a fair value of $130,000 for partial payment of outstanding amounts owed.

Desert Sellers

There are notes payable to the previous owners of Desert Communications in the amount of $1,200,000 and accrued interest of $619,451 and $315,466 as of April 30, 2011 and 2010. The notes are secured by all of the common stock of Desert. On December 1, 2009, the sellers agreed to extend the maturity of these notes through December 1, 2010. The notes are now in default. As a result of the extension, the interest rate increased to 18%. Prior to December 1, 2009, the interest rate was 7%. See Note 8 below for the accounting impact of this modification. During fiscal 2011, $300,000 was repaid on the these notes.

The sellers also participated in a working capital facility and loaned $150,000 to the Company during fiscal 2010. The note bears interest at 18%, is due December, 2010 and is unsecured. This note was repaid in fiscal 2011.

The Desert sellers are paid bonuses based on the operating results of Desert. As of April 30, 2011 and 2010, $37,475 and $217,622 of bonuses owed to the Desert sellers and are included in accrued liabilities in the consolidated balance sheet.

NOTE 8 – NOTES PAYABLE

Convertible Note Payable – Ascendiant Opportunity Fund, LLC (“Ascendiant”):

In July 2008, a note payable of $500,000 with an original issue discount of $52,875 was issued for 1.5 years by Ascendiant. It is secured by all assets of Desert. The note is convertible into shares of Inova common stock at $0.075 per share. In addition, 52,896,400 warrants to purchase Inova common stock were issued with this note. As a result of the conversion feature and warrants, a discount of $447,125 was recorded to be amortized over the term of the note using the effective interest method. See below for information on the accounting for the conversion feature and warrants. As of April 30, 2011 and 2010, this note was in default and due on demand and as a result, all of the remaining unamortized discount has been amortized as of April 30, 2010. During the years ended April 30, 2010 $456,370 of the discount was amortized to interest expense.

This loan has the following financial requirements:

  Maintain cash plus availability under IBM $2.5 million line of credit of $250,000 or greater;

  EBITDA of $1.7 million for 12 month period ending December 31, 2008 and $300,000 for each 3-month period beginning December 31, 2007;

  No concentration above $2.5 million to any supplier through the IBM facility;

  No concentration above 20% to any single customer;

  No single accounts payable more than the greater of $300,000 or 20% of the accounts receivable balance under 60 days. The portion beyond 90 days past due must be less than 10% of the total accounts receivable.

As of April 30, 2011 and 2010, the Company was not in compliance with these covenants. As a result the note is in default and the interest rate increased from 15% to 18%.

Inova analyzed the conversion option for derivative accounting consideration under ASC 815 “Derivatives and Hedging”. Inova determined that derivative accounting is not applicable. Inova then analyzed the conversion option under ASC 470-20 “Debt with Conversion and Other Options” and determined there was a beneficial conversion feature resulting in a discount to the note of $182,642.

2,644,820 warrants with a fair value of $264,483 were issued to Ascendiant with this note. The warrants expire in July 2013. They have an aggregated exercise price of $200. The warrant shares are subject to a put option agreement whereby anytime between January 1, 2010 and July 1, 2013, Ascendiant can require Inova to repurchase from Ascendiant the warrant shares for $250,000. Under ASC 815-40 “Put Warrants”, warrants for put shares should be classified as liabilities and measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. As a result, the fair value of these warrants was recorded as a derivative liability. Upon exercise of the put option, if Inova does not repurchase the shares within 30 days, the resulting liability with become a convertible note that is convertible into shares of Inova common stock.

The convertible note and warrant agreements both contain dilutive issuance clauses. Under these clauses, based on future issuances of Inova common stock or other convertible instruments, the conversion price of the note above can be adjusted downward or the Company can be required to issue additional warrants to Ascendiant. During fiscal 2009, the Company issued 3,095,940 additional warrants to purchase Inova common stock with a fair value of $309,594 as a result of this clause. These warrants are also subject to the put option agreement described above. As a result, these warrants are also classified as liabilities under ASC 815-40.

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

Put Option Exercise

On April 8, 2010 Ascendiant exercised 2,448,900 warrants to purchase Inova common stock and concurrently exercised its put option, requiring Inova to repurchase the shares acquired from the warrant exercise from Ascendiant for $375,000. The $375,000 note is included in notes payable in the consolidated balance sheet as of April 30, 2011 and 2010.

Since Inova did not repurchase the shares within 30 days, on May 8, 2010 a one year $375,000 convertible note was established by Ascendiant at a 20% interest rate. The note is convertible into shares of Inova common stock at $1.50 per share and is unsecured.

Other Amounts Owed to Ascendiant

There is a contested commission note to Ascendiant Securities for originally for $78,000 of commissions. As of April 30, 2011 and 2010, $278,930 was owed for this note. The note is included in notes payable in the consolidated balance sheet. The note originally bore interest at 11.25%, but is now in default and bears interest at 18%. The Company is contesting this note due to the original circumstances surrounding it. Ascendiant has claimed to be the broker that introduced Inova to Boone and accordingly claims certain commissions from transactions between Inova and Boone. Inova disputes this claim.

Notes Payable – Boone Lenders, LLC (“Boone”):

Fiscal 2008

During fiscal 2008, Inova issued a note to Boone for $1,792,000 with an original issue discount of $192,000 due in November 2012. The note bears interest at Prime+3% or 11.25% . 8,746,960 warrants to purchase Inova common stock were issued to Boone with this note. The warrants expire in November 2012 and have an aggregate exercise price of $100. As a result of the warrants and the original issue discount, a total discount of $1,184,799 was recorded to be amortized over the term of the note using the effective interest method. See below for information on the accounting for the warrants.

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

Fiscal 2009

During fiscal 2009, Inova issued several notes to Boone for an aggregate principal amount of $3,373,763 with aggregate original issue discounts of $339,600. The notes bear interest at Prime+3% or 11.25% . The notes were due at various dates from March 2009 through March 2011. In connection with these notes, Inova granted warrants to purchase 13,851,540 shares of Inova's common stock, warrants to purchase 92 shares of Desert Communications, Inc. common stock, and warrants to purchase 19.44% of Trakkers, LLC. The warrants expire at various dates from April 2013 through February 2014 and have an aggregated exercise price of $1,300. As a result of the warrants and the original issue discounts, a total discount of $2,869,883 was recorded to be amortized over the term of the notes using the effective interest method. See below for information on the accounting for the warrants. As of April 30, 2011 and 2010, all of these notes were in default and due on demand and as a result, all remaining unamortized discounts were amortized as of April 30, 2010. During the years ended April 30, 2011 and 2010, $0 and $2,182,298 of the discount was amortized to interest expense.

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

Fiscal 2010

During fiscal 2010, Inova issued several notes to Boone for an aggregate principal amount of $1,128,856 with aggregate original issue discounts of $178,357. The notes bear interest at Prime+3% or 11.25% . The notes were due at various dates from December 2009 through February 2011. In connection with these notes, Inova granted warrants to purchase 11,697,440 shares of Inova's common stock, warrants to purchase 64 shares of Desert Communications, Inc. common stock, and warrants to purchase 1.44% of Trakkers, LLC. The warrants expire at various dates from May 2014 through January 2017 and have an aggregated exercise price of $800. As a result of the warrants and the original issue discounts, a total discount of $978,857 was recorded to be amortized over the term of the notes using the effective interest method. See below for information on the accounting for the warrants. As of April 30, 2011 and 2010, all of these notes were in default and due on demand and as a result, all remaining unamortized discounts were amortized as of April 30, 2010. During the year ended April 30, 2011 and 2010, $0 and $978,857 of the discount was amortized to interest expense.

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

Fiscal 2011

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

Paid-In Kind Interest

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

For the year ended April 30, 2011, a total of $183,401 of interest was recognized and recorded to the principal balance of all loans from Boone Lenders, LLC except the convertible put notes described below.

Anti-Dilution Warrants

All of the warrants granted above contained dilutive issuance clauses in their agreements. Under these clauses, based on future issuances of Inova common stock or other convertible instruments, Inova can be required to issue additional warrants to Boone. During fiscal 2008, the Company issued 468,120 additional warrants to purchase Inova common stock with a fair value of $37,450 as a result of this clause. During fiscal 2009, the Company issued 8,031,040 additional warrants to purchase Inova common stock with a fair value of $845,192 as a result of this clause. During fiscal 2010, the Company issued 2,123,200 additional warrants to purchase Inova common stock with a fair value of $212,320 as a result of this clause. These warrants are also subject to the put option agreements described above. As a result, these warrants are also classified as liabilities under ASC 815-40. See Note 9 for more information.

Debt Restructuring

In the third quarter of fiscal 2010 Inova restructured several of its previously issued notes payable to Boone to extend the maturity dates, modify the interest rate and payment terms. Inova combined 6 previous notes that had due dates ranging from December 16, 2009 through December 30, 2010 into one $836,446 note payable. The original notes had interest rates of Prime + 3% or 11.25% . The new note has an interest rate of 17.5% . Starting in December 2010, principal payments will be made out of Desert Communication Inc.’s (“DCI”) free cash flow which is defined by the agreement as DCI’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) subject to various adjustments. The note is secured by all assets including the shares Inova holds of each of Inova’s subsidiaries. In addition, in conjunction with the debt restructuring, all put options that previously could not be exercised until future periods were accelerated to April 1, 2010.

In conjunction with the $836,446 restructured note payable, 1,524,640 Inova warrants and 7.01 Desert warrants were issued to Boone with a fair value of $190,168. They have an aggregated exercise price of $200. The fair value of the warrants at the inception of the notes was recorded as a discount to the note to be amortized through maturity of the note using the effective interest method. This discount was combined with remaining unamortized discounts on the 6 notes included in the restructuring. As of April 30, 2011 and 2010, this note was in default and due on demand and as a result, all of the remaining unamortized discount was amortized as of April 30, 2010. During the year ended April 30, 2011 and 2010, $0 and $654,621 of the discount was amortized to interest expense.

All previous warrant grants and their associated put options under the notes included in the above restructuring are now combined into this note. This includes the warrants granted in conjunction with the restructuring mentioned above. The total warrants under this note as of the date of the restructuring was 27,476,420 warrants to purchase Inova common stock and 78.1 warrants to purchase Desert common stock, all of which are subject to aggregate put options of $2,213,500. In March 2010, $1,000,000 of these put options were exercised for 8,031,040 warrants to purchase Inova common stock and 31.59 warrants to purchase Desert common stock. See “Convertible Put Exercise Note” section below.

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

Convertible Put Exercise Note

On March 22, 2010 Boone exercised $1,000,000 of its put options, requiring Inova to repurchase from Boone up to 5,768,300 shares of Inova common stock and 31.59 shares of Desert common stock for $1,000,000. Since Inova did not repurchase the shares within 30 days a 2 year $1,000,000 convertible note was established by Boone at a 24% interest rate. A discount of $200,000 was recorded on this note as a result of the conversion options, see below. As of April 30, 2010, this notes was in default and due on demand and as a result, all of the remaining unamortized discount has been amortized to interest expense as of April 30, 2010.

During the quarter ended July 31, 2010, Boone exercised warrants to purchase 30,111,440 shares of Inova common stock and 130.90 shares of Desert common stock. Contemporaneously, Boone exercised the related put options, requiring Inova to repurchase the warrants shares from Boone for $1,515,900. Under the put option agreement, if Inova fails to repurchase the warrant shares from Boone, the put option liability will become a convertible note. Inova did not repurchase the warrant shares and accordingly, the put option became a convertible note during the quarter ended July 31, 2010. The note is due on May 21, 2012 and bears interest at 22%.

During the quarter ended January 31, 2011, Boone exercised warrants to purchase 7,444,240 shares of Inova common stock and 19.44% of Trakkers common stock. Contemporaneously, Boone exercised the related put options, requiring Inova to repurchase the warrants shares from Boone for $792,000. Under the put option agreement, if Inova fails to repurchase the warrant shares from Boone, the put option liability will become a convertible note. Inova did not repurchase the warrant shares and accordingly, the put option became a convertible note during the quarter ended January 31, 2011. The note is due on January 31, 2012 and bears interest at 20%.

The conversion options are subject to reset provisions that can reduce the conversion prices based on subsequent equity or rights offerings by Desert, Trakkers or Inova below the prices above.

The notes are convertible into shares of Desert or Trakkers common stock at an amount equal to (A) 350% of Desert or Trakkers’s EBITDA for the 12 full-months preceding such date, minus (i) the aggregate amount of Desert’s indebtedness to the initial Holder at such date and (ii) the aggregate amount of the Company’s indebtedness to the Desert Sellers at such date, divided by (B) the total number of issued and outstanding shares of common stock at such date.

The notes are also convertible into shares of Inova common stock at the lower of (i) $0.075 per share of Inova common stock and (ii) the lowest per share price of Inova common stock conversion price in effect at April 22, 2010 in any warrant, option, convertible note or other instrument that has been issued by Inova or that is otherwise convertible or exchangeable into Inova, after taking into effect any applicable reset or other conversion or exchange price adjustments. As of April 30, 2011, the lowest per share price in effect was $0.0405.

The conversion options are subject to reset provisions that can reduce the conversion prices based on subsequent equity or rights offerings by Desert or Inova below the prices above.

Inova analyzed the instruments above under ASC 815 “Derivatives and Hedging” and determined that these instruments should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The fair value of the instruments was determined using a Monte Carlo simulation model utilizing present value and various probabilities of events. This amount is included in derivative liabilities in the consolidated balance sheet. See Note 10 for more information on derivatives and the valuation model.

Covenants

All Boone loans have the following financial requirements:

  Maintain cash plus availability under IBM $2.5 million line of credit of $250,000 or greater;

  EBITDA of $1.7 million for any fiscal year;

  No concentration above $2.5 million to any supplier through the IBM facility;

  No concentration above 20% to any single customer;

  No single accounts payable more than the greater of $300,000 or 20% of the accounts receivable balance under 60 days. The portion beyond 90 days past due must be less than 10% of the total accounts receivable.

Inova was not in compliance with these covenants as of April 30, 2011 and 2010 and as a result, these notes are in default.

Note Payable - Agile Opportunity Fund, LLC (“Agile”):

In February 2008, Inova borrowed $250,000 under a note payable from Agile Opportunity Fund, LLC. This note has an interest rate of 18% per annum and it matures on December 31, 2010. The note was convertible into shares of Inova common stock at $0.10 per share. In addition, 1,250,000 warrants to purchase Inova common stock were issued with this note. As a result of the conversion feature and warrants, a discount of $150,000 was recorded to be amortized over the term of the note using the effective interest method. See below for information on the accounting for the conversion feature and warrants. During the years ended April 30, 2010 and 2009, $40,337 and $109,663 of the discount was amortized to interest expense. This note is secured by all tangible and intangible assets of Inova.

Inova analyzed the conversion option for derivative accounting consideration under ASC 815 “Derivatives and Hedging”. Inova determined that derivative accounting is not applicable. Inova then analyzed the conversion option under ASC 470-20 “Debt with Conversion and Other Options” and determined there was a beneficial conversion feature resulting in a discount to the note of $50,000.

1,250,000 warrants with a fair value of $100,000 were issued to Agile with this note. These warrants expire in February 2013. They have an exercise price of $0.10 per share. The warrant shares are subject to a put option agreement whereby anytime between February 2010 and February 2013, Agile can require Inova to repurchase from Agile the warrant shares for $100,000. Under ASC 815-40 “Put Warrants”, warrants for put shares should be classified as liabilities and measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. As a result, the fair value of these warrants was recorded as a derivative liability. Upon exercise of the put option, if Inova does not repurchase the shares within 30 days, the resulting liability with become a convertible note that is convertible into shares of Inova common stock.

The convertible note and warrant agreements both contain dilutive issuance clauses. Under these clauses, based on future issuances of Inova common stock or other convertible instruments, the conversion price of the note above can be adjusted downward or the Company can be required to issue additional warrants to Inova. During fiscal 2009, the Company issued 4,260 additional warrants to purchase Inova common stock.

During fiscal 2010, the Company adopted ASC 815-15 "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". As a result of the adoption, the conversion option above was reclassified from equity to a liability. See Note 9 below.

Note Modification

In December 2009, Inova modified the terms of its $250,000 note with Agile to extend the first principal payment date from December 2009 to December 2010. It also increased the original issue discount by $50,000 and reduced the conversion price to $0.0405 per share.

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

Conversions

On March 30, 2010 Agile converted $40,500 of its debt to 1,000,000 shares of Inova stock at an exercise price of $0.0405 per share.

During fiscal 2011, Inova issued 1,500,000 shares of common stock for the conversion of $60,750 of debt to Agile Opportunity Fund, LLC at a conversion price of $0.0405.

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

If Inova were required to pay the 2% penalty for not filing registration statements, the estimated penalty would be approximately $144,000. The lenders have historically granted waivers for these registration rights penalties and therefore management believes the likelihood of this payment to be remote.

Line of Credit with IBM Credit LLC:

Desert Communications, Inc. had a $2.5 million line of credit with IBM Credit LLC. This revolving line of credit had an interest rate of prime plus 2% and was secured by the assets of Desert. Payments are made based on a borrowing base calculation which determines availability. During the year ended April 30, 2010, Desert borrowed $726,217 and repaid $2,142,169 against this line. The outstanding balance on this line of credit was $0 as of April 30, 2010.

The $2.5 million line of credit Desert had with IBM Credit LLC has been paid off and replaced with a similar facility with GTF as described above in Note 4.

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

During fiscal 2011 Agile and Desert sellers were paid off and Boone's balance was paid down to $50,000.

Other significant debt transactions during the year ended April 30, 2010:

Trakkers Sellers Notes Modification

In October 2009, Inova modified the terms of its $1,528,089 note with Trakkers former owners to extend the first principal payment date from September 2009 to December 2010. The notes are now in default.

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

On March 7, 2011, Inova borrowed $103,500 from Asher in an 8% convertible note. The note is convertible 180 days from the issuance date into Inova common stock at a price equal to 61% of the average of the stock’s lowest three prices during the ten trading days prior to conversion. When the conversion option becomes effective, it will be classified as a liability due to there being no explicit limit to the number of shares to be issued under ASC 815-15. The note is due on December 8, 2011 and is unsecured.

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

During the year ended April 30, 2011 and 2010, Inova made the following cash repayments on its outstanding notes payable:

	2011	2010
Notes payable to Boone/Ascendiant/Agile	$210,000	$640,522
Line of credit from IBM	114,643	2,142,169
Notes payable to Desert/Trakkers/RightTag previous owners	450,000	122,713
Notes payable to other	131,610	380,283

Total cash paid	$906,253	$3,285,687

A summary of changes in notes payable for the years ended April 30, 2011 and 2010 is as follows:

	2011	2010
Beginning balance	$9,848,040	$6,360,729
Gross proceeds from the notes payable	103,500	2,572,705
Non-cash additions due to put note exercises	2,307,900	1,375,000
Less: repayments made on notes payable	(906,253)	(3,285,687)
Less: conversion	(60,750)
Add: paid in kind	183,401
Less: debt discount from warrants, original issue discounts and conversion options		(1,533,682)
Add: amortization of discount	128,900	4,358,975

Total notes payable	$11,604,900	$9,848,040

Notes payable consisted of the following as of April 30, 2011 and 2010:

		April 30, 2011			April 30, 2010
	Principal	Unamortized	Carrying	Principal	Unamortized	Carrying
Lender	Amount	Discount	Amount	Amount	Discount	Amount
Boone Lenders, LLC	$6,809,972	-	$6,809,972	$4,378,671	$(10,450)	$4,368,221
Ascendiant Opportunity Fund, LLC	1,153,930	-	1,153,930	1,153,930	-	1,153,930
Agile Opportunity Fund, LLC	198,750		198,750	409,500	(108,122)	301,378
IBM - Trakkers, LLC
Lease Facility Desert Communications, Inc.	218,278	(5,916)	212,362	332,921	(16,244)	316,677
Sellers	1,200,000	-	1,200,000	1,650,000	-	1,650,000
Trakkers, LLC Sellers	1,769,686	-	1,769,686	1,769,686	-	1,769,686
Southbase, LLC - Related Party	142,532	-	142,532	142,532	-	142,532
Other debt	117,506	-	117,506	145,616		145,616
Total	$11,610,654	(5,916)	$11,604,738	$9,982,856	(134,816)	$9,848,040

The following are the future minimum payments for the notes payable:

Year	Amount
2012	$11,462,206
2013	-
2014	-
2015	-
2016 and after	142,532

Total notes payable	11,604,738
Less: current maturities	(11,462,206)

Notes payable, net of current maturities	$142,532

NOTE 9 - DERIVATIVE LIABILITIES

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

Boone Convertible Put Exercise Note

As discussed in Note 9, Inova determined that the instruments embedded in the convertible put notes exercised by Boone during fiscal 2010 and 2011 should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The fair value of the embedded conversion option in the $1,000,000 convertible put note was determined to be $200,000 as of April 30, 2010 using a Monte Carlo simulation model. Because the number of shares to be issued upon settlement cannot be determined under this instrument, Inova cannot determine whether it will have sufficient authorized shares at a given date to settle any other of its share-settleable instruments. As a result of this, under ASC 815-15 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock” (formerly EITF 00-19), all other share-settleable instruments must be reclassified from equity to liabilities. Inova had two conversion options embedded in notes payable agreements (Ascendiant and Agile) and 1,528,140 warrants to purchase Inova common stock that were classified in equity as of the date that the Boone put note became convertible. The fair value of these instruments on that date was $614,945 and this value was reclassified to liabilities.

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

The fair value of the embedded conversion options in the $1,000,000, $1,515,900 and $792,000 convertible put notes was determined to be $730,068 as of April 30, 2011 using a Monte Carlo simulation model.

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

Because the number of shares to be issued upon settlement cannot be determined under these instruments, Inova cannot determine whether it will have sufficient authorized shares at a given date to settle any other of its share-settleable instruments. As a result of this, under ASC 815-15 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock” (formerly EITF 00-19), the conversion options noted above and all other share-settleable instruments are classified as liabilities. Inova has three conversion options embedded in notes payable agreements and 11,367,655 and 48,161,435 warrants at April 30, 2011 and 2010 to purchase Inova common stock that are classified as liabilities as a result of the provisions of the convertible put notes.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at April 30, 2009	5,108,480
Put Warrant Liability Additions	1,918,087
ASC 815-15 (EITF 07-05) Additions	420,162
Boone Convertible Put Note	200,000
ASC 815-15 (EITF 00-19) Additions	614,945
ASC 815-15 (EITF 07-05) Deletions	(680,779)
Change in fair value	(597,955)
Put warrants exercised	(1,375,000)
Balance at April 30, 2010	$5,607,940

ASC 815-15 (EITF 00-19) Additions	52,000
Change in fair value	(836,353)
Put exercise reclass to debt	(2,307,900)
Balance at April 30, 2011	$2,515,687

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

	Year Ended	Ended
Derivative loss related to put warrant liabilities	April 30, 2011	April 30, 2010
Excess of fair value of put warrant liabilities over note payable	$-	$905,267
Fair value of anti-dilution warrants at inception	-	212,320
Change in fair value	836,353	(597,954)
Total	$836,353	$519,633

Valuation Models

Inova values its warrant derivatives and simple conversion option derivatives using the Black-Scholes option-pricing model. Assumptions used include (1) 1.89% to 3.41% risk-free interest rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility 212% to 752%, (4) zero expected dividends (5) exercise prices as set forth in the agreements, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

Inova valued the conversion options and reset provisions under its convertible put exercise note with Boone using a Monte Carlo simulation model utilizing present value and various probabilities of events. Assumptions used include (1) 0.20 - 0.97% risk free rate, (2) conversion prices as set forth in the agreement, (3) expected Inova stock price volatility of 261-752%, (4) expected Desert and Trakkers stock price volatility of 25%, and (6) common stock price of the underlying share on the valuation date. Inova valued the note as a combination of the underlying debt payment and series of two options. Since the options are mutually exclusive, the Monte Carlo simulation was used to estimate when either of the options are exercisable. When both are exercisable Inova assumed that the more valuable of the two would be exercised.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Earn Outs:

As part of the Trakkers acquisition an earn-out of 5% annually of all revenues generated by Trakkers less than $2.5 million and 10% of any revenues greater than $2.5 million for 5 years was established.

As part of the Right Tag acquisition an earn-out was established: Gross Profit for Right Tag for the 12 months period (“Earn Out Period”) ending April 2008 x 100%, Gross Profit for Right Tag for the 12 months period ending April 2009 x 100%, Gross Profit for Right Tag for the 12 months period ending April 2010 x 40%, Gross Profit for Right Tag for the 12 month period ending April 2011 x 20%, and Gross Profit Right Tag for for the 12 month period April 2012 x 15%. Each payment will be comprised of 50% cash and 50% stock of Inova and will be paid 45 days after final date for calculation of the Earn Out for each Earn Out Period.

The amount payable under these earn outs as of April 30, 2011 and 2010 is $335,574 and $210,937, respectively.

Leases:

There is an office lease for Desert, effective May 2008 until August 2011. Rent is payable at $6,300 per month including tax. The lease has not been renewed to date and Desert plans to continue on a month-to-month basis.

There is an office lease for Trakkers, effective until April 2012. Rent is payable at $3,300 per month including tax.

Rent expense was $163,647 and $148,529 for fiscal 2011 and 2010, respectively. No real estate is owned by the Inova companies.

Litigation:

In May, 2010 Ascendiant filed suit for collection of the $833,906 principal and interest. The suit was stayed to New York and Inova and Desert have been dismissed. Ascendiant filed a new suit in a different California court for the same action; the suit is pending.

NOTE 11 – CAPITAL LEASES

Equipment leases:

Assets under capital leases, included in property and equipment, consisted of the following at April 30:

	2011	2010
Vehicle	$18,492	$33,638
Revenue-producing equipment	917,056	917,056
Less: accumulated depreciation	(531,774)	(346,051)

Net assets under capital leases	$403,774	$604,643

The following are the future minimum lease payments for the capital leases:

Year	Amount
2012	232,284

Total future minimum lease payments under capital leases	$232,284

NOTE 12 – PROFIT SHARING PLAN

A 401K plan was established in September 2008. Employer contributions are made each pay period and a total of $64,206 was contributed for the year ending April 30, 2010 and $151,889 for the year ending April 30, 2011.

NOTE 13 – INCOME TAX

Inova uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

At April 30, 2011, for federal income tax and alternative minimum tax reporting purposes, Inova had approximately $3,504,313 of unused net operating losses available for carry forward to future years. The benefit from carry-forward of such net operating losses will expire in various years through 2030. Under the provisions of Section 382 of the Internal Revenue Code, the benefit from utilization of approximately $2,563,000 of net operating losses incurred prior to June 2005 was significantly limited as a result of the change of control that occurred in connection with Inova’s acquisition of Web’s Biggest. The benefit could be subject to further limitations if significant future ownership changes occur in Inova.

At April 30, 2011, deferred tax assets consisted of the following:

	United
	States	Canada	Total
NOL at April 30, 2011	$4,900,000	$89,000	$4,989,000
Estimated tax rate	35%	20%	N/A

Deferred tax assets	1,715,000	18,000	1,733,000
Valuation allowance	(1,715,000)	(18,000)	(1,733,000)

Net deferred tax assets	$-	$-	$-

At April 30, 2010, deferred tax assets consisted of the following:

	United
	States	Canada	Total
NOL at April 30, 2010	$3,471,000	$33,000	$3,504,000
Estimated tax rate	35%	20%	N/A

Deferred tax assets	1,215,000	7,000	1,222,000
Valuation allowance	(1,215,000)	(7,000)	(1,222,000)

Net deferred tax assets	$-	$-	$-

There are no federal income taxes payable in 2011 or 2010 as a result of the operating losses recorded during those years. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets, and, accordingly, has not booked an income tax benefit as of April 30, 2011 and 2010. All losses incurred can be carried forward for seven years for Canadian income tax purposes and twenty years for United States income tax purposes.

NOTE 14 – COMMON STOCK

During fiscal 2010:

100,000 shares of common stock valued at $8,125 were issued to third parties as payment on commissions on notes payable.

650,000 shares of common stock valued at $65,000 were issued to a third party as payment for investor relation services.

423,000 shares of common stock valued at $45,649 were issued to the former owners of RightTag, Inc. as payments of earn-outs in accordance with the original purchase agreement. These earn-outs were included in accrued liabilities as of April 30, 2009.

1,000,000 shares of common stock valued at $40,500 were issued to Agile for conversion of outstanding note principal. (see Note 8)

1,762,960 shares of common stock were purchased by Advisors, LLC for $95,000. In addition, 890,760 shares valued at $46,765 were issued to Advisors, LLC in lieu of consulting fees.

2,500,000 shares of common stock valued at $130,000 were issued to Southbase, International for payment of consulting fees.

During fiscal 2011:

2,248,649 shares of common stock with a fair value of $96,000 were issued to Advisors, LLC for services rendered. Advisors, LLC is controlled by a director of the Company. The fair value of the stock was recorded to expense.

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

Inova issued 1,500,000 shares of common stock for the conversion of $60,750 of debt to Agile Opportunity Fund, LLC.

NOTE 15 – REDEEMABLE PREFERRED STOCK & NON-CONTROLLING INTEREST

Series A Preferred Stock

Inova has authorized an undesignated amount of Series A preferred shares. Each Series A preferred share is convertible into common stock at the rate of 1 to 0.06. There were no shares of Series A preferred stock issued as of April 30, 2011 and 2010.

Series B Convertible Preferred Stock

Inova has authorized 5,000 non-restricted Series B preferred shares to be issued for each acquisition with more than $40 million in sales or $10 million in EBITDA and 5,000 non-restricted Series B preferred shares authorized to be issued for each acquisition with less than $40 million in sales. Each Series B preferred share is convertible into common stock at the rate of 1 to 100. There were no shares of Series B preferred stock issued as of April 30, 2011 and 2010.

Series B Redeemable Preferred Stock

On September 1, 2008, 1,500,000 shares of redeemable preferred stock were issued in conjunction with the purchase of Trakkers and Tesselon. This is redeemable Series B, non-voting preferred, which has a dissolution value of $1 per share. The agreement was amended on December 18, 2008 and again in July 2009. The original and first amended preferred stock agreements were determined to have errors and did not represent the intent of both parties causing both to be amended. Inova must determine the method of redemption of the preferred stock any time over the one year period from issuance and when redeemed Inova may choose from the following 3 redemption options: 1) $1,500,000 payment of cash 2) Issuance of 375,000 common shares 3) Transfer of 10% of the Trakkers/Tesselon companies. Option 2) requires the company to issue the 375,000 common shares in three annual installments of 125,000 common shares each beginning no later than October 31, 2010. If elected, options 1) and 3) are due on the third anniversary of the issuance of the preferred stock. During 2009, the company originally anticipated that it would select option 2 and therefore classified the fair value of the preferred stock as a component of stockholders’ equity as of April 30, 2009. Management later determined it is best for the company to elect option 3) and therefore will settle the instrument by issuing 10% ownership of Trakkers LLC on the third anniversary of the agreement. Because the one year period from the original issuance of the preferred stock has passed, the Company can no longer change the method of redemption. At inception of the instrument, the company determined the fair value of the preferred stock was $1,307,506. Because the instrument will now be settled with subsidiary stock, Inova has classified the instrument as non-controlling interest in the consolidated balance sheet as of April 30, 2011 and 2010 in accordance with ASC 810-10-45-17A and ASC 815-40-15-5C (formerly EITF 08-08) “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary”.

NOTE 16 – WARRANTS

Fiscal 2010

During the year ended April 30, 2010, in connection with financing arrangements with its lenders, Inova granted warrants to purchase 14,634,620 shares of Inova’s common stock, warrants to purchase 70.96 shares of Desert Communications, Inc. common stock, and warrants to purchase 13.5% of Trakkers, LLC. (See Note 8) Each warrant can be exercised for a total of $100 for an aggregate exercise price of $1,200 for all warrant shares. All warrants vest immediately and have contractual terms ranging from 5-7 years. All of the warrants issued prior to July 31, 2009 contained anti-dilution provisions that may result in the issuance of additional warrants. Under the provision, if Inova sells or issues common stock or an option to purchase common stock at a price that reflects an equity valuation of Inova of less than $10,000,000 (a “dilutive issuance”), the holder is entitled to receive additional warrants so that the warrant is exercisable into the same percentage of common stock as was outstanding immediately prior to the dilutive issuance.

During the year ended April 30, 2010, an additional 2,123,200 warrants to purchase Inova common stock were issued to various lenders under the anti-dilution provision above. The anti-dilution warrants have the same terms as the original instruments, mainly an exercise price of $100 for all warrant shares and contractual terms ranging from 5-7 years. On July 31, 2009, the warrant agreements were amended to remove the anti-dilution provisions. See Note 9.

The warrant shares are subject to various put option agreements whereby for various periods ranging from April 2010 to February 2014, the lenders can require Inova to repurchase the warrant shares for $534,900. Under ASC 815-40 “Put Warrants”, warrants for put shares should be classified as liabilities and measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. As a result, the fair value of these warrants was recorded as a derivative liability. Upon exercise of the put option, if Inova does not repurchase the shares within 30 days, the resulting liability with become a convertible note. See Note 9. The exercise period for these put options was accelerated to April 1, 2010 as a result of the debt restructuring described in Note 8.

On March 22, 2010 Boone exercised warrants to purchase 5,768,300 shares of Inova common stock and 31.59 shares of Desert common stock. Contemporaneously, Boone exercised the related put options, requiring Inova to repurchase the warrant shares from Boone for $1,000,000. See Notes 8 and 9.

On April 8, 2010, Ascendiant exercised warrants to purchase 2,448,905 shares of Inova common stock. Contemporaneously, Ascendiant exercised the related put options, requiring Inova to repurchase the warrant shares from Boone for $375,000. See Notes 8 and 9.

Fiscal 2011

During the quarter ended July 31, 2010, Boone exercised warrants to purchase 30,111,440 shares of Inova common stock and 130.90 shares of Desert common stock. Contemporaneously, Boone exercised the related put options, requiring Inova to repurchase the warrants shares from Boone for $1,515,900. Under the put option agreement, if Inova fails to repurchase the warrant shares from Boone, the put option liability will become a convertible note. Inova did not repurchase the warrant shares and accordingly, the put option became a convertible note during the quarter ended July 31, 2010. See Note 8.

During the quarter ended October 31, 2010, Boone exercised warrants to purchase 7,682,340 shares of Inova common stock and 19.44% of Trakkers common stock. Contemporaneously, Boone exercised the related put options, requiring Inova to repurchase the warrants shares from Boone for $792,000. Under the put option agreement, if Inova fails to repurchase the warrant shares from Boone, the put option liability will become a convertible note. Inova did not repurchase the warrant shares and accordingly, the put option became a convertible note in November 2010. See Note 8.

Inova issued 1,000,000 warrants to a public relations firm with a fair value of $56,500 that were fully vested and non-forfeitable on the date of grant. The fair value of these warrants was reclassified to derivative liabilities at $52,000 due to provisions in certain convertible note agreements (described in Note 9) that cause all share-settable instruments issued by Inova to be classified as liabilities.

The following tables summarize common stock warrants outstanding by entity:

				Weighted
		Weighted		average
		average	Aggregate	remaining
		exercise	intrinsic	contractual
Warrants to purchase Inova common stock	Warrants	price	value	life (years)
Outstanding at April 30, 2008	12,575,100	$0.31	$1,817,116	3.85
Granted	28,095,720	0.00
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at April 30, 2009	40,670,820	$0.10	$2,472,218	3.90
Granted	16,757,820	0.00
Exercised	(8,217,205)	0.00
Forfeited	-	-
Expired	(1,050,000)	.07
Outstanding at April 30, 2010	48,161,435	$0.05	$2,720,778	4.11
Granted	1,000,000	0.18
Exercised	(37,793,780)	.00
Forfeited	-	-
Expired
Outstanding at April 30, 2011	11,367,655	$0.03	$676,196	2.56

					Weighted
		Weighted			average
		average		Aggregate	remaining
		exercise		intrinsic	contractual
Warrants to purchase Desert common stock	Warrants	price		value	life (years)
Outstanding at April 30, 2008	-	$-		$-	0.00
Granted	91.53	0.00
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at April 30, 2009	91.53	$-		$992,060	4.57
Granted	70.96	0.00
Exercised	(31.59)	0.00
Forfeited	-	-
Expired	-	-
Outstanding at April 30, 2010	130.90	$0.00		$1,072,842	5.10
Granted		0.00
Exercised	(130.90)	0.00
Forfeited	-	-
Expired	-	-
Outstanding at April 30, 2011	0	$0.00	$		0

					Weighted
		Weighted			average
		average		Aggregate	remaining
		exercise		intrinsic	contractual
Warrants to purchase Trakkers common stock	Warrants	price		value	life (years)
Outstanding at April 30, 2008	-	$-	$	- $	0.00
Granted	19.44%	0.00
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at April 30, 2009	19.44%	$-		$998,491	4.35
Granted	13.50%	0.00
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at April 30, 2010	32.94%	$-		$1,082,932	3.69
Granted	%	0.00
Exercised	19.44	-
Forfeited	-	-
Expired	-	-
Outstanding at April 30, 2011	13.50%	$-		$10,606	3.18

NOTE 17 – MAJOR CUSTOMERS AND MAJOR VENDORS

During fiscal 2011 and 2010, revenues generated from three customers were approximately 43% and 34% of total revenues. These revenues were generated by Desert from its customers in network solution contracts.

During fiscal 2011 and 2010, purchases from four vendors totaled approximately 63% and 50% of total purchases. These purchases were made by Desert.

NOTE 18 – SEGMENT INFORMATION

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

For the year ended April 30, 2010:

	RFID	Edgetech	DCI	Corporate	Total
Revenues	2,042,798	370,031	18,524,107	95,843	21,032,779

Cost of revenues	(650,988)	(162,826)	(13,378,515)	(148,230)	(14,340,559)

Gross profit	1,391,810	207,205	5,145,592	(52,387)	6,692,220

Operating costs	(1,890,622)	104,478	(3,347,101)	(2,918,283)	(8,051,528)

Operating income	(498,812)	311,683	1,798,491	(2,970,670)	(1,359,308)

Interest expense	(712,842)	(46,240)	(270,538)	(4,674,597)	(5,704,217)

Interest income	-	-	307	-	307

Other income	179	-	-	-	179

Net income (loss)	(1,211,475)	265,443	1,528,260	(7,645,267)	(7,063,039)

Total assets	5,325,941	67,414	3,700,793	3,366,408	12,460,556

For the year ended April 30, 2011:

	RFID	DCI	Corporate	Total
Revenues	2,041,870	20,079,919	-	22,121,789

Cost of revenues	(635,206)	(14,610,207)	-	(15,245,413)

Gross profit	1,406,664	5,469,712	-	6,876,376

Operating costs	(3,910,601)	(3,957,810)	(72,790)	(7,941,201)

Operating income	(2,503,937)	1,511,902	(72,790)	(1,064,825)

Interest expense	(656,936)	(418,978)	(1,234,358)	(2,310,272)

Other income	-	24,720	-	-

Net income (loss)	(3,160,873)	1,117,644	(1,307,148)	(3,350,377)

Total assets	2,114,081	2,639,220	3,406,696	8,159,997

NOTE 19 – SUBSEQUENT EVENTS

On June 20, 2011, the Agile note from 2008 was amended to allow the principal to be converted to stock at the rate of $0.03 per share.

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

In assessing the effectiveness of our internal control over financial reporting, management identified the following material weakness in internal control over financial reporting as of April 30, 2011:

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

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers as of the date of this Report are as follows:

Name	Age	Position
Adam Radly	42	Chief Executive Officer, President, Treasurer
Paul Aunger	52	Secretary, Director
Bob Bates	42	Chief Financial Officer
Alex Lightman	48	Director

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

Mr. Alex Lightman, Director

Mr. Alex Lightman has been a director since August 2008. He was the founding CEO and Chairman of IPv6 Summit, Inc., a leading organizer of international IPv6 events and consultants to government and industry on IPv6 applications, training, and promotion. Mr. Lightman has nearly 20 years of high technology management experience and, in addition, has experience in politics (including work for US Senator), consulting, the oil drilling industry, and the renewable energy industry. Mr. Lightman is the author of Brave New Unwired World (Wiley, 2002) and a 1983 graduate of the Massachusetts Institute of Technology. He has attended graduate school at the Kennedy School of Government (Harvard University) and the University of Phoenix.

Director Independence

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

Item 11. Executive Compensation.

The following describes the cash and stock compensation paid to our directors and officers during the two past fiscal years. Our fiscal year ends on April 30. As a result, our most recent fiscal year ended April 30, 2011, and is referred to below as 2011. The previous fiscal year ended April 30, 2010 and is referred to as 2010 below.

SUMMARY COMPENSATION TABLE

Name and principal		Management fee	Stock
position	Year	($)	Awards ($)	Total ($)
Adam Radly, Chairman and CEO	2011		-0-	0,000
Adam Radly, Chairman and CEO	2010	0	-0-	0,000
Paul Aunger, Secretary and Director	2011	0	48,000	48,000
Paul Aunger, Secretary and Director	2010	28,000	48,000	76,000
Bob Bates, CFO (HP Accounting)	2011	120,000	-0-	120,000
Bob Bates, CFO (HP Accounting)	2010	120,000	-0-	120,000
Jeff Mandelbaum, Director	2010	12,000	-0-	12,000
Alex Lightman, Director	2011	12,000	-0-	12,000
Alex Lightman, Director	2010	12,000	-0-	12,000

Other related party information:

We are not a party to an employment agreement with Mr Radly. Mr Radly has agreed to provide his services at no cost to the Company. Companies in which Mr Radly has an interest (and therefore are defined as “related” to Mr Radly) do provide additional services to the Company that do not include his services as CEO of Inova. The total amount earned by these entities in the most recent fiscal years (the 12 months ending April 2010 and 2011) was $240,000, per the management fee agreement. These payments are reflected in the executive compensation for Mr. Radly in our filings because he has disclosed that he has an interest in these companies.

The Company accrues professional fees of $1,000 to Advisors LLC, a company related to Paul Aunger, a director of the company. The management fees payable for work provided by Mr Radly and Mr Aunger are paid to various companies related to them and not paid to them personally. The amounts in the table above represent the total compensation paid in relation to work provided by Mr Radly and Mr Aunger and staff of their entities.

Our executive officers do not have written employment agreements with the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table describes the equity compensation available to our management.

Equity Compensation Plan Information
Number of securities
remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))

Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	1,125,000	(1)
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	1,125,000	(1)

(1) Includes 5,000 non-restricted Class B preferred shares authorized to be issued for each acquisition with more than $40 million in sales or $10 million in EBITDA and 5,000 non-restricted Class B preferred shares authorized to be issued for each acquisition with less than $40 million in sales. Each Class B preferred share is convertible into common stock at the rate of 1 to 100.

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of April 30, 2011 by each person known by us to beneficially own 5% or more of our outstanding common stock; each of our directors; each of the Named Executive Officers; and all of our directors and Named Executive Officers as a group.

In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or debentures held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of April 30, 2011 are deemed outstanding.

Percentage of beneficial ownership is based upon 62,273,289 shares of common stock outstanding at April 30, 2011. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

	Number of Shares Beneficially
Name and Address of Beneficial Owner (1)	Owned	Percent of Class
Adam Radly - CEO and related entities	28,756,440 Common Stock, $0.001 Par Value	46%

Paul Aunger-Secretary and related entities	22,171,189	36%

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

Item 14. Principal Accountant Fees and Services

AUDIT FEES

Our fees for fiscal 2010 and 2011 totaled $70,000 and $70,000 respectively.

AUDIT-RELATED FEES

Our fees for fiscal 2010 and 2011 totaled $45,000 and $50,000, respectively.

TAX FEES

There were no tax fees paid to our principal accountants in the last two fiscal years.

ALL OTHER FEES

Our fees for fiscal 2010 and 2011 totaled $0 and $0 respectively.

None of the above fees were subject to audit committee pre-approval requirements.

PART IV.

Item 15. Exhibits

(A) Exhibits

Exhibit	Description
Number
31.1	Certification of the Chief Executive Officer required by Rule 13a - 14(a) or Rule 15d - 14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a - 14(a) or Rule 15d - 14(a)
32.1	Certification of the Chief Executive Officer required by Rule 13a - 14(b) or Rule 15d - 14(b) and 18 U.S.C. 1350
32.2	Certification of the Chief Financial Officer required by Rule 13a - 14(b) or Rule 15d - 14(b) and 18 U.S.C. 1350
99.1	Certificate Pursuant to NRS 78.209 of Amendment of Articles of Incorporation

SIGNATURES

INOVA TECHNOLOGY INC.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INOVA TECHNOLOGY, INC.

By: /s/ Adam Radly
Adam Radly, Chief Executive Officer
Date: August 9, 2011

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Name and Title	Date

/s/ Adam Radly	Adam Radly
	Chairman and CEO	August 9, 2011

/s/ Bob Bates	Bob Bates
	CFO	August 9, 2011

/s/ Paul Aunger	Paul Aunger
	Secretary and Director	August 9, 2011