Form 10-Q
period 2011-07-31
Inova Technology Inc.
filed 2011-09-19
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

[   ] Yes       [ X ] No

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of September 12, 2011: 62,273,289

Inova Technology Inc.

Form 10-Q

Item 1. Financial Statements

INOVA TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2011	April 30, 2011

ASSETS

Current assets
Cash	$395,226	$396,140
Accounts receivable	98,320	184,789
Contract receivables, net of allowance of $21,746 and $21,822	632,056	782,286
Credit facility receivable	1,293,931	1,230,596
Inventory	107,311	100,471
Costs in excess of billing and estimated earnings	158,221	229,039
Prepaid and other current assets	27,651	31,165

Total current assets	2,712,716	2,954,486

Fixed assets, net	130,249	149,104
Revenue earning equipment, net	783,272	892,690
Goodwill, net	4,157,596	4,157,596
Other Assets	3,481	6,121

Total assets	$7,787,314	$8,159,997

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$809,064	$950,149
Accrued liabilities	3,297,575	2,861,923
Deferred income	393,703	442,669
Derivative liabilities	1,915,722	2,515,687
Notes payable - related parties	1,200,000	1,200,000
Notes payable	10,301,230	10,262,206
Total current liabilities	17,917,294	18,232,634

Notes payable - net of current maturities	-	-
Notes payable - related parties, net of current maturities	142,532	142,532

Total liabilities	18,059,826	18,375,166

Stockholders' deficit
Convertible preferred stock, $0.001 par value; 25,000,000 shares authorized; 1,500,000 shares issued and outstanding (As of
April 30, 2011 and 2010, shares are included in non-controlling interest)	-	-
Common stock, $0.001 par value; 150,000,000 shares
authorized; 62,263,909 and 61,263,909 shares issued and outstanding	62,264	61,264
Additional paid-in capital	4,971,777	4,937,526
Non-controlling interest	1,307,506	1,307,506
Accumulated deficit	(16,614,059)	(16,521,465)

Total stockholders' deficit	(10,272,512)	(10,215,169)

Total liabilities and stockholders' deficit	$7,787,314	$8,159,997

See summary of accounting policies and notes to unaudited consolidated financial statements.

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended July 31, 2011 and 2010
(Unaudited)

	2011	2010

Revenues	$5,048,112	$7,868,228

Cost of revenues	(3,552,265)	(5,727,849)
Selling, general and administrative	(1,575,910)	(1,366,532)
Depreciation expense	(18,855)	(234,158)

Operating loss	(98,918)	539,689

Other income (expense):
Gain on derivative liabilities	690,883	2,335,394
Other income	4,787	-
Gain on debt extinguishment	87,582	-
Interest expense	(776,928)	(697,703)

Net loss	$(92,594)	$2,177,380

Net income (loss) per share
Basic	$(0.00)	$0.04
Diluted	$(0.00)	$0.01
Weighted average common shares outstanding
Basic	61,633,872	49,241,200
Diluted	61,633,872	146,189,860

See summary of accounting policies and notes to consolidated financial statements.

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended July 31, 2011 and 2010
(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(92,594)	$2,177,380
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	128,273	88,370
Amortization expense - loan discounts and deferred financing costs	178,500	22,789
Amortization expense - intangible	-	127,172
Paid-in kind interest	18,088	88,205
Gain on debt extinguishment	(87,582)	-
Gain on derivative liabilities	(690,883)	(2,335,394)
Changes in operating assets and liabilities:
Account and contract receivables	236,699	1,261,823
Credit facility receivable	(63,335)	(966,214)
Inventory	(6,840)	10,870
Costs in excess of billing and estimated earnings	70,818	171,009
Prepaid expenses and other current assets	3,514	(15,982)
Other assets	2,640	35,862
Accounts payable and accrued expenses	294,567	(560,206)
Deferred revenues	(48,966)	54,255
Net cash provided by (used in) operating activities	(57,101)	159,939

CASH FLOW INVESTING ACTIVITIES
Purchase of fixed assets	-	(11,746)
Net cash used in investing activities	-	(11,746)

CASH FLOW FINANCING ACTIVITIES
Proceeds from notes payable	82,500	(47,968)
Proceeds from sale of common stock	10,000	-
Principal payments on debt	(36,313)	-
Net cash used in financing activities	56,187	(47,968)

NET CHANGE IN CASH	(914)	100,225
CASH AT BEGINNING OF YEAR	396,140	336,746
CASH AT END OF YEAR	$395,226	$436,971

SUPPLEMENTAL INFORMATION:
Interest paid	$42,383	$180,843
Income taxes paid	$21,361	$30,000

NON-CASH INVESTINGAND FINANCING ACTIVITIES:
Common stock issued for conversion of debt	$25,251	$-
Reclassification of derivative liabilities to notes payable	-	1,515,900
Discount on notes payable from derivative liabilities	178,500	-

See summary of accounting policies and notes to unaudited consolidated financial statements.

INOVA TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 –BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Inova Technology, Inc. (“we”, “our”, “Inova” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in Inova’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

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

As of July 31, 2011, Inova measured its derivative liabilities using Level 3 inputs as defined by ASC 820 with a total fair value of $1,915,722.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, we have an accumulated deficit and negative working capital and are in default on the majority of our notes payable as of July 31, 2011. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future. Management is trying to raise additional capital through sales of stock and refinancing debt.

NOTE 3 – RELATED PARTY TRANSACTIONS

Note Payable to Southbase, LLC

Loans payable from Southbase, LLC consists of advances from existing shareholders. These notes are unsecured, bear interest at 7%, and are due in May 21, 2017. The amount due to Southbase, LLC, a company related to Adam Radly, was $142,532 as of July 31, 2011.

Desert Sellers

Seller notes with a balance of $1,200,000 relate to the Desert Communications, Inc. (“Desert”) purchase in December of 2007. They have interest rates of 18%, are secured by all of the common stock of Desert Communications, Inc. and were due in December of 2010. The notes are now in default.

NOTE 4 - DERIVATIVE LIABILITIES

ASC 815-40 Put Warrant Liabilities

Under ASC 815-40 “Put Warrants”, warrants for put shares should be classified as liabilities and measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. As a result, the fair value of the warrants granted to Inova’s debt holders in prior years were recorded as derivative liabilities at inception. These liabilities are subsequently measured at fair value at the end of each reporting period with the changes recorded to earnings. As of July 31, 2011, Inova had $279,738 of derivative liabilities as a result of these provisions.

ASC 815-15 Conversion Option and Warrant Liabilities

During fiscal 2010, Inova determined that the instruments embedded in a convertible put note exercised by one of Inova’s lenders should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

Because the number of shares to be issued upon settlement cannot be determined under these instruments, Inova cannot determine whether it will have sufficient authorized shares at a given date to settle any other of its share-settleable instruments. As a result of this, under ASC 815-15 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock” (formerly EITF 00-19), the conversion options noted above and all other share-settleable instruments are classified as liabilities. Inova has three conversion options embedded in notes payable agreements and 11,367,655 warrants to purchase Inova common stock that are classified as liabilities as a result of the provisions of the convertible put notes. As of July 31, 2011, Inova had $1,635,984 of derivative liabilities as a result of these provisions.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at April 30, 2011	$2,515,687
Extinguishment of derivative liabilities (see Note 8)	(255,368)
Addition of derivative liabilities (see Note 8)	346,286
Change in fair value	(690,883)
Balance at July 31, 2011	$1,915,722

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

NOTE 5 –SEGMENT INFORMATION

Inova has three reportable segments, one providing management support to the other subsidiaries (Edgetech Services, Inc.), one providing network solutions (Desert Communications, Inc.) and one which manufactures standards compliant and durable RFID (Radio Frequency Identification) equipment (Trakkers, LLC & RightTag, Inc). Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance.

The following table presents three month segment information:

	Trakkers,	Desert
	LLC &	Communications,
	RightTag,	Inc.	Corporate	Total
	Inc.
Revenues	$357,469	4,690,643	-	5,048,112
Net income (loss)	(226,814)	167,302	(33,082)	(92,594)
Total assets	1,866,280	2,552,310	3,368,724	7,787,314

NOTE 6 – WARRANTS

The following tables summarize common stock warrants outstanding by entity:

Weighted
average
		Weighted		remaining
Warrants to purchase Inova common		average	Aggregate	contractual
stock	Warrants	exercise price	intrinsic value	life (years)
Outstanding at Apil 30, 2011	11,367,655	$0.03	676,196	2.56

Granted	-	-

Exercised	-	-

Forfeited	-	-

Expired	-	-
Outstanding at July 31, 2011	11,367,655	$0.03	$545,233	2.31

Weighted
average
		Weighted		remaining
Warrants to purchase Trakkers		average	Aggregate	contractual
common stock	Warrants	exercise price	intrinsic value	life (years)
Outstanding at April 30, 2011	13.50	$-	$10,606	3.18

Granted	-	-

Exercised	-	-

Forfeited	-	-

Expired	-	-

Outstanding at July 31, 2011	13.50	$-	$10,606	2.93

All warrants above were exercisable as of July 31, 2011.

NOTE 7 – COMMON STOCK

During the three months ended July 31, 2011, Inova issued 666,667 shares of common stock for the conversion of $25,251 of debt and sold 333,333 shares of common stock for $10,000.

NOTE 8 – DEBT

The following table summarizes outstanding debt as of July 31, 2011 and April 30, 2011:

		July 31,	April 30,
		2011	2011
		Carrying	Carrying
Lender		Amount	Amount
Boone Lenders, LLC	$	$ 6,828,060	$6,809,972
Ascendiant Opportunity Fund, LLC		1,153,930	1,153,930
Agile Opportunity Fund, LLC		173,499	198,750
IBM - Trakkers, LLC
Lease Facility		177,215	212,362
Desert Communications, Inc. Sellers		1,200,000	1,200,000
Trakkers, LLC Sellers		1,769,686	1,769,686
Southbase, LLC - Related Party		142,532	142,532
Asher Enterprises, Inc.		186,000	103,500
Other debt		12,840	14,006
Total		$11,643,762	$11,604,738

Of the total outstanding debt, $11,125,175 was in default as of July 31, 2011. Principal owed to Boone Lenders, LLC (“Boone”) increased due to the paid-in kind interest described below.

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

For the three months ended July 31, 2011, a total of $18,088 of interest was recognized and recorded to the principal balance of loans from Boone.

On June 20, 2011, the Agile Opportunity Fund, LLC (“Agile”) note from 2008 was amended to allow the principal to be converted to stock at the rate of $0.03 per share (previously convertible at $0.0405 per share). Inova evaluated the amendment under ASC 470-60 “Troubled Debt Restructurings”. Because the investors did not grant a concession on this outstanding loan, the transaction was not accounted for as troubled debt restructuring. Consequently, Inova evaluated these transactions under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial. Because the change in fair value of the conversion option was greater than 10% of the carrying value of the note, the debt modification was determined to be substantial and accordingly the debt was extinguished.. As a result, the Company extinguished the related derivative liability associated with the conversion option with a fair value of $255,368 on the amendment date and recorded a new derivative liability with a fair value of $346,286 on the same date. (See Note 4) The Company recognized a full discount of $178,500 on the date of the amendment against the related note. Because the note was already in default, the Company immediately amortized this discount to interest expense. In addition, the Company recognized a gain on debt extinguishment of $87,582 as a result of this transaction.

During the three months ended July 31, 2011, Inova issued 666,667 shares of common stock for the conversion of $25,251 of Agile debt.

In May and July, Inova borrowed $82,500 from Asher Enterprises, Inc. (“Asher”) in an 8% convertible note. The note is convertible 180 days from the issuance date into Inova common stock at a price equal to 61% of the average of the stock’s lowest three prices during the ten trading days prior to conversion. When the conversion option becomes effective, it will be classified as a liability due to there being no explicit limit to the number of shares to be issued under ASC 815-15. The notes are due in November and January, 2012 and are unsecured.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JULY 31, 2011

Net revenues decreased from $7,868,228 in the three-month period ending July 31, 2010 to $5,048,112 for the three-month period ending July 31, 2011. The decrease in revenue is due to changes in the timing of various projects in Desert.

Cost of sales decreased from $5,727,849 in the three-month period ending July 31, 2010 to $3,552,265 for the three-month period ending July 31, 2011. The decrease is a result of the revenue decrease described above.

Operating expenses increased from $1,366,532 for the three months ending July 31, 2010 to $1,575,910 for the same period in 2011. This was mainly due to the increase in bonus and professional fee expense.

Net income decreased from $2,177,380 for the three months ending July 31, 2010 to a net loss of ($150,094) for the same period in 2011. This is due to a non-cash derivative gain of $2,335,394 for the three months ended July 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations for the nine month period ended July 31, 2011 was $57,101 as compared to cash provided by operations of $159,939 for the three months ended July 31, 2010. Cash used in investing activities for the three month period ended July 31, 2011 was $0, as compared to $11,746 for the three months ended July 31, 2010. Cash provided by financing activities for the period ended July 31, 2011 was $56,187, as compared to $47,968 used in financing activities for the three months ended July 31, 2010.

Our operating activities for the three months ended July 31, 2011, have generated adequate cash to meet our operating needs. As of July 31, 2011, we had cash and cash equivalents totaling $395,226, and receivables of $2,024,307.

As of the date of the filing the Company is attempting to restructure its debt with Boone and some other creditors. If successful there would be a significant decrease in the current portion of debt outstanding, interest rate reductions and extended maturity dates. If unsuccessful, we will continue to be in default on these loans and incur additional interest expense.

EBITDA

EBITDA for the 3 month period is $206,170. EBITDA is Earnings before interest, tax, depreciation and amortization:

EBITDA	31-July-11
Net income	(92,594)
Interest	776,928
Extinguishment gain	(85,944)
Derivative gain	(690,883)
Loss on transfer of financial assets and liabilities	149,029
Tax	21,361
Depreciation/Amortization	128,273
EBITDA	206,170

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

Dated: September 19, 2011	By:	/s/ Adam Radly
Adam Radly
Chief Executive Officer

Dated: September 19, 2011	By:	/s/ Bob Bates
Bob Bates
Chief Financial Officer