Form 10-Q/A
period 2011-07-31
Inova Technology Inc.
filed 2011-10-18
CIK 1088211

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 31, 2011 (the “10-Q”), is to refile a corrected version of Exhibit 31.1 and Exhibit 31.2. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

PART II

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Other Information

None

Item 5. Exhibits

(A) Exhibits

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a - 14(a) or Rule 15d - 14(a)*
31.2	Certification of the Chief Financial Officer required by Rule 13a - 14(a) or Rule 15d - 14(a)*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002**

* Filed with this Form 10-Q/A for Inova Technology Inc

** These exhibits were previously included in Inova Technology Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2011, filed with the Securities and Exchange Commission on September 19, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 17, 2011	By:	/s/ Adam Radly
Adam Radly
Chief Executive Officer

Dated: October 17, 2011	By:	/s/ Bob Bates
Bob Bates
Chief Financial Officer