Form 10-Q
period 2011-10-31
Inova Technology Inc.
filed 2011-12-20
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ______________to _____________

Commission file number 000-27397

INOVA TECHNOLOGY INC.
(Exact name of small business issuer in its charter)

Nevada	98-0204280
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

2300 W. Sahara Ave. Suite 800 Las Vegas, NV
(Address of principal executive offices)

89102	(800) 757-9808
(Postal Code)	(Issuer's telephone number)

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

[   ] Yes   [ X ] No

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of November 30, 2011: 64,267,378

Inova Technology Inc.

Form 10-Q

INOVA TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2011	April 30, 2011

ASSETS

Current assets
Cash	$ 655,681	$ 396,140
Accounts receivables	139,730	184,789
Contract receivables, net of allowance of $21,746 and $21,822, respectively	302,538	782,286
Credit facility receivable	1,531,304	1,230,596
Inventory	106,939	100,471
Costs in excess of billing and estimated earnings	219,412	229,039
Prepaid and other current assets	9,217	31,165

Total current assets	2,964,821	2,954,486

Fixed assets, net	147,557	149,104
Revenue earning equipment, net	630,335	892,690
Goodwill, net	4,157,596	4,157,596
Other assets	-	6,121

Total assets	$ 7,900,309	$ 8,159,997

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 590,018	$ 950,149
Accrued liabilities	3,908,236	2,861,923
Deferred income	540,927	442,669
Derivative liabilities	1,194,887	2,515,687
Notes payable - related parties	1,200,000	1,200,000
Notes payable	10,276,992	10,262,206
Total current liabilities	17,711,060	18,232,634

Notes payable - related parties, net of current maturities	142,532	142,532

Total liabilities	17,853,592	18,375,166

Stockholders' deficit
Convertible preferred stock, $0.001 par value; 25,000,000 shares authorized; 1,500,000 shares issued and outstanding (The cost of the
shares are included in non-controlling interest)	-	-
Common stock, $0.001 par value; 150,000,000 shares
authorized; 64,257,998 and 62,263,909 shares issued and outstanding	64,258	61,264
Additional paid-in capital	5,025,783	4,937,526
Accumulated deficit	(16,350,830)	(16,521,465)
Total Inova Technology, Inc. stockholders' deficit	(11,260,789)	(11,522,675)
Non-controlling interest	1,307,506	1,307,506
Total stockholders' deficit	(9,953,283)	(10,215,169)

Total liabilities and stockholders' deficit	$ 7,900,309	$ 8,159,997

See summary of accounting policies and notes to unaudited consolidated financial statements

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended October 31, 2011 and 2010
(Unaudited)

	2011	2010

Revenues	$ 5,658,150	$ 4,805,677

Cost of revenues	(4,301,072)	(2,700,907)
Selling, general and administrative	(1,083,783)	(2,102,165)
Depreciation and amortization expense	(26,211)	(21,938)

Operating income (loss)	247,084	(19,333)

Other income (expense):
Gain (Loss) on derivative liabilities	824,336	51,562
Other income	6,210	-
Interest expense	(814,401)	(412,197)

Net income (loss)	$ 263,229	$ (379,968)

Net income (loss) per share
Basic	$ 0.00	$ (0.01)
Diluted	$ (0.00)	$ (0.01)
Weighted average common shares outstanding
Basic	62,942,954	57,820,711
Diluted	314,902,950	57,820,711

See summary of accounting policies and notes to unaudited consolidated financial statements

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the six months ended October 31, 2011 and 2010
(Unaudited)

	2011	2010

Revenues	$ 10,706,262	$ 12,673,905

Cost of revenues	(7,853,337)	(8,428,756)
Selling, general and administrative	(2,659,693)	(3,468,697)
Depreciation and amortization expense	(45,066)	(256,096)

Operating income (loss)	148,166	520,356

Other income (expense):
Gain (Loss) on derivative liabilities	1,515,219	2,386,956
Other income	10,997	-
Gain (Loss) on debt extinguishment	87,582	-
Interest expense	(1,591,329)	(1,109,900)

Net income (loss)	$ 170,635	$ 1,797,412

Net income (loss) per share
Basic	$ 0.00	$ 0.03
Diluted	$ (0.01)	$ 0.02
Weighted average common shares outstanding
Basic	62,288,279	57,075,455
Diluted	87,355,292	77,240,940

See summary of accounting policies and notes to unaudited consolidated financial statements

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended October 31, 2011 and 2010
(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 170,635	$ 1,797,412
Adjustments to reconcile net income to net cash used provided by operating activities:
Depreciation expense	263,902	220,525
Amortization expense - loan discounts	282,000	92,643
Amortization expense - intangible	-	254,342
Gain on debt extinguishment	(87,582)	-
Paid in kind interest	33,197	129,608
Stock issued for services	48,000	60,770
Warrants issued for services	-	56,500
Derivative (gain) loss	(1,515,219)	(2,386,957)
Changes in operating assets and liabilities:
Accounts receivable	524,807	1,287,883
Credit facility receivable	(300,708)	(264,130)
Inventory	(6,468)	(6,680)
Costs in excess of billing and estimated earnings	9,627	163,320
Prepaid expenses and other current assets	21,948	28,782
Other assets	6,121	36,236
Accounts payable and accrued expenses	686,184	(1,074,586)
Deferred revenues	98,258	(13,715)
Net cash provided by operating activities of operations	234,702	381,953

CASH FLOW INVESTING ACTIVITIES
Purchase of fixed assets	-	(30,210)
Net cash used in investing activities	-	(30,210)

CASH FLOW FINANCING ACTIVITIES
Proceeds from notes payable	82,500	-
Proceeds from sale of common stock	10,000	-
Repayments made on notes payable	(67,661)	(89,289)
Net cash used in financing activities	24,839	(89,289)

NET CHANGE IN CASH	259,541	262,454
CASH AT BEGINNING OF YEAR	396,140	336,746
CASH AT END OF YEAR	$ 655,681	$ 599,200

SUPPLEMENTAL INFORMATION:
Interest paid	$ 129,197	$ 303,498
Income taxes paid	$ 30,000	$ 30,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of debt	33,251	-
Reclassification of derivative liabilities to notes payable	-	1,515,900
Reclassification of warrants issued to derivative liability	-	52,000
Discount on notes payable from derivative liabilities	282,000	-

See summary of accounting policies and notes to unaudited consolidated financial statements

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

As of October 31, 2011, Inova measured its derivative liabilities using Level 3 inputs as defined by ASC 820 with a total fair value of $1,194,887.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, we have an accumulated deficit and negative working capital and are in default on the majority of our notes payable as of October 31, 2011. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future. Management is trying to raise additional capital through sales of stock and refinancing debt.

NOTE 3 – RELATED PARTY TRANSACTIONS

Note Payable to Southbase, LLC

Loans payable from Southbase, LLC consists of advances from existing shareholders. These notes are unsecured, bear interest at 7%, and are due in May 21, 2017. The amount due to Southbase, LLC, a company related to Adam Radly, was $142,532 as of October 31, 2011.

Desert Sellers

Seller notes with a balance of $1,200,000 relate to the Desert Communications, Inc. (“Desert”) purchase in December of 2007. They have interest rates of 18%, are secured by all of the common stock of Desert Communications, Inc. and were due in December of 2010. The notes are now in default.

NOTE 4 - DERIVATIVE LIABILITIES

ASC 815-40 Put Warrant Liabilities

Under ASC 815-40 “Put Warrants”, warrants for put shares should be classified as liabilities and measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. As a result, the fair value of the warrants granted to Inova’s debt holders in prior years were recorded as derivative liabilities at inception. These liabilities are subsequently measured at fair value at the end of each reporting period with the changes recorded to earnings. As of October 31, 2011, Inova had $201,250 of derivative liabilities as a result of these provisions.

ASC 815-15 Conversion Option and Warrant Liabilities

During fiscal 2010, Inova determined that the instruments embedded in a convertible put note exercised by one of Inova’s lenders should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

Because the number of shares to be issued upon settlement cannot be determined under these instruments, Inova cannot determine whether it will have sufficient authorized shares at a given date to settle any other of its share-settleable instruments. As a result of this, under ASC 815-15 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock” (formerly EITF 00-19), the conversion options noted above and all other share-settleable instruments are classified as liabilities. Inova has three conversion options embedded in notes payable agreements and 11,367,655 warrants to purchase Inova common stock that are classified as liabilities as a result of the provisions of the convertible put notes. As of October 31, 2011, Inova had $993,637 of derivative liabilities as a result of these provisions.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at April 30, 2011	$2,515,687
Extinguishment of derivative liabilities (see Note 8)	(253,730)
Addition of derivative liabilities (see Note 8)	553,605
Excess of fair value of derivative liabilities over related debt	(105,456)
Change in fair value	(1,515,219)
Balance at October 31, 2011	$1,194,887

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

The following table presents six month segment information:

	Trakkers,	Desert
	LLC &	Communications,
	RightTag,	Inc.	Corporate	Total
	Inc.
Revenues	$806,343	9,899,919	-	10,706,262
Net income (loss)	(182,323)	304,497	48,461	170,635
Total assets	1,921,693	2,620,201	3,358,415	7,900,309

NOTE 6 – WARRANTS

The following tables summarize common stock warrants outstanding by entity:

Warrants to purchase Inova common stock	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at April 30, 2011	11,367,655	$ 0.03	676,196	2.56
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at October 31, 2011	11,367,655	$ 0.03	$ 152,344	2.06

Warrants to purchase Trakkers common stock	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at April 30, 2011	13.50	$ -	$ 10,606	3.18
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at October 31, 2011	13.50	$ -	$ 10,606	2.67

All warrants above were exercisable as of October 31, 2011.

NOTE 7 – COMMON STOCK

During the three months ended July 31, 2011, Inova issued 666,667 shares of common stock for the conversion of $25,251 of Agile debt and sold 333,333 shares of common stock for $10,000.

During the three months ended October 31, 2011, Inova issued 394,089 shares of common stock for the conversion of $8,000 of debt and 1,600,000 shares of common stock for $48,000 of services rendered.

NOTE 8 – DEBT

The following table summarizes outstanding debt as of October 31, 2011 and April 30, 2011:

	April 30, 2011		October 31, 2011
	Carrying		Carrying
Lender	Amount		Amount
Boone Lenders, LLC	$6,809,972	$	$6,843,169
Ascendiant Opportunity Fund, LLC	1,153,930		1,153,930
Agile Opportunity Fund, LLC	198,750		173,500
IBM - Trakkers, LLC
Lease Facility	212,362		146,755
Desert Communications, Inc. Sellers	1,200,000		1,200,000
Trakkers, LLC Sellers	1,769,686		1,769,686
Southbase, LLC - Related Party	142,532		142,532
Asher Enterprises, Inc.	103,500		178,000
Other debt	14,006		11,952
Total	$11,604,738		$11,619,524

Of the total outstanding debt, $11,287,040 was in default as of October 31, 2011. Principal owed to Boone Lenders, LLC (“Boone”) increased due to the paid-in kind interest described below.

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

For the three months ended October 31, 2011, a total of $15,109 of interest was recognized and recorded to the principal balance of loans from Boone.

On June 20, 2011, the Agile Opportunity Fund, LLC (“Agile”) note from 2008 was amended to allow the principal to be converted to stock at the rate of $0.03 per share (previously convertible at $0.0405 per share). Inova evaluated the amendment under ASC 470-60 “Troubled Debt Restructurings”. Because the investors did not grant a concession on this outstanding loan, the transaction was not accounted for as troubled debt restructuring. Consequently, Inova evaluated these transactions under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial. Because the change in fair value of the conversion option was greater than 10% of the carrying value of the note, the debt modification was determined to be substantial and accordingly the debt was extinguished.. As a result, the Company extinguished the related derivative liability associated with the conversion option with a fair value of $253,730 on the amendment date and recorded a new derivative liability with a fair value of $344,648 on the same date. (See Note 4) The Company recognized a full discount of $178,500 on the date of the amendment against the related note. Because the note was already in default, the Company immediately amortized this discount to interest expense. In addition, the Company recognized a gain on debt extinguishment of $87,582 as a result of this transaction.

During the three months ended July 31, 2011, Inova issued 666,667 shares of common stock for the conversion of $25,251 of Agile debt.

In May and July of 2011, Inova borrowed $82,500 from Asher Enterprises, Inc. (“Asher”) in an 8% convertible note. The note is convertible 180 days from the issuance date into Inova common stock at a price equal to 61% of the average of the stock’s lowest three prices during the ten trading days prior to conversion. When the conversion option becomes effective, it will be classified as a liability due to there being no explicit limit to the number of shares to be issued under ASC 815-15. The notes are due in November and January, 2012 and are unsecured.

In September 2011, $103,500 of debt issued during fiscal 2011 to Asher matured. As a result of the maturity, the debt became convertible under the same terms as the May and July notes. Due to there being no explicit limit to the number of shares to be issued upon conversion, the conversion option was classified as a liability on the date of maturity. The fair value of the conversion option on the maturity date was $208,956, resulting in a full discount to the note of $103,500 and a day one loss on derivatives of $105,456. Because the note already matured, the entire discount was amortized to interest expense during the three months ended October 31, 2011.

During the three months ended October 31, 2011, Inova issued 394,089 shares of common stock for the conversion of $8,000 of Asher debt.

NOTE 9 – NET INCOME PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the three months ended			For the six months ended
	October 31, 2011			October 31, 2011
	Income	Weighted Average Shares Outstanding	Per Share	Income	Weighted Average Shares Outstanding	Per Share
Basic:
Income attributable to common stock	$ 263,229	62,942,954	$ 0.00	$ 170,635	62,288,279	$ 0.00
Effect of Dilutive Securities:
Stock options	-	9,116,045	-	-	9,116,395	-
Convertible debt	(297,294)	242,843,951	(0.00)	(706,745)	15,950,617	(0.04)
Diluted:
Income attributable to common stock, including assumed conversions	$ (34,065)	314,902,950	$ (0.00)	$(536,110)	87,355,292	$ (0.01)

NOTE 10 – SUBSEQUENT EVENTS

In November 2011, Inova converted $125,000 of related party debt into 6,944,444 shares of common stock and issued 1,333,333 shares for services.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2011

Net revenues increased from $4,805,677 in the three-month period ending October 31, 2010 to $5,658,150 for the three-month period ending October 31, 2011. The increase in revenue is due to changes in the timing of various projects in Desert.

Cost of sales increased from $2,700,079 in the three-month period ending October 31, 2010 to $4,301,072 for the three-month period ending October 31, 2011. The increase is a result of the revenue increase described above.

Operating expenses decreased from $2,102,165 for the three months ending October 31, 2010 to $1,083,783 for the same period in 2011. This was mainly due to the decrease in payroll expense.

Net income decreased from ($379,968) for the three months ending October 31, 2010 to net income of $263,229 for the same period in 2011. This is due to a non-cash derivative gain of $824,336 for the three months ended October 31, 2011.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED OCTOBER 31, 2011

Net revenues decreased from $12,673,905 in the six-month period ending October 31, 2010 to $10,706,262 for the six-month period ending October 31, 2011. The decrease in revenue is due to changes in the timing of various projects in Desert.

Cost of sales decreased from $8,428,756 in the six-month period ending October 31, 2010 to $7,853,337 for the six-month period ending October 31, 2011. The decrease is a result of the revenue decrease described above.

Operating expenses decreased from $3,468,697 for the six months ending October 31, 2010 to $2,659,693 for the same period in 2011. This was mainly due to the decrease in payroll expense.

Net income decreased from $1,797,412 for the six months ending October 31, 2010 to net income of $170,635 for the same period in 2011. This is due to a non-cash derivative gain of $1,515,219 for the six months ended October 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the six month period ended October 31, 2011 was $15,866 as compared to cash provided by operations of $381,953 for the six months ended October 31, 2010. Cash used in investing activities for the six month period ended October 31, 2011 was $0, as compared to $30,210 for the six months ended October 31, 2010. Cash provided by financing activities for the six months ended October 31, 2011 was $24,839, as compared to $89,289 used in financing activities for the six months ended October 31, 2010.

Our operating activities for the three months ended October 31, 2011, have generated adequate cash to meet our operating needs. As of October 31, 2011, we had cash and cash equivalents totaling $655,681, and receivables of $1,973,572.

As of the date of the filing the Company is attempting to restructure its debt with Boone and some other creditors. If successful there would be a significant decrease in the current portion of debt outstanding, interest rate reductions and extended maturity dates. If unsuccessful, we will continue to be in default on these loans and incur additional interest expense.

EBITDA

EBITDA for the six months ended October 31, 2011 is $481,117. EBITDA is Earnings before interest, tax, depreciation and amortization:

EBITDA	31-October-11
Net income	170,635
Interest	1,591,329
Extinguishment gain	(87,582)
Derivative gain	(1,515,219)
Loss on transfer of assets	178,088
Tax	37,161
Depreciation/Amortization	263,902
EBITDA	638,314

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

Dated: December 16, 2011	By:	/s/ Adam Radly
Adam Radly
Chief Executive Officer

Dated: December 16, 2011	By:	/s/ Bob Bates
Bob Bates
Chief Financial Officer