Form 10-Q
period 2012-01-31
Inova Technology Inc.
filed 2012-03-21
CIK 1088211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

[ ] Yes [ X ] No

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of February 29, 2012: 73,915,085

1

Inova Technology Inc.

Form 10-Q

INOVA TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

January 31, 2012	April 30, 2011

ASSETS

Current assets
Cash	$ 515,287	$ 396,140
Accounts receivable	155,275	184,789
Contract receivables, net of allowance of $21,746 and $21,822	517,648	782,286
Credit facility receivable	1,227,319	1,230,596
Inventory	90,641	100,471
Costs in excess of billing and estimated earnings	19,655	229,039
Prepaid and other current assets	13,291	31,165

Total current assets	2,539,116	2,954,486

Fixed assets, net	128,679	149,104
Revenue earning equipment, net	481,825	892,690
Goodwill, net	4,157,596	4,157,596
Other Assets	-	6,121

Total assets	$ 7,307,216	$ 8,159,997

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 367,645	$ 950,149
Accrued liabilities	4,372,351	2,861,923
Deferred income	417,892	442,669
Derivative	Liabilities	972,054	2,515,687
Notes payable - related parties	1,200,000	1,200,000
Notes payable	10,221,616	10,262,206
Total current liabilities	17,551,558	18,232,634

Notes payable - related parties, net of current maturities	142,532	142,532

Total liabilities	17,694,090	18,375,166

Stockholders' deficit
Convertible preferred stock, $0.001 par value; 25,000,000 shares authorized; 1,500,000 shares issued and outstanding (The cost of the
shares are included in non-controlling interest)	-	-
Common stock, $0.001 par value; 150,000,000 shares
authorized; 73,915,085 and 61,263,909 shares issued and outstanding	73,915	61,264
Additional paid-in capital	5,239,968	4,937,526
Accumulated deficit	(17,008,263)	(16,521,465)
Total Inova Technology, Inc. stockholders' deficit	(11,694,380)	(11,522,675)
Non-controlling interest	1,307,506	1,307,506
Total stockholders' deficit	(10,386,874)	(10,215,169)

Total liabilities and stockholders' deficit	$ 7,307,216	$ 8,159,997

See summary of accounting policies and notes to unaudited consolidated financial statements

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended January 31, 2012 and 2011
(Unaudited)

	2012	2011

Revenues	$ 3,738,630	$ 4,394,716

Cost of revenues	(2,631,874)	(2,971,818)
Selling, general and administrative	(1,343,704)	(1,570,774)
Depreciation expense	(19,222)	(111,424)

Operating loss	(256,170)	(259,300)

Other income (expense):
Gain (Loss) on derivative liabilities	159,990	57,107
Interest expense	(561,253)	(595,337)

Net loss	$ (657,433)	$ (797,530)

Basic and diluted income (loss) per share	$ (0.01)	$ (0.01)

Weighted average common shares outstanding	71,444,179	59,505,370

See summary of accounting policies and notes to unaudited consolidated financial statements

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the nine months ended January 31, 2012 and 2011
(Unaudited)

	2012	2011

Revenues	$ 14,444,892	$ 17,068,621

Cost of revenues	(10,485,211)	(11,400,574)
Selling, general and administrative	(4,003,397)	(5,039,471)
Depreciation expense	(64,288)	(367,520)

Operating loss	(108,004)	261,056

Other income (expense):
Gain (Loss) on derivative liabilities	1,675,209	2,444,063
Other income	10,997	-
Gain (Loss) on debt extinguishment	87,582	-
Interest expense	(2,152,582)	(1,705,237)

Net income (loss)	$ (486,798)	$ 999,882

Net income (loss) per share
Basic	$ (0.01)	$ 0.02
Diluted	$ (0.01)	$ 0.01

Weighted average common shares outstanding
Basic	65,325,212	57,886,954
Diluted	65,325,212	172,794,729

See summary of accounting policies and notes to unaudited consolidated financial statements

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended January 31, 2012 and 2011
(Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (486,798)	$ 999,882
Adjustments to reconcile net loss to net cash used provided by operating activities:
Depreciation expense	392,542	329,977
Amortization expense - loan discounts and deferred financing costs	282,000	108,122
Amortization expense - intangible	-	365,214
Paid in kind interest	33,197	134,472
Stock issued for services	72,000	60,770
Gain on debt extinguishment	(87,582)	-
Warrants issued for services	-	56,500
Derivative (gain) loss	(1,675,209)	(2,444,063)
Changes in operating assets and liabilities:
Accounts receivable	294,152	1,479,392
Credit facility receivable	3,277	677,307
Inventory	9,830	(13,293)
Costs in excess of billing and estimated earnings	209,384	123,021
Prepaid expenses and other current assets	7,361	33,993
Other assets	16,634	45,170
Accounts payable and accrued expenses	1,092,099	(446,150)
Deferred revenues	(24,777)	(32,884)
Net cash provided by operating activities of operations	138,110	1,477,430

CASH FLOW INVESTING ACTIVITIES
Purchase of fixed assets	-	(15,410)
Net cash used in investing activities	-	(15,410)

CASH FLOW FINANCING ACTIVITIES
Proceeds from sales of common stock	10,000	-
Proceeds from notes payable	82,500	-
Repayments made on notes payable	(111,463)	(355,194)
Repayments made on notes payable - related parties	-	(150,000)
Net cash used in financing activities	(18,963)	(505,194)

NET CHANGE IN CASH	119,147	956,826
CASH AT BEGINNING OF YEAR	396,140	336,746
CASH AT END OF YEAR	$ 515,287	$ 1,293,572

SUPPLEMENTAL INFORMATION:
Interest paid	$ 165,845	$ 112,664
Income taxes paid	$ 30,000	$ 30,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of derivative liabilities to notes payable	-	2,307,900
Reclassification of warrants issued to derivative liability	-	52,000
Common stock issued for conversion of debt	45,251	40,500
Common stock issued for conversion of accounts payable - related party	125,000	-
Settlement of derivative liabilities through note conversions	62,842	-
Discount on notes payable from derivative liabilities	282,000	-

See summary of accounting policies and notes to unaudited consolidated financial statements

,

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

As of January 31, 2012, Inova measured its derivative liabilities using Level 3 inputs as defined by ASC 820 with a total fair value of $972,054.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, we have an accumulated deficit and negative working capital and are in default on the majority of our notes payable as of January 31, 2012. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future. Management is trying to raise additional capital through sales of stock and refinancing debt.

NOTE 3 – RELATED PARTY TRANSACTIONS

Note Payable to Southbase, LLC

Loans payable to Southbase, LLC consists of advances from existing shareholders. These notes are unsecured, bear interest at 7%, and are due in May 21, 2017. The amount due to Southbase, LLC, a company related to our CEO, Adam Radly, was $142,532 as of January 31, 2012.

Desert Sellers

Seller notes with a balance of $1,200,000 relate to the Desert Communications, Inc. (“Desert”) purchase in December of 2007. They have interest rates of 18%, are secured by all of the common stock of Desert Communications, Inc. and were due in December of 2010. The notes are now in default.

NOTE 4 - DERIVATIVE LIABILITIES

ASC 815-40 Put Warrant Liabilities

Under ASC 815-40 “Put Warrants”, warrants for put shares should be classified as liabilities and measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. As a result, the fair value of the warrants granted to Inova’s debt holders in prior years were recorded as derivative liabilities at inception. These liabilities are subsequently measured at fair value at the end of each reporting period with the changes recorded to earnings. As of January 31, 2012, Inova had $201,250 of derivative liabilities as a result of these provisions.

ASC 815-15 Conversion Option and Warrant Liabilities

During fiscal 2010, Inova determined that the instruments embedded in a convertible put note exercised by one of Inova’s lenders should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

Because the number of shares to be issued upon settlement cannot be determined under these instruments, Inova cannot determine whether it will have sufficient authorized shares at a given date to settle any other of its share-settleable instruments. As a result of this, under ASC 815-15 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock” (formerly EITF 00-19), the conversion options noted above and all other share-settleable instruments are classified as liabilities. Inova has three conversion options embedded in notes payable agreements and 11,367,655 warrants to purchase Inova common stock that are classified as liabilities as a result of the provisions of the convertible put notes. As of January 31, 2012, Inova had $770,804 of derivative liabilities as a result of these provisions.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at April 30, 2011	$2,515,687
Extinguishment of derivative liabilities (see Note 8)	(253,730)
Addition of derivative liabilities (see Note 8)	553,604
Excess of fair value of derivative liabilities over related debt	(105,456)
Settlement of derivative liabilities	(62,842)
Change in fair value	(1,675,209)
Balance at January 31, 2012	$972,054

As a result of note conversions described in Note 8. Inova recalssified $62,842 of derivative liabilities to additional paid-in capital during the nine months ended January 31, 2012

Valuation Models

Inova values its warrant derivatives and simple conversion option derivatives using the Black-Scholes option-pricing model. Assumptions used include (1) 4% risk-free interest rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility 202% to 307%, (4) zero expected dividends (5) exercise prices as set forth in the agreements, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

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

NOTE 5 –SEGMENT INFORMATION

Inova has three reportable segments, one providing management support to the other subsidiaries (Edgetech Services, Inc.), one providing network solutions (Desert Communications, Inc.) and one which manufactures standards compliant and durable RFID (Radio Frequency Identification) equipment (Trakkers, LLC &RightTag, Inc). Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance.

The following table presents nine month segment information:

	Trakkers,	Desert
	LLC &	Communications,
	RightTag,	Inc.	Corporate	Total
	Inc.
Revenues	$1,128,567	13,316,325	-	14,444,892
Net income (loss)	(334,195)	237,608	(390,211)	(486,798)
Total assets	1,727,766	2,215,994	3,363,456	7,307,216

NOTE 6 – WARRANTS

The following tables summarize common stock warrants outstanding by entity:

Warrants to purchase Inova common stock Warrants Weighted average exercise price Aggregate intrinsic value Weighted average remaining contractual life (years)

Outstanding at	April 30, 2011	$11,367,655	$0.03	$676,196	$2.56
Granted	$ -	$ -
Exercised	$ -	$ -
Forfeited	$ -	$ -
Expired	$ -	$ -
Outstanding at	January 31, 2012	$11,367,655	$0.03	$ 60,670	$1.81

Warrants to purchase Trakkers common stock Warrants Weighted average exercise price
Aggregate intrinsic value Weighted average remaining contractual life (years)

Outstanding at	April 30, 2011	$13.50	$ -	$ 10,606	$3.18
Granted	$ -	$ -
Exercised	$ -	$ -
Forfeited	$ -	$ -
Expired	$ -	$ -
Outstanding at	January 31, 2012	$13.50	$ -	$ 10,606	$2.67

All warrants above were exercisable as of January 31, 2012.

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

During the three months ended January 31, 2012, Inova issued 1,379,310 shares of common stock for the conversion of $12,000 of debt.

In November 2011, Inova converted $125,000 of related party accounts payable into 6,944,444 shares of common stock and issued 1,333,333 shares of common stock with a fair value of $24,000 for services.

As a result of conversion of debt described above, Inova settled derivative liabilities with a fair value of $62,842 on the conversion dates. This amount was reclassified to additional paid-in capital.

NOTE 8 – DEBT

The following table summarizes outstanding debt as of January 31, 2012 and April 30, 2011:

	January 31, 2012	April 30, 2011
	Carrying Amount	Carrying Amount
Lender	$6,843,169	$6,809,972
Boone Lenders, LLC	1,153,930	1,153,930
Ascendiant Opportunity Fund, LLC	173,500	198,750
Agile Opportunity Fund, LLC
IBM - Trakkers, LLC	109,117	212,362
Lease Facility	1,200,000	1,200,000
Desert Communications, Inc. Sellers	1,769,686	1,769,686
Trakkers, LLC - Related Party	142,532	142,532
Asher Enterprises, Inc.	166,000	103,500
Other debt	6,214	14,006
Total	$11,564,148	$11,604,738

Of the total outstanding debt, $11,287,040 was in default as of January 31, 2012. Principal owed to Boone Lenders, LLC (“Boone”) increased due to the paid-in kind interest described below.

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

For the nine months ended January 31, 2012, a total of $33,197 of interest was recognized and recorded to the principal balance of loans from Boone.

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

During the three months ended January 31, 2012, Inova issued 1,379,310 shares of common stock for the conversion of $12,000 of Asher debt.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JANUARY 31, 2012

Net revenues decreased from $4,394,716 in the three-month period ending January 31, 2011 to $3,738,630 for the three-month period ending January 31, 2012. The decrease in revenue is due to changes in the timing of various projects in Desert.

Cost of sales decreased from $2,971,818 in the three-month period ending January 31, 2011 to $2,631,874 for the three-month period ending January 31, 2012. The decrease is a result of the revenue increase described above.

Operating expenses decreased from $1,570,774 for the three months ending January 31, 2011 to $1,343,704 for the same period in 2012. This was mainly due to the decrease in legal expense and decrease in loss on transfer of assets to GTF.

Net income decreased from ($797,530) for the three months ending January 31, 2011 to net income of $(657,433) for the same period in 2012. This is due to a non-cash derivative gain of $159,990 for the three months ended January 31, 2012.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED JANUARY 31, 2012

Net revenues decreased from $17,068,621 in the nine-month period ending January 31, 2011 to $14,444,892 for the nine-month period ending January 31, 2012. The decrease in revenue is due to changes in the timing of various projects in Desert.

Cost of sales decreased from $11,400,574 in the nine-month period ending January 31, 2011 to $10,485,211 for the nine-month period ending January 31, 2012. The decrease is a result of the revenue decrease described above.

Operating expenses decreased from $5,039,471 for the nine months ending January 31, 2011 to $4,003,397 for the same period in 2012. This was mainly due to the decrease in payroll expense.

Net income decreased from $999,882 for the nine months ending January 31, 2011 to net loss of $(486,798) for the same period in 2012. This is due to a non-cash derivative gain of $2,444,063 for the nine months ended January 31, 2011 and an increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the nine month period ended January 31, 2012 was $138,110 as compared to cash provided by operations of $1,477,430 for the nine months ended January 31, 2011. Cash used in investing activities for the nine month period ended January 31, 2012 was $0, as compared to $15,410 for the nine months ended January 31, 2011. Cash used by financing activities for the nine months ended January 31, 2012 was $18,963, as compared to $505,194 used in financing activities for the nine months ended January 31, 2011.

Our operating activities for the three months ended January 31, 2012, have generated adequate cash to meet our operating needs. As of January 31, 2012, we had cash and cash equivalents totaling $515,287, and receivables of $1,900,242.

As of the date of the filing the Company is attempting to restructure its debt with Boone and some other creditors. If successful there would be a significant decrease in the current portion of debt outstanding, interest rate reductions and extended maturity dates. If unsuccessful, we will continue to be in default on these loans and incur additional interest expense.

EBITDA

EBITDA for the nine months ended January 31, 2012 is $678,119. EBITDA is Earnings before interest, tax, depreciation and amortization:

EBITDA	January 31, 2012
Net income	(486,798)
Interest	2,152,582
Derivative gain	(1,675,209)
Loss on transfer of assets	251,997
Tax	43,005
Depreciation/Amortization	392,542
EBITDA	678,119

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

PART II

Item 1	Legal Proceedings	None
Item 2.	Unregistered Sales of Equity Securities and use of Proceeds	None
Item 3	Defaults Upon Senior Securities	Not Applicable
Item 4.	Other Information	None
Item 5	Exhibits
(A) Exhibits
Exhibit Number and Description
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

Dated: March 21, 2012 By: /s/ Adam Radly

Adam Radly

Chief Executive Officer

Dated: March 21, 2012 By: /s/ Bob Bates

Bob Bates

Chief Financial Officer

