Form 10-K
period 2012-04-30
Inova Technology Inc.
filed 2012-07-30
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended April 30, 2012

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
Yes ☐ No ☑

Number of shares of the registrant's common stock outstanding as of July 26, 2012 was: 76,373,445.

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

There is an office lease for Trakkers, effective until April 2013. Rent is payable at $3,300 per month including tax.

Rent expense was $117,788 and $115,492 for fiscal 2012 and 2011, respectively. No real estate is owned by the Inova companies.

Item 3. Legal Proceedings

In 2011 Ascendiant filed suit for collection of the $833,906 principal and interest described in Note 10. The suit is pending.

Item 4. Submission of Matters to a Vote of Security Holders and Small Business Issuer Purchases of Securities

No matters were submitted to a vote of security holders through solicitation or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters

The Company’s common stock is traded on the OTCBB  under the symbol “INVA” Our CUSIP No. is 45776L209.

	High	Low
04/30/2012	.025	.008
01/31/2012	.03	.018
10/31/2011	.056	.025
07/31/2011	.08	.045
04/30/2011	.06	.07
01/31/2011	.20	.40
10/31/2010	.03	.20
07/31/2010	.02	.05

The above table lists the high and low closing sales prices for each quarter on the OTCBB for our common shares for the past two fiscal years and are adjusted for our 400 to 1 reverse stock split which was effective on November 12, 2008 and a forward 20:1 split October, 2010. There are approximately 56 shareholders of record, 1 of which is a holder for several hundred individuals. The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED APRIL 30, 2012 COMPARED TO YEAR ENDED APRIL 30, 2011

Total revenues (net sales) decreased from $22,121,789 for the twelve month period ending April 2011 to $21,207,693 for the twelve month period ending April 30, 2012. This is primarily the result of a decrease in awarded contracts compared to the previous year.

The Company’s selling, general and administrative expenses decreased from $5,731,783 for the twelve months ending April 30, 2011 to $5,583,358 for the same period in 2012. This is primarily the result of the loss on transfer of a decrease in sales.

Last fiscal year, the Company reported a net loss from continuing operations of $3,350,377 as compared to a loss of $1,249,171 for the fiscal year ended April 30, 2012. The decreased loss is due to the decrease in operating loss of $1.7m.

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

EBITDA for the years ending April 30, 2012 and 2011 was $529,920 and $ 1,595,053 for the year ending April 30, 2011. EBITDA is Earnings before interest, tax, depreciation and amortization. Inova also excludes the non-cash loss on derivative liabilities and impairment charges from its EBITDA calculation.

		Year ended	Year ended
EBITDA		April 30, 2012	April 30, 2011
Net loss	$	(1,249,171)	$(3,350,377)

Interest		2,384,562	2,310,272

Tax		72,964	80,746

Depreciation/Amortization		355,056	865,390

Impairment loss			2,525,375

Gain on derivative liabilities, gain on debt extinguishment and loss on transfer of financial assets and liabilities		(1,033,491)	(836,353)

EBITDA		$529,920	$1,595,053

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2012, we had cash and cash equivalents totaling $752,011, current assets were $3,816,640, current liabilities were $19,669,156 and total stockholders’ deficit was $11,137,248. Working capital deficit decreased from $(15,287,148) at April 30, 2011 to $(15,852,516) at April 30, 2012.

The working capital increased due to higher cash in 2012 as compared to 2011. Since we are attempting to modify most of the notes, some lenders have agreed to us not making payments currently. This has caused the notes to be in default and, therefore, are shown as current liabilities. It is not likely the company will be required to make significant principal payments in the near future.

As shown in the accompanying financial statements, we have incurred recurring losses from operations and have an accumulated deficit and negative working capital as of April 30, 2012. These conditions raise substantial doubt as to our ability to continue as a going concern. While we have significant EBITDA we are not able to make all required debt payments currently. Management is trying to raise additional capital through sales of stock and refinancing debt. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Inova Technology, Inc.
Santa Monica, California

We have audited the accompanying consolidated balance sheets of Inova Technology, Inc. and its subsidiaries (collectively“Inova”), as of April 30, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of Inova’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inova technology, Inc and its subsidiaries as of April 30, 2012 and 2011 and the results of their consolidated operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Inova will continue as a going concern. Inova incurred losses from operations for the years ended April 30, 2012 and 2011 and has a working capital deficit as of April 30, 2012. These factors raise substantial doubt about Inova’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas
July 30, 2012

INOVA TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	April 30, 2012	April 30, 2011
ASSETS

Current assets
Cash	$ 752,011	$ 396,140
Accounts receivable, net of allowance of $81,283 and $0	107,471	184,789
Contract receivables, net of allowance of $21,746 and $21,746	1,126,221	782,286
Credit facility receivable	1,477,930	1,230,596
Inventory	98,921	100,471
Costs in excess of billing and estimated earnings	201,602	229,039
Prepaid and other current assets	52,484	31,165

Total current assets	3,816,640	2,954,486

Fixed assets, net	113,308	149,104
Revenue earning equipment, net	586,896	892,690
Goodwill, net	4,157,596	4,157,596
Other assets	-	6,121

Total assets	$ 8,674,440	$ 8,159,997

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 1,739,006	$ 950,149
Accrued liabilities	4,479,224	2,861,923
Deferred income	395,781	442,669
Derivative liabilities	1,461,265	2,515,687
Notes payable - related parties	1,689,688	1,500,581
Notes payable	9,904,192	9,961,625
Total current liabilities	19,669,156	18,232,634

Notes payable - related parties, net of current maturities	142,532	142,532

Total liabilities	19,811,688	18,375,166

Stockholders' deficit
Convertible preferred stock, $0.001 par value; 25,000,000 shares authorized; 1,500,000 shares issued and outstanding (the cost of the
shares are included in non-controlling interest)	-	-
Common stock, $0.001 par value; 500,000,000 shares
authorized; 76,364,065 and 61,263,909 shares issued and outstanding	76,364	61,264
Additional paid-in capital	5,249,518	4,937,526
Accumulated deficit	(17,770,636)	(16,521,465)
Total Inova Technology, Inc stockholders' deficit	(12,444,754)	(11,522,675)
Non-controlling interest	1,307,506	1,307,506
Total stockholders' deficit	(11,137,248)	(10,215,169)

Total liabilities and stockholders' deficit	$ 8,674,440	$ 8,159,997

See summary of accounting policies and notes to consolidated financial statements.

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended April 30, 2012 and 2011

	2012	2011

Revenues	$21,207,693	$22,121,789

Cost of revenues	(15,809,385)	(15,245,413)
Selling, general and administrative	(5,583,358)	(5,731,783)
Impairment loss	—	(2,525,375)
Amortization	—	(450,453)
Depreciation expense	(35,640)	(69,942)

Operating loss	(220,690)	(1,901,177)

Other income (expense):
Gain on derivative liabilities	1,268,499	836,353
Interest income	—	24,719
Gain on debt extinguishment	87,582	—
Interest expense	(2,384,562)	(2,310,272)

Net loss	$(1,249,171)	$(3,350,377)

Basic and diluted loss per share	$(0.02)	$(0.06)

Weighted average common shares outstanding	67,470,101	58,560,338

See summary of accounting policies and notes to consolidated financial statements.

See summary of accounting policies and notes to consolidated financial statements.

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
For the years ended April 30, 2012 and 2011

	Common Stock		Preferred Stock		Additional	Non-Controlling	Retained
	Shares	Par (0.001)	Shares	Par (0.001)	Paid-in Capital	Interest	Deficit	Total
Balances at April 30, 2010	56,338,300	$ 56,338	1,500,000	$ -	$ 4,768,432	$ 1,307,506	$ (13,171,088)	$ (7,038,812)

Common stock issued for services	3,425,609	3,426	-	-	105,344	-	-	108,770
Common stock issued for conversion of notes payable	1,500,000	1,500	-	-	59,250	-	-	60,750
Common stock warrants issued for services	-	-	-	-	56,500	-	-	56,500
Reclassification of derivative liabilities from additional paid-in capital	-	-	-	-	(52,000)	-	-	(52,000)
Net loss	-	-	-	-	-	-	(3,350,377)	(3,350,377)
Balances at April 30, 2011	61,263,909	61,264	1,500,000	-	4,937,526	1,307,506	(16,521,465)	(10,215,169)

Common stock issued for services	2,933,333	2,933	-	-	69,067	-	-	72,000
Common stock issued for conversion of notes payable	4,889,046	4,889	-	-	52,361	-	-	57,250
Common stock issued for cash	333,333	333	-	-	9,667	-	-	10,000
Common stock issued for settlement of accounts payable	6,944,444	6,945	-	-	118,055	-	-	125,000
Reclassification of derivative liabilities from additional paid-in capital	-	-	-	-	62,842	-	-	62,842
Net loss	-	-	-	-	-	-	(1,249,171)	(1,249,171)
Balances at April 30, 2012	76,364,065	$ 76,364	1,500,000	$ -	$ 5,249,518	$ 1,307,506	$ (17,770,636)	$ (11,137,248)

See summary of accounting policies and notes to consolidated financial statements.

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended April 30, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,249,171)	$ (3,350,377)
Adjustments to reconcile net loss to net cash used provided by operating activities:
Depreciation expense, $319,416 and $344,995 included in cost of revenues	355,056	414,937
Amortization expense - loan discounts and deferred financing costs	364,500	128,900
Amortization expense - intangible	-	450,453
Paid in kind interest	73,204	183,401
Bad debt expense	81,283	-
Gain on sale of asset	(2,929)	-
Gain on debt extinguishment	(87,582)	-
Impairment loss	-	2,525,375
Stock issued for services	72,000	108,770
Warrants issued for services	-	56,500
Derivative gain	(1,268,499)	(836,353)
Changes in operating assets and liabilities:
Accounts receivable	(347,900)	1,154,278
Credit facility receivable	(247,334)	(278,034)
Inventory	1,550	(7,136)
Costs in excess of billing and estimated earnings	27,437	61,290
Prepaid expenses and other current assets	(21,855)	15,258
Other assets	-	44,311
Accounts payable and accrued expenses	2,727,348	193,562
Deferred revenues	(46,888)	17,797
Net cash provided by operating activities of operations	430,220	882,932

CASH FLOW INVESTING ACTIVITIES
Purchase of fixed assets	(10,537)	(20,785)
Net cash used in investing activities	(10,537)	(20,785)

CASH FLOW FINANCING ACTIVITIES
Proceeds from notes payable	82,500	103,500
Common stock issued for cash	10,000	-
Repayments made on notes payable	(156,312)	(456,253)
Repayments made on notes payable - related parties	-	(450,000)
Net cash used in financing activities	(63,812)	(802,753)

NET CHANGE IN CASH	355,871	59,394
CASH AT BEGINNING OF YEAR	396,140	336,746
CASH AT END OF YEAR	$ 752,011	$ 396,140

SUPPLEMENTAL INFORMATION:
Interest paid	$ 637,852	$ 584,547
Income taxes paid	$ 72,964	$ -

NON-CASH INVESTINGAND FINANCING ACTIVITIES:
Common stock issued for conversion of notes payable	57,250	60,750
Reclassification of derivative liabilities to notes payable	62,842	-
Reclassification of derivative liabilities from additional paid-in capital	-	52,000
Reclassification of put notes from derivative liabilities	-	2,307,900
Accrued interest reclassified to related party notes payable	189,107	-
Common stock issued for settlement of accounts payable	125,000	-
Discount on notes payable from derivative liabilities	364,500	-

See summary of accounting policies and notes to consolidated financial statements

INOVA TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – HISTORY AND ORGANIZATION OF THE COMPANY

Inova Technology, Inc( “ we”,”us”, “inova”, “the company”)was incorporated in Nevada on May 16, 1997, as Newsgurus.com, Inc. and changed its name to Secure Enterprise Solutions Inc. on January 10, 2002, then to Edgetech Services Inc. and on August 17, 2006 to Inova Technology, Inc.

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

Accounts receivable

Trade and other accounts receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily include contract receivables from customers in Texas. Bad debt expense is recognized based on management’s estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. The allowance for doubtful accounts was $103,029 and $21,746 as of April 30, 2012 and 2011, respectively.

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

Impairment of long-lived assets

The Company reviews the carrying value of its definite lived intangible assets at least annually. Other long-lived assets, including intangibles, are reviewed whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Impairment charges of $0 and $13,517 were recorded for the years ended April 30, 2012 and 2011, respectively.

Goodwill and other indefinite intangibles

Goodwill and other intangibles with indefinite lives are not amortized but are reviewed for impairment at least annually, or more frequently if an event or circumstance indicates that an impairment may have occurred. To test for impairment, the fair value of each reporting unit is compared to the related net book value, including goodwill. If the net book value of the reporting unit exceeds the fair value, an impairment loss is measured and recognized. An income approach is utilized to estimate the fair value of each reporting unit. The income approach is based on the projected debt-free cash flow, which is discounted to the present value using discount factors that consider the timing and risk of cash flows. Impairment charges of $0 and $2,511,858 were recorded for the years ended April 30, 2012 and 2011, respectively.

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

Revenue and cost recognition

Inova has five sources of revenues: Information technology (“IT”) network design and implementation from Desert, computer equipment sales from Desert, IT consulting services from Edgetech, sales of radio frequency identification (“RFID”) items from RightTag and rental income from Trakkers and Tesselon. Revenue that is received before it is earned is classified as deferred revenue.

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

Basic and diluted net income (loss) per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the years ended April 30, 2012 and 2011, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Transfers and Servicing of Financial Assets and Liabilities

The Company accounts for transfers and servicing of financial assets and liabilities in accordance with ASC 860-10 (formerly SFAS 140) “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. When the conditions are met for the transfer of assets or liabilities to qualify as a sale, the assets or liabilities are derecognized and the gain or loss on the sale is determined at the date of transfer based upon the amount at which the assets and liabilities are transferred less any fees, discounts and other charges. The Company recognizes any servicing assets and servicing liabilities at their fair value using the fair value measurement method as prescribed by ASC 860-10. As of April 30, 2012 and 2011, the Company’s servicing asset consisted of a credit facility receivable due from a third party that purchased accounts receivable and accounts payable from us. The carrying amount of our credit facility receivable approximates its fair value due to its relatively short maturity.

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

The following tables set forth assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as of April 30, 2012 and 2011. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Liabilities Measured at Fair Value	April 30, 2012
	Level 1	Level 2	Level 3	Total
Derivative and warrant liabilities	-	-	$1,461,265	$1,461,265

	April 30, 2011
	Level 1	Level 2	Level 3	Total
Derivative and warrant liabilities	-	-	$2,515,687	$2,515,687

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

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, we have incurred losses of $1,249,171 and $3,350,377 for the years ended April 30, 2012 and 2011, and have an accumulated deficit of $17,770,636 and negative working capital of $15,852,516 as of April 30, 2012. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future. Management is trying to raise additional capital through sales of stock and refinancing debt.

NOTE 4 – CONTRACT RECEIVABLES & CREDIT FACILITY RECEIVABLE

	30-Apr-12	30-Apr-11
Completed contracts	$945,905	$669,486
Contracts in progress	180,316	112,800
Total contract receivables	$1,126,221	$782,286

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

	30-Apr-12	30-Apr-11
Costs incurred on uncompleted contracts	$1,414,293	$1,016,219
Estimated earnings	432,821	581,875
Less: billings to date	(1,645,512)	(1,369,055)
Total	$201,602	$229,039

Included in the accompanying balance sheet under the following captions:

	30-Apr-12	30-Apr-11
Costs and estimated earnings in excess of billings on uncompleted contracts	$201,602	$229,039
Billings in excess of costs and estimated earnings on uncompleted contracts	-	-
Total	$201,602	$229,039

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

The Company accounts for its transfers of accounts receivable to NETF under each of these agreements in accordance with the provision of ASC 860-10 (formerly SFAS 140) “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” as sales of such accounts receivable balances. The gain or loss on sales of receivables NETF is determined at the date of transfer based upon the amount at which they are transferred to NETF less any fees, discounts and other charges provided under the agreements. The Company has determined that all transfers of receivables and payables to NETF under the above agreement qualify as sales because (1) the transferred assets and liabilities have been isolated from Desert (2) NETF has the right to pledge or exchange the assets and (3) Desert does not maintain effective control over the transferred assets. During fiscal 2012 and 2011, the Company recognized a loss on these sales of $322,590 and $296,829, which is the amount of fees incurred on gross margin advances noted above. As of April 30, 2012 and 2011, the credit facility receivable owed to Desert as a result of the servicing agreement was $1,477,930 and $1,230,596.

During the year ended April 30, 2012, Desert sold approximately $15.9 million of accounts receivable to NETF and NETF assumed approximately $10.4 million in accounts payable related to these assets.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30, 2012 and 2011:

	Life	2012	2011
Office equipment	2 to 10 years	$100,850	$100,850
Office furniture	7 to 8 years	37,504	37,504
Vehicles	3 to 5 years	275,857	275,857
Leasehold improvements	3.25	164,944	164,944
Scanners (revenue earning equipment)	5 years	2,021,560	2,011,023

Subtotal		2,600,715	2,590,178
Less: accumulated depreciation		(1,900,511)	(1,548,384)

Total		$700,204	$1,041,794

Depreciation expense totaled $355,056 and $414,937 in 2012 and 2011, respectively. Depreciation on scanners is included cost of revenues in the consolidated statements of operations. For the years ended April 30, 2012 and 2011, $319,416 and $344,995 of depreciation expense was included in cost of revenues, respectively.

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

An impairment analysis on the goodwill was performed at April 30, 2012 and 2011 and no impairment to goodwill was recorded.

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

An impairment analysis on the goodwill was performed at April 30, 2012 and 2011 and no impairment to goodwill was recorded.

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

An impairment analysis on the goodwill was performed at April 30, 2012 and 2011 and $0 and $2,511,858 of impairment to goodwill was recorded.

Goodwill and Intangible Assets consists of the following as of April 30, 2012 and 2011:

Goodwill	2012	2011
RightTag	$142,795	$142,795
Desert	3,315,918	3,315,918
Trakkers/Tesselon	698,883	698,883

Total	$4,157,596	$4,157,596

For the years ended April 30, 2012 and 2011, Inova recorded amortization expenses of $0 and $450,453, respectively.

NOTE 7 – RELATED-PARTY TRANSACTIONS

A summary of changes in related-party payable accounts for the years ended April 30, 2012 and 2011 is as follows:

	2012	2011
Beginning balance	$1,643,113	$2,093,113
Less: repayments made on related-party payable	—	(450,000)
Reclassification of accrued interest to related party note payable	189,107
Total related-party payable	$1,832,220	$1,643,113

Related-party payable account consisted of the following as of April 30, 2012 and 2011:

	2012	2011
Due to Southbase, entity related to CEO. Matures May 2017, 7%, unsecured	$142,532	$142,532

Due to Desert sellers, notes obtain from acquisition. Matured December 2010 (in default), 18%, secured by all common stock of Desert	1,389,107	1,200,000
Due to Harish Chander, CEO and President of Trakkers. Matured February 2010 (in default), 7%, unsecured	300,581	300,581
Total related-party payable	1,832,220	1,643,113
Less: current maturities	(1,689,688)	(1,500,581)

Long-term portion of related-party payable	$142,532	$142,532

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

During fiscal 2012, 2,933,333 shares of common stock with a fair value of $72,000 were issued to Advisors, LLC for services rendered. Advisors, LLC is controlled by a director of the Company. The fair value of the stock was recorded to expense during the quarters ended July 31 and October 31, 2011.

No amounts were owed to Advisors, LLC as of April 30, 2012 and 2011.

Southbase International, Limited(“Southbase”)

Southbase is a company related to Adam Radly, our CEO. The Company has a consulting agreement with Southbase earning fees of $20,000 per month.

In November 2011, Inova converted $125,000 of related party accounts payable into 6,944,444 shares of common stock.

Desert Sellers

There are notes payable to the previous owners of Desert Communications in the amount of $1,389,106 and accrued interest of $667,284 and $619,451 as of April 30, 2012 and 2011. The notes are secured by all of the common stock of Desert. On December 1, 2009, the sellers agreed to extend the maturity of these notes through December 1, 2010. The notes are now in default. As a result of the extension, the interest rate increased to 18%. Prior to December 1, 2009, the interest rate was 7%. During fiscal 2011, $300,000 was repaid on these notes.

The sellers also participated in a working capital facility and loaned $150,000 to the Company during fiscal 2010. The note bears interest at 18%, is due December, 2010 and is unsecured. This note was repaid in fiscal 2011.

The Desert sellers are paid bonuses based on the operating results of Desert. As of April 30, 2012 and 2011, $30,305 and $37,475 of bonuses owed to the Desert sellers and are included in accrued liabilities in the consolidated balance sheet.

NOTE 8 – NOTES PAYABLE

Convertible Note Payable – Ascendiant Opportunity Fund, LLC (“Ascendiant”):

In July 2008, a note payable of $500,000 with an original issue discount of $52,875 was issued for 1.5 years by Ascendiant. It is secured by all assets of Desert. The note is convertible into shares of Inova common stock at $0.075 per share. In addition, 52,896,400 warrants to purchase Inova common stock were issued with this note. As of April 30, 2012 and 2011, this note was in default and due on demand.

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

As of April 30, 2012 and 2011, the Company was not in compliance with these covenants. As a result the note is in default and the interest rate increased from 15% to 18%.

2,644,820 warrants were issued to Ascendiant with this note. The warrants expire in July 2013. They have an aggregated exercise price of $200. The warrant shares are subject to a put option agreement whereby anytime between January 1, 2010 and July 1, 2013, Ascendiant can require Inova to repurchase from Ascendiant the warrant shares for $250,000. Under ASC 815-40 “Put Warrants”, warrants for put shares should be classified as liabilities and measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. As a result, the fair value of these warrants was recorded as a derivative liability. Upon exercise of the put option, if Inova does not repurchase the shares within 30 days, the resulting liability with become a convertible note that is convertible into shares of Inova common stock.

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

Put Option Exercise

On April 8, 2010 Ascendiant exercised 2,448,900 warrants to purchase Inova common stock and concurrently exercised its put option, requiring Inova to repurchase the shares acquired from the warrant exercise from Ascendiant for $375,000. The $375,000 note is included in notes payable in the consolidated balance sheet as of April 30, 2012 and 2011.

Since Inova did not repurchase the shares within 30 days, on May 8, 2010 a one year $375,000 convertible note was established by Ascendiant at a 20% interest rate. The note is convertible into shares of Inova common stock at $1.50 per share and is unsecured.

Other Amounts Owed to Ascendiant

There is a contested commission note to Ascendiant Securities for originally for $78,000 of commissions. As of April 30, 2012 and 2011, $278,930 was owed for this note. The note is included in notes payable in the consolidated balance sheet. The note originally bore interest at 11.25%, but is now in default and bears interest at 18%. The Company is contesting this note due to the original circumstances surrounding it. Ascendiant has claimed to be the broker that introduced Inova to Boone and accordingly claims certain commissions from transactions between Inova and Boone. Inova disputes this claim.

Notes Payable – Boone Lenders, LLC (“Boone”):

Fiscal 2008

During fiscal 2008, Inova issued a note to Boone for $1,792,000 with an original issue discount of $192,000 due in November 2012. The note bears interest at Prime+3% or 11.25% .. 8,746,960 warrants to purchase Inova common stock were issued to Boone with this note. The warrants expire in November 2012 and have an aggregate exercise price of $100.

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

Fiscal 2009

During fiscal 2009, Inova issued several notes to Boone for an aggregate principal amount of $3,373,763 with aggregate original issue discounts of $339,600. The notes bear interest at Prime+3% or 11.25% . The notes were due at various dates from March 2009 through March 2011. In connection with these notes, Inova granted warrants to purchase 13,851,540 shares of Inova's common stock, warrants to purchase 92 shares of Desert Communications, Inc. common stock, and warrants to purchase 19.44% of Trakkers, LLC. The warrants expire at various dates from April 2013 through February 2014 and have an aggregated exercise price of $1,300. As of April 30, 2012 and 2011, all of these notes were in default and due on demand

The warrant shares are subject to various put option agreements whereby anytime between January 2010 and January 1, 2013, Boone can require Inova to repurchase from Boone the warrant shares for $1,574,250. Under ASC 815-40 “Put Warrants”, warrants for put shares should be classified as liabilities and measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. As a result, the fair value of these warrants was recorded as a derivative liability. Upon exercise of the put option, if Inova does not repurchase the shares within 30 days, the resulting liability with become a convertible note. The exercise period for these put options was accelerated to April 1, 2010 as a result of the debt restructuring below. $1,000,000 of put options were exercised as of April 30, 2010, see “Convertible Put Exercise Note” below.

Fiscal 2010

During fiscal 2010, Inova issued several notes to Boone for an aggregate principal amount of $1,128,856 with aggregate original issue discounts of $178,357. The notes bear interest at Prime+3% or 11.25% . The notes were due at various dates from December 2009 through February 2011. In connection with these notes, Inova granted warrants to purchase 11,697,440 shares of Inova's common stock, warrants to purchase 64 shares of Desert Communications, Inc. common stock, and warrants to purchase 1.44% of Trakkers, LLC. The warrants expire at various dates from May 2014 through January 2017 and have an aggregated exercise price of $800. As of April 30, 2012 and 2011, all of these notes were in default.

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

For the years ended April 30, 2012 and 2011, a total of $73,204 and $183,401 of interest was recognized and recorded to the principal balance of all loans from Boone Lenders, LLC except the convertible put notes described below.

Anti-Dilution Warrants

All of the warrants granted above contained dilutive issuance clauses in their agreements. Under these clauses, based on future issuances of Inova common stock or other convertible instruments, Inova can be required to issue additional warrants to Boone. During fiscal 2008, the Company issued 468,120 additional warrants to purchase Inova common stock as a result of this clause. During fiscal 2009, the Company issued 8,031,040 additional warrants to purchase Inova common stock as a result of this clause. During fiscal 2010, the Company issued 2,123,200 additional warrants to purchase Inova common stock as a result of this clause. These warrants are also subject to the put option agreements described above. As a result, these warrants are also classified as liabilities under ASC 815-40. See Note 9 for more information.

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

In conjunction with the $836,446 restructured note payable, 1,524,640 Inova warrants and 7.01 Desert warrants were issued to Boone with a fair value of $190,168. They have an aggregated exercise price of $200

All previous warrant grants and their associated put options under the notes included in the above restructuring are now combined into this note. This includes the warrants granted in conjunction with the restructuring mentioned above. The total warrants under this note as of the date of the restructuring was 27,476,420 warrants to purchase Inova common stock and 78.1 warrants to purchase Desert common stock, all of which are subject to aggregate put options of $2,213,500. In March 2010, $1,000,000 of these put options were exercised for 8,031,040 warrants to purchase Inova common stock and 31.59 warrants to purchase Desert common stock. See “Convertible Put Exercise Note” section below.

Convertible Put Exercise Note

On March 22, 2010 Boone exercised $1,000,000 of its put options, requiring Inova to repurchase from Boone up to 5,768,300 shares of Inova common stock and 31.59 shares of Desert common stock for $1,000,000. Since Inova did not repurchase the shares within 30 days a 2 year $1,000,000 convertible note was established by Boone at a 24% interest rate.

During the quarter ended July 31, 2010, Boone exercised warrants to purchase 30,111,440 shares of Inova common stock and 130.90 shares of Desert common stock. Contemporaneously, Boone exercised the related put options, requiring Inova to repurchase the warrants shares from Boone for $1,515,900. Under the put option agreement, if Inova fails to repurchase the warrant shares from Boone, the put option liability will become a convertible note. Inova did not repurchase the warrant shares and accordingly, the put option became a convertible note during the quarter ended July 31, 2010. The note is due on May 21, 2012 and bears interest at 22%. The note is currently in default.

During the quarter ended January 31, 2011, Boone exercised warrants to purchase 7,444,240 shares of Inova common stock and 19.44% of Trakkers common stock. Contemporaneously, Boone exercised the related put options, requiring Inova to repurchase the warrants shares from Boone for $792,000. Under the put option agreement, if Inova fails to repurchase the warrant shares from Boone, the put option liability will become a convertible note. Inova did not repurchase the warrant shares and accordingly, the put option became a convertible note during the quarter ended January 31, 2011. The note is due on January 31, 2012 and bears interest at 20%. The note is currently in default.

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

Inova was not in compliance with these covenants as of April 30, 2012 and 2011 and as a result, these notes are in default.

Note Payable - Agile Opportunity Fund, LLC (“Agile”):

In February 2008, Inova borrowed $250,000 under a note payable from Agile Opportunity Fund, LLC. This note has an interest rate of 18% per annum and it matures on December 31, 2010. The note was convertible into shares of Inova common stock at $0.10 per share. In addition, 1,250,000 warrants to purchase Inova common stock were issued with this note. This note is secured by all tangible and intangible assets of Inova.

1,250,000 warrants were issued to Agile with this note. These warrants expire in February 2013. They have an exercise price of $0.10 per share. The warrant shares are subject to a put option agreement whereby anytime between February 2010 and February 2013, Agile can require Inova to repurchase from Agile the warrant shares for $100,000. Under ASC 815-40 “Put Warrants”, warrants for put shares should be classified as liabilities and measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. As a result, the fair value of these warrants was recorded as a derivative liability. Upon exercise of the put option, if Inova does not repurchase the shares within 30 days, the resulting liability with become a convertible note that is convertible into shares of Inova common stock.

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

Conversions

During fiscal 2011, Inova issued 1,500,000 shares of common stock for the conversion of $60,750 of debt to Agile Opportunity Fund, LLC at a conversion price of $0.0405.

During the three months ended July 31, 2011, Inova issued 666,667 shares of common stock for the conversion of $25,250 of Agile debt and sold 333,333 shares of common stock to Agile for $10,000.

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

If Inova were required to pay the 2% penalty for not filing registration statements, the estimated penalty would be approximately $164,000. The lenders have historically granted waivers for these registration rights penalties and therefore management believes the likelihood of this payment to be remote.

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

Other significant debt transactions:

Asher

On March 7, 2011, Inova borrowed $103,500 from Asher in an 8% convertible note. The note is convertible 180 days from the issuance date into Inova common stock at a price equal to 61% of the average of the stock’s lowest three prices during the ten trading days prior to conversion. The note is due on December 8, 2011 and is unsecured.

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

During the fourth quarter of fiscal 2012, $82,500 of debt issued to Asher matured. As a result of the maturity, the debt became convertible. Due to there being no explicit limit to the number of shares to be issued upon conversion, the conversion option was classified as a liability on the date of maturity. The fair value of the conversion option on the maturity date was $137,536, resulting in a full discount to the note of $82,500 and a day one loss on derivatives of $55,036. Because the note already matured, the entire discount was amortized to interest expense during the three months ended April 30, 2012.

During the year ended April 30, 2012, Inova issued 4,222,379 shares of common stock to convert $32,000 of Asher debt.

During the year ended April 30, 2012 and 2011, Inova made the following cash repayments on its outstanding notes payable:

	2012		2011
Notes payable to Boone/Ascendiant/Agile	$-		$210,000
IBM	142,604		114,643
Notes payable to Desert/Trakkers/RightTag previous owners		-	450,000
Notes payable to other	13,708		131,610

Total cash paid	$156,312		$906,253

A summary of changes in notes payable for the years ended April 30, 2012 and 2011 is as follows:

	2012	2011
Beginning balance	$11,604,738	$9,848,040
Gross proceeds from the notes payable	82,500	103,500
Non-cash additions due to put note exercises	-	2,307,900
Less: repayments made on notes payable	(156,312)	(906,253)
Less: conversion	(57,250)	(60,750)
Add: paid in kind interest	73,204	183,401
Less: other	425	(162)
Less: discounts to notes payable from derivative liabilities	(364,500)	-
Add: amortization of discount	364,500	128,900
Add: reclassification of accrued interest to notes payable	189,107	-
Total notes payable	$11,736,412	$11,604,738

Notes payable consisted of the following as of April 30, 2012 and 2011:

Lender	2012	2011
Boone Lenders, LLC	$6,883,176	$6,809,972
Ascendiant Opportunity Fund, LLC	1,153,930	1,153,930
Agile Opportunity Fund, LLC	173,500	198,750
IBM - Trakkers, LLC
Lease Facility Desert Communications, Inc.	70,183	212,362
Desert Sellers	1,389,107	1,200,000
Trakkers, LLC Sellers	1,769,686	1,769,686
Southbase, LLC - Related Party	142,532	142,532
Other debt	154,298	117,506
Total	$11,736,412	$11,604,738

The following are the future minimum payments for the notes payable:

Year	Amount
2012	$11,593,880
2013	-
2014	-
2015	-
2016 and after	142,532

Total notes payable	11,736,412
Less: current maturities	(11,593,880)

Notes payable, net of current maturities	$142,532

NOTE 9 - DERIVATIVE LIABILITIES

ASC 815-40 Put Warrant Liabilities

Under ASC 815-40 “Put Warrants”, warrants for put shares should be classified as liabilities and measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. As a result, the fair value of the warrants granted to Ascendiant, Agile and Boone in conjunction with the debt offerings noted above were recorded as derivative liabilities at inception. The liabilities were subsequently measured at fair value at the end of each reporting period with the changes recorded to earnings.

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

The fair value of the embedded conversion options in the $1,000,000, $1,515,900 and $792,000 convertible put notes was determined to be $593,950 as of April 30, 2012 using a Monte Carlo simulation model.

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

Because the number of shares to be issued upon settlement cannot be determined under these instruments, Inova cannot determine whether it will have sufficient authorized shares at a given date to settle any other of its share-settleable instruments. As a result of this, under ASC 815-15 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock” (formerly EITF 00-19), the conversion options noted above and all other share-settleable instruments are classified as liabilities. Inova has three conversion options embedded in notes payable agreements and 7,038,475 and 11,367,655 warrants at April 30, 2012 and 2011 to purchase Inova common stock that are classified as liabilities as a result of the provisions of the convertible put notes.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at April 30, 2010	$5,607,940
ASC 815-15 (EITF 00-19) Additions	52,000
Change in fair value	(836,353)
Put exercise reclass to debt	(2,307,900)
Balance at April 30, 2011	$2,515,687
Change in fair value	(1,428,991)
Reclassification of derivative liabilities to additional paid-in capital due to conversion of related notes payable	(62,842)
ASC 815-15 (EITF 00-19) Additions	437,411
Balance at April 30, 2012	$1,461,265

The following table summarizes the derivative gain recorded as a result of the derivative liabilities above:

	Year Ended	Year Ended
Derivative gain	April 30, 2012	April 30, 2011
Excess of fair value of derivative liabilities over note payable	$(160,492)	$—
Change in fair value	1,428,991	836,353
Total	$1,268,499	$836,353

Valuation Models

Inova values its warrant derivatives and simple conversion option derivatives using the Black-Scholes option-pricing model. Assumptions used include (1) .20% to 3.20% risk-free interest rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility 233% to 315%, (4) zero expected dividends (5) exercise prices as set forth in the agreements, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

Inova valued the conversion options and reset provisions under its convertible put exercise note with Boone using a Monte Carlo simulation model utilizing present value and various probabilities of events. Assumptions used include (1) 0.19% risk free rate, (2) conversion prices as set forth in the agreement, (3) expected Inova stock price volatility of 236%, (4) expected Desert and Trakkers stock price volatility of 25%, and (6) common stock price of the underlying share on the valuation date. Inova valued the note as a combination of the underlying debt payment and series of two options. Since the options are mutually exclusive, the Monte Carlo simulation was used to estimate when either of the options are exercisable. When both are exercisable Inova assumed that the more valuable of the two would be exercised.

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

The amount payable under these earn outs as of April 30, 2012 and 2011 is $450,671 and $335,574, respectively.

Leases:

There is an office lease for Desert, effective May 2008 until August 2011. Rent is payable at $6,300 per month including tax. The lease has not been renewed to date and Desert plans to continue on a month-to-month basis.

There is an office lease for Trakkers, effective until April 2013. Rent is payable at $3,300 per month including tax.

Rent expense was $117,788 and $115,492 for fiscal 2012 and 2011, respectively. No real estate is owned by the Inova companies.

Litigation:

In May, 2010 Ascendiant filed suit for collection of the $833,906 principal and interest. The suit was stayed to New York and Inova and Desert have been dismissed. Ascendiant filed a new suit in a different California court for the same action; the suit is pending.

NOTE 11 – CAPITAL LEASES

Equipment leases:

Assets under capital leases, included in property and equipment, consisted of the following at April 30:

	2012	2011
Vehicle	$18,492	$18,492
Revenue-producing equipment	917,056	917,056
Less: accumulated depreciation	(715,185)	(531,774)

Net assets under capital leases	$220,363	$403,774

NOTE 12 – PROFIT SHARING PLAN

A 401K plan was established in September 2008. Employer contributions are made each pay period and a total of $88,110 was contributed for the year ended April 30, 2012 and $151,889 for the year ended April 30, 2011.

NOTE 13 – INCOME TAX

Inova uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

At April 30, 2012, for federal income tax and alternative minimum tax reporting purposes, Inova had approximately $708,000 of unused net operating losses available for carry forward to future years. The benefit from carry-forward of such net operating losses will expire in various years through 2032. As a result of an internal revenue service audit during fiscal 2012, the company significantly reduced its estimated net operating losses available for carry forward purposes.

At April 30, 2011, deferred tax assets consisted of the following:

	United
	States	Canada	Total
NOL at April 30, 2011	$4,900,000	$89,000	$4,989,000
Estimated tax rate	35%	20%	N/A

Deferred tax assets	1,715,000	18,000	1,733,000
Valuation allowance	(1,715,000)	(18,000)	(1,733,000)

Net deferred tax assets	$—	$—	$—

At April 30, 2012, deferred tax assets consisted of the following:

	United
	States	Canada	Total
NOL at April 30, 2012	$708,000	$89,000	$797,000
Estimated tax rate	35%	20%	N/A

Deferred tax assets	248,000	18,000	266,000
Valuation allowance	(248,000)	(18,000)	(266,000)

Net deferred tax assets	$—	$—	$—

There are no federal income taxes payable in 2012 or 2011 as a result of the operating losses recorded during those years. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets, and, accordingly, has not booked an income tax benefit as of April 30, 2012 and 2011. All losses incurred can be carried forward for seven years for Canadian income tax purposes and twenty years for United States income tax purposes.

NOTE 14 – COMMON STOCK

During fiscal 2012 Inova issued:

•	666,667 shares of common stock for the conversion of $25,250 of Agile debt and sold 333,333 shares of common stock for $10,000.

•	4,222,379 shares of common stock for the conversion of $32,000 of Asher debt

•	6,944,444 shares of common stock for settlement of accounts payable

•	2,933,333 shares of common stock for services with a fair value of $72,000

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

NOTE 15 – REDEEMABLE PREFERRED STOCK & NON-CONTROLLING INTEREST

Series A Preferred Stock

Inova has authorized an undesignated amount of Series A preferred shares. Each Series A preferred share is convertible into common stock at the rate of 1 to 0.06. There were no shares of Series A preferred stock issued as of April 30, 2012 and 2011.

Series B Convertible Preferred Stock

Inova has authorized 5,000 non-restricted Series B preferred shares to be issued for each acquisition with more than $40 million in sales or $10 million in EBITDA and 5,000 non-restricted Series B preferred shares authorized to be issued for each acquisition with less than $40 million in sales. Each Series B preferred share is convertible into common stock at the rate of 1 to 100. There were no shares of Series B preferred stock issued as of April 30, 2012 and 2011.

Series B Redeemable Preferred Stock

On September 1, 2008, 1,500,000 shares of redeemable preferred stock were issued in conjunction with the purchase of Trakkers and Tesselon. This is redeemable Series B, non-voting preferred, which has a dissolution value of $1 per share. The agreement was amended on December 18, 2008 and again in July 2009. The original and first amended preferred stock agreements were determined to have errors and did not represent the intent of both parties causing both to be amended. Inova must determine the method of redemption of the preferred stock any time over the one year period from issuance and when redeemed Inova may choose from the following 3 redemption options: 1) $1,500,000 payment of cash 2) Issuance of 375,000 common shares 3) Transfer of 10% of the Trakkers/Tesselon companies. Option 2) requires the company to issue the 375,000 common shares in three annual installments of 125,000 common shares each beginning no later than October 31, 2010. If elected, options 1) and 3) are due on the third anniversary of the issuance of the preferred stock. During 2009, the company originally anticipated that it would select option 2 and therefore classified the fair value of the preferred stock as a component of stockholders’ equity as of April 30, 2009. Management later determined it is best for the company to elect option 3) and therefore will settle the instrument by issuing 10% ownership of Trakkers LLC on the third anniversary of the agreement. Because the one year period from the original issuance of the preferred stock has passed, the Company can no longer change the method of redemption. At inception of the instrument, the company determined the fair value of the preferred stock was $1,307,506. Because the instrument will now be settled with subsidiary stock, Inova has classified the instrument as non-controlling interest in the consolidated balance sheet as of April 30, 2012 and 2011 in accordance with ASC 810-10-45-17A and ASC 815-40-15-5C (formerly EITF 08-08) “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary”. As of April,30, 2012, Inova had not issued the 10 % interest in trakkers to the original sellers. Inova is currently in the process of determining if this settlement option is in conflict with other secured creditors of trakkers.

NOTE 16 – WARRANTS

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

Fiscal 2012

During fiscal 2012, 1,528,142 warrants to purchase Inova common stock expired unexercised.

The following tables summarize common stock warrants outstanding by entity:

				Weighted
		Weighted		average
		average	Aggregate	remaining
		exercise	intrinsic	contractual
Warrants to purchase Inova common stock	Warrants	price	value	life (years)
Outstanding at April 30, 2010	48,161,435	$0.05	$2,720,778	4.11
Granted	1,000,000	0.18
Exercised	(37,793,780)	.00
Forfeited	—	—
Expired
Outstanding at April 30, 2011	11,367,655	$0.03	$676,196	2.56
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(1,528,142)	0.00
Outstanding at April 30, 2012	9,839,513	$0.03	$77,441	1,57

					Weighted
		Weighted			average
		average		Aggregate	remaining
		exercise		intrinsic	contractual
Warrants to purchase Desert common stock	Warrants	price		value	life (years)
Outstanding at April 30, 2010	130.90	$0.00		$1,072,842	5.10
Granted		0.00
Exercised	(130.90)	0.00
Forfeited	—	—
Expired	—	—
Outstanding at April 30, 2011 and 2012	0	$0.00	$		0

				Weighted
		Weighted		average
		average	Aggregate	remaining
		exercise	intrinsic	contractual
Warrants to purchase Trakkers common stock	Warrants	price	value	life (years)
Outstanding at April 30, 2010	32.94%	$—	$1,082,932	3.69
Granted		0.00
Exercised	19.44%	—
Forfeited	—	—
Expired	—	—
Outstanding at April 30, 2011	13.50%	$—	$10,606	3.18
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at April 30, 2012	13.50%	$—	$—	2.18

NOTE 17 – MAJOR CUSTOMERS AND MAJOR VENDORS

During fiscal 2012 and 2011, revenues generated from three customers were approximately 45% and 43% of total revenues. These revenues were generated by Desert from its customers in network solution contracts.

During fiscal 2012 and 2011, purchases from four vendors totaled approximately 81% and 63% of total purchases. These purchases were made by Desert.

NOTE 18 – SEGMENT INFORMATION

Inova has two reportable segments, one providing RFID products (RFID) and one providing network solutions (DCI). Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance. The following is the summary of operations by segment:

For the year ended April 30, 2012:

	RFID	DCI	Corporate	Total
Revenues	1,642,242	19,565,451	0	21,207,693

Cost of revenues	(241,916)	(15,248,053)	0	(15,489,969)

Gross profit	1,400,326	4,317,398	0	5,717,724

Operating costs	(1,698,103)	(3,436,431)	(803,896)	(5,938,430)

Operating income	(297,777)	880,967	(803,896)	(220,706)

Interest expense	(350,830)	(310,324)	(1,723,408)	(2,384,562)

Interest income	0	16	0	16

Other income	0	0	1,356,081	1,356,081

Net income (loss)	(648,607)	570,659	(1,171,223)	(1,249,171)

Total assets	1,758,797	3,517,143	3,398,500	8,674,440

For the year ended April 30, 2011:

	RFID	DCI	Corporate	Total
Revenues	2,041,870	20,079,919	—	22,121,789

Cost of revenues	(635,206)	(14,610,207)	—	(15,245,413)

Gross profit	1,406,664	5,469,712	—	6,876,376

Operating costs	(3,910,601)	(3,957,810)	(72,790)	(7,941,201)

Operating income	(2,503,937)	1,511,902	(72,790)	(1,064,825)

Interest expense	(656,936)	(418,978)	(1,234,358)	(2,310,272)

Other income	—	24,720	—	24,720

Net income (loss)	(3,160,873)	1,117,644	(1,307,148)	(3,350,377)

Total assets	2,114,081	2,639,220	3,406,696	8,159,997

NOTE 19 – SUBSEQUENT EVENTS

The company refinanced its lease with IBM for $77,500 until July, 2013.

In July 2012, the company purchased certain intellectual property from Southbase International Limited, a company controlled by Inova’s CEO. The purchase price is $100,000 and will be paid with 12,315,270 shares of Inova common stock.

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

In assessing the effectiveness of our internal control over financial reporting, management identified the following material weakness in internal control over financial reporting as of April 30, 2012:

  Deficiencies in Segregation of Duties. The Chief Executive Officer and the Chief Financial Officer are actively involved in the preparation of the financial statements, and therefore cannot provide an independent review. The company may establish an audit committee this year, which should address this problem.
  Deficiencies in Recording Transactions.  Inova failed to properly record material transactions related to its credit facility receivable, goodwill, fixed assets, derivative liabilities, equity and certain expense accounts.

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

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers as of the date of this Report are as follows:

Name	Age	Position
Adam Radly	43	Chief Executive Officer, President, Treasurer
Paul Aunger	53	Secretary, Director
Bob Bates	43	Chief Financial Officer
Alex Lightman	49	Director

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

Item 11. Executive Compensation.

The following describes the cash and stock compensation paid to our directors and officers during the two past fiscal years. Our fiscal year ends on April 30. As a result, our most recent fiscal year ended April 30, 2012, and is referred to below as 2012. The previous fiscal year ended April 30, 2011 and is referred to as 2011 below.

SUMMARY COMPENSATION TABLE

Name and principal		Management fee	Stock
position	Year	($)	Awards ($)	Total ($)
Adam Radly, Chairman and CEO	2011		-0-	0,000
Adam Radly, Chairman and CEO	2012	0	-0-	0,000
Paul Aunger, Secretary and Director	2011	0	48,000	48,000
Paul Aunger, Secretary and Director	2012	0	48,000	48,000
Bob Bates, CFO (HP Accounting)	2011	120,000	-0-	120,000
Bob Bates, CFO (HP Accounting)	2012	120,000	-0-	120,000
Alex Lightman, Director	2011	12,000	-0-	12,000
Alex Lightman, Director	2012	12,000	-0-	12,000

Other related party information:

We are not a party to an employment agreement with Mr Radly. Mr Radly has agreed to provide his services at no cost to the Company. Companies in which Mr Radly has an interest (and therefore are defined as “related” to Mr Radly) do provide additional services to the Company that do not include his services as CEO of Inova. The total amount earned by these entities in the most recent fiscal years (the 12 months ending April 2011 and 2012) was $240,000, per the management fee agreement. These amounts are reflected in the executive compensation for Mr. Radly in our filings because he has disclosed that he has an interest in these companies.

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

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of April 30, 2012 by each person known by us to beneficially own 5% or more of our outstanding common stock; each of our directors; each of the Named Executive Officers; and all of our directors and Named Executive Officers as a group.

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

	Number of Shares Beneficially
Name and Address of Beneficial Owner (1)	Owned	Percent of Class
Adam Radly - CEO and related entities	35,700,884 Common Stock, $0.001 Par Value	47%

Paul Aunger-Secretary and related entities	25,104,522	33%

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

Item 14. Principal Accountant Fees and Services

AUDIT FEES

Our fees for fiscal 2012 and 2011 totaled $70,000 and $70,000 respectively.

AUDIT-RELATED FEES

Our fees for fiscal 2012 and 2011 totaled $45,000 and $45,000, respectively.

TAX FEES

There were no tax fees paid to our principal accountants in the last two fiscal years.

ALL OTHER FEES

Our fees for fiscal 2012 and 2011 totaled $0 and $0 respectively.

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
Date: July 30, 2012

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Name and Title	Date

/s/ Adam Radly	Adam Radly
	Chairman and CEO	July 30, 2012

/s/ Bob Bates	Bob Bates
	CFO	July 30, 2012

/s/ Paul Aunger	Paul Aunger
	Secretary and Director	July 30, 2012