Form 10-Q/A
period 2012-07-31
Inova Technology Inc.
filed 2012-09-25
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

☐ Yes ☒ No

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of September 12, 2012: 88,688,715

Inova Technology Inc.

Form 10-Q

Item 1. Financial Statements

INOVA TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2012	April 30, 2012

ASSETS

Current assets
Cash	878,201	$752,011
Accounts receivable, net of allowance of $81,283 and $81,283	77,427	107,471
Contract receivables, net of allowance of $21,746 and $21,746	739,860	1,126,221
Credit facility receivable	891,512	1,477,930
Inventory	99,071	98,921
Costs in excess of billing and estimated earnings	153,091	201,602
Prepaid and other current assets	1,113	52,484

Total current assets	2,840,275	3,816,640

Fixed assets, net	581,857	113,308
Revenue earning equipment, net		586,896
Goodwill, net	4,157,596	4,157,596
Intangibles	73,892	-

Total assets	$7,653,620	$8,674,440

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	625,379	$1,739,006
Accrued liabilities	4,830,102	4,479,224
Deferred income	384,323	395,781
Derivative liabilities	1,238,323	1,461,265
Notes payable - related parties	1,689,688	1,689,688
Notes payable	9,924,227	9,904,192
Total current liabilities	18,692,042	19,669,156

Notes payable - related parties, net of current maturities	142,532	142,532

Total liabilities	18,834,574	19,811,688

Stockholders' deficit
Convertible preferred stock, $0.001 par value; 25,000,000 shares authorized; 1,500,000 shares issued and outstanding (the cost of the
shares are included in non-controlling interest)		-
Common stock, $0.001 par value; 500,000,000 shares
authorized; 88,688,715 and 76,364,065 shares issued and outstanding	88,679	76,364
Additional paid-in capital	5,311,095	5,249,518
Accumulated deficit	(17,888,234)	(17,770,636)
Total Inova Technology, Inc stockholders' deficit	(12,488,460)	(12,444,754)
Non-controlling interest	1,307,506	1,307,506
Total stockholders' deficit	(11,180,954)	(11,137,248)

Total liabilities and stockholders' deficit	$7,653,620	$8,674,440

See summary of accounting policies and notes to consolidated financial statements.

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the quarter ended July 31, 2012 and 2011
(Unaudited)

	2012	2011

Revenues	$6,476,909	$5,048,112

Cost of revenues	(4,933,480)	(3,552,265)
Selling, general and administrative	(1,336,364)	(1,575,910)
Impairment loss	-
Amortization	-
Depreciation expense	(118,972)	(18,555)

Operating loss	88,093	(98,618)

Other income (expense):
Gain on derivative liabilities	222,942	690,883
Interest income	-	4,787
Gain on debt extinguishment		87,582
Interest expense	(428,633)	(776,928)

Net loss	$(117,598)	$(92,294)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	77,446,726	61,633,872

See summary of accounting policies and notes to consolidated financial statements.

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the quarter ended July 31, 2012 and 2011
(Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(117,598)	$(92,594)
Adjustments to reconcile net loss to net cash used provided by operating activities:
Depreciation expense, $0 and $344,995 included in cost of revenues	118,347	128,273
Amortization expense - loan discounts and deferred financing costs	-	178,500
Amortization expense - intangible	-	-
Paid in kind interest	18,932	18,088
Gain on sale of asset		-
Gain on debt extinguishment	-	(87,582)
Impairment loss	-
Stock issued for services
Warrants issued for services	-
Derivative gain	(222,942)	(690,883)
Changes in operating assets and liabilities:
Accounts receivable	416,405	236,699
Credit facility receivable	586,418	(63,335)
Inventory	(150)	(6,840)
Costs in excess of billing and estimated earnings	48,511	70,818
Prepaid expenses and other current assets	3,897	3,514
Other assets	-	2,640
Accounts payable and accrued expenses	(699,915)	294,567
Deferred revenues	(11,458)	(48,966)
Net cash provided by operating activities of operations	140,447	(57,101)

CASH FLOW INVESTING ACTIVITIES
Purchase of fixed assets	-
Net cash used in investing activities	-	-

CASH FLOW FINANCING ACTIVITIES
Proceeds from notes payable		82,500
Common stock issued for cash		10,000
Repayments made on notes payable	(14,257)	(36,313)
Common stock issued for investment
Net cash used in financing activities	(14,257)	56,187

NET CHANGE IN CASH	126,190	(914)
CASH AT BEGINNING OF YEAR	752,011	396,140
CASH AT END OF YEAR	$878,201	$395,226

SUPPLEMENTAL INFORMATION:
Interest paid	92,271	$42,383
Income taxes paid	$21,904	$21,361

NON-CASH INVESTINGAND FINANCING ACTIVITIES:
Common stock issued for conversion of notes payable	-	25,251
Purchase of patent with stock	73,892	-
Reclassification of derivative liabilities from additional paid-in capital	-
Reclassification of put notes from derivative liabilities	-
Accrued interest reclassified to related party notes payable		-
Common stock issued for settlement of accounts payable		-
Discount on notes payable from derivative liabilities		178,500

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

As of July 31, 2012, Inova measured its derivative liabilities using Level 3 inputs as defined by ASC 820 with a total fair value of $1,238,323.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, we have an accumulated deficit and negative working capital and are in default on the majority of our notes payable as of July 31, 2012. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future. Management is trying to raise additional capital through sales of stock and refinancing debt.

NOTE 3 – RELATED PARTY TRANSACTIONS

Note Payable to Southbase, LLC

Loans payable from Southbase, LLC consists of advances from existing shareholders. These notes are unsecured, bear interest at 7%, and are due in May 21, 2017. The amount due to Southbase, LLC, a company related to Adam Radly, was $142,532 as of July 31, 2012.

Desert Sellers

Seller notes with a balance of $1,389,107 relate to the Desert Communications, Inc. (“Desert”) purchase in December of 2007. They have interest rates of 18%, are secured by all of the common stock of Desert Communications, Inc. and were due in December of 2010. The notes are now in default.

Trakkers President

Seller notes with a balance of $300,581, to the president of Trakkers, relate to the Trakkers purchase in 2008. They have interest rates of 7-10%, are secured by all of the member units of Trakkers and were due in 2011. The notes are now in default.

NOTE 4 - DERIVATIVE LIABILITIES

ASC 815-40 Put Warrant Liabilities

Under ASC 815-40 “Put Warrants”, warrants for put shares should be classified as liabilities and measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. As a result, the fair value of the warrants granted to Inova’s debt holders in prior years were recorded as derivative liabilities at inception. These liabilities are subsequently measured at fair value at the end of each reporting period with the changes recorded to earnings. As of July 31, 2012, Inova had $201,250 of derivative liabilities as a result of these provisions.

ASC 815-15 Conversion Option and Warrant Liabilities

During fiscal 2010, Inova determined that the instruments embedded in a convertible put note exercised by one of Inova’s lenders should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

Because the number of shares to be issued upon settlement cannot be determined under these instruments, Inova cannot determine whether it will have sufficient authorized shares at a given date to settle any other of its share-settleable instruments. As a result of this, under ASC 815-15 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock” (formerly EITF 00-19), the conversion options noted above and all other share-settleable instruments are classified as liabilities. Inova has three conversion options embedded in notes payable agreements and 8,839,513 warrants to purchase Inova common stock that are classified as liabilities as a result of the provisions of the convertible put notes. As of July 31, 2012, Inova had $1,037,073 of derivative liabilities as a result of these provisions.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at April 30, 2012	$1,461,265
Extinguishment of derivative liabilities (see Note 8)
Addition of derivative liabilities (see Note 8)
Change in fair value	(222,942)
Balance at July 31, 2011	$1,238,323

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

The following table presents three month segment information:
	Trakkers,	Desert
	LLC &	Communications,
	RightTag,	Inc.	Corporate	Total
	Inc.
Revenues	$299,011	6,177,898	-	6,476,909
Net income (loss)	(313,360)	276,071	(80,309)	(117,598)
Total assets	1,512,731	2,750,335	3,390,554	7,653,320

NOTE 6 – WARRANTS

The following tables summarize common stock warrants outstanding by entity:

				Weighted
				average
		Weighted		remaining
Warrants to purchase Inova common		average	Aggregate	contractual
stock	Warrants	exercise price	intrinsic value	life (years)
Outstanding at April 30, 2012	9,839,513	$0.03	77,441	1.57
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	1,000,000	-
Outstanding at July 31, 2012	8,839,513	$0.01	$37,913	1.35

Weighted
average
		Weighted			remaining
Warrants to purchase Trakkers		average		Aggregate	contractual
common stock	Warrants	exercise price		intrinsic value	life (years)
Outstanding at April 30, 2012	13.50	$-	$		2.18
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at July 31, 2012	13.50	$-	$		1.92

All warrants above were exercisable as of July 31, 2012.

NOTE 7 – COMMON STOCK

During the three months ended July 31, 2012, Inova purchased the intellectual property from Southbase International Limited (“Southbase), a related party due to ownership in Southbase by Inova’s CEO.  The intellectual property purchased is a license to use ShopInova, an iPhone application, and its related intellectual property rights.  Inova issued 12,315,270 shares of common stock for the intellectual property, for a total value of $73,892, based on the Inova stock trading price on the closing date.

NOTE 8 – DEBT

The following table summarizes outstanding debt as of July 31, 2012 and April 30, 2012:

	July 31,	April 30,
	2012	2012
	Carrying	Carrying
Lender	Amount	Amount

Boone Lenders, LLC	$6,902,108	$6,883,176
Ascendiant Opportunity Fund, LLC	1,153,930	1,153,930
Agile Opportunity Fund, LLC	173,500	173,500
IBM - Trakkers, LLC

Lease Facility	71,584	70,183
Desert Communications, Inc. Sellers	1,389,107	1,389,107
Trakkers, LLC Sellers	1,769,686	1,769,686
Southbase, LLC - Related Party	142,532	142,532

Other	154,000	154,298
Total	$11,756,447	$11,736,412

Of the total outstanding debt, $11,125,175 was in default as of July 31, 2012. Principal owed to Boone Lenders, LLC (“Boone”) increased due to the paid-in kind interest described below.

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

For the three months ended July 31, 2012, a total of $18,932 of interest was recognized and recorded to the principal balance of loans from Boone.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JULY 31, 2012

Net revenues increased from $5,048,112 in the three-month period ending July 31, 2011 to $6,476,909 for the three-month period ending July 31, 2012. The increase in revenue is due to changes in the timing of various projects in Desert.

Cost of sales increased from $3,442,847 in the three-month period ending July 31, 2011 to $4,933,480 for the three-month period ending July 31, 2012. The increase is a result of the revenue increase described above.

Operating expenses decreased from $1,704,183 for the three months ending July 31, 2011 to $1,455,336 for the same period in 2012. This was mainly due to the decrease in the loss on transfer of assets.

Net loss increased from $92,594 for the three months ending July 31, 2011 to a net loss of $117,598 for the same period in 2012. This is due to  higher cost of sales.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations for the three month period ended July 31, 2011 was $57,101 as compared to cash provided by operations of $140,447 for the three months ended July 31, 2012. Cash used in investing activities for the three month period ended July 31, 2011 and July 31, 2012 was $0. Cash provided by financing activities for the period ended July 31, 2011 was $56,187, as compared to $14,257 used in financing activities for the three months ended July 31, 2012.

Our operating activities for the three months ended July 31, 2012, have generated adequate cash to meet our operating needs. As of July 31, 2011, we had cash and cash equivalents totaling $878,201, and receivables of $1,708,799.

As of the date of the filing the Company is attempting to restructure its debt with Boone and some other creditors. If successful there would be a significant decrease in the current portion of debt outstanding, interest rate reductions and extended maturity dates. If unsuccessful, we will continue to be in default on these loans and incur additional interest expense.

EBITDA

EBITDA for the 3 month period is $228,969. EBITDA is Earnings before interest, tax, depreciation and amortization:

EBITDA	31-July-12
Net income	(117,598)
Interest	428,632
Derivative gain	(222,941)
Tax	21,904
Depreciation/Amortization	118,972
EBITDA	228,969

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

Dated: September 17, 2012	By:	/s/ Adam Radly
Adam Radly
Chief Executive Officer
Dated: September 17, 2012	By:	/s/ Bob Bates
Bob Bates
Chief Financial Officer