Form 10-Q/A
period 2012-07-31
Inova Technology Inc.
filed 2012-10-11
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

Dated: October 11, 2012	By:	/s/ Adam Radly
Adam Radly
Chief Executive Officer
Dated: October 11, 2012	By:	/s/ Bob Bates
Bob Bates
Chief Financial Officer