Form 10-Q
period 2012-10-31
Inova Technology Inc.
filed 2012-12-17
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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
☐ Yes ☒ No
State the number of shares of outstanding of each of the issuer’s classes of common equity, as of November 12, 2012: 92,636,083

Inova Technology Inc.

Form 10-Q

Item 1. Financial Statements

INOVA TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2012	April 30, 2012

ASSETS

Current assets
Cash	1,156,430	$752,011
Accounts receivable, net of allowance of $81,283 and $81,283	51,959	107,471
Contract receivables, net of allowance of $21,746 and $21,746	629,191	1,126,221
Credit facility receivable	564,126	1,477,930
Inventory	129,129	98,921
Costs in excess of billing and estimated earnings	200,202	201,602
Prepaid and other current assets	43,904	52,484

Total current assets	2,774,941	3,816,640

Fixed assets, net	96,003	113,308
Revenue earning equipment, net	367,433	586,896
Goodwill, net	4,157,596	4,157,596
Intangibles	73,892	-

Total assets	$7,469,865	$8,674,440

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	264,835	$1,739,006
Accrued liabilities	4,891,324	4,479,224
Deferred income	382,179	395,781
Derivative liabilities	1,118,446	1,461,265
Notes payable - related parties	1,689,688	1,689,688
Notes payable	10,121,277	9,904,192
Total current liabilities	18,467,749	19,669,156

Notes payable - related parties, net of current maturities	114,219	142,532

Total liabilities	18,581,968	19,811,688

Stockholders' deficit
Convertible preferred stock, $0.001 par value; 25,000,000 shares authorized; 1,500,000 shares issued and outstanding (the cost of the shares are included in non-controlling interest)		-
Common stock, $0.001 par value; 500,000,000 shares authorized; 92,626,703 and 76,364,065 shares issued and outstanding	92,626	76,364
Additional paid-in capital	5,347,212	5,249,518
Accumulated deficit	(17,859,447)	(17,770,636)
Total Inova Technology, Inc stockholders' deficit	(12,419,609)	(12,444,754)
Non-controlling interest	1,307,506	1,307,506
Total stockholders' deficit	(11,112,103)	(11,137,248)

Total liabilities and stockholders' deficit	$7,469,865	$8,674,440

See summary of accounting policies and notes to unaudited consolidated financial statements.

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended October 30, 2012 and 2011
(Unaudited)

	2012	2011

Revenues	$5,613,455	$5,658,150

Cost of revenues	(4,022,696)	(4,301,072)
Selling, general and administrative	(1,368,126)	(1,083,783)
Depreciation expense	(8,378)	(26,211)

Operating loss	214,255	247,084

Other income (expense):
Gain on derivative liabilities	94,813	824,336
Other income	-	6,210
Interest expense	(280,281)	(814,401)

Net income	$28,787	$263,229

Basic and diluted loss per share	$0.00	$0.00

Weighted average common shares outstanding-basic	90,553,955	62,942,954

Weighted average common shares outstanding-diluted	98,138,677	314,902,950

See summary of accounting policies and notes to unaudited consolidated financial statements.

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the six months ended October 30, 2012 and 2011 (Unaudited)

	2012	2011

Revenues	$12,090,364	$10,706,262

Cost of revenues	(9,065,594)	(7,853,337)
Selling, general and administrative	(2,704,490)	(2,659,693)
Depreciation expense	(17,932)	(45,066)

Operating loss	302,348	148,166

Other income (expense):
Gain (Loss) on derivative liabilities	317,755	1,515,219
Other income	-	10,997
Gain (Loss) on debt extinguishment	-	87,582
Interest expense	(708,914)	(1,591,329)

Net income (loss)	$(88,811)	$170,635

Basic and diluted income (loss) per share	$(0.00)	$0.00

Weighted average common shares outstanding-basic	84,030,624	62,288,279
Weighted average common shares outstanding-diluted	84,030,624	87,355,292

See summary of accounting policies and notes to unaudited consolidated financial statements.

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended October 30, 2012 and 2011 (Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(88,811)	$170,635
Adjustments to reconcile net loss to net cash used provided by operating activities:
Depreciation expense, $218,836 and $344,995 included in cost of revenues	236,768	263,902
Amortization expense - loan discounts and deferred financing costs	-	282,000
Paid in kind interest	18,932	33,197
Gain on debt extinguishment	-	(87,582)
Stock issued for services	-	48,000
Legal expenses paid directly by third party debtholder	222,751	-
Derivative gain	(317,755)	(1,515,219)
Changes in operating assets and liabilities:
Accounts receivable	552,542	524,807
Credit facility receivable	913,804	(300,708)
Inventory	(30,208)	(6,468)
Costs in excess of billing and estimated earnings	1,400	9,627
Prepaid expenses and other current assets	8,580	21,948
Other assets	-	6,121
Accounts payable and accrued expenses	(1,046,710)	686,184
Deferred revenues	(13,602)	98,258
Net cash provided by operating activities of operations	457,691	234,702

CASH FLOW INVESTING ACTIVITIES
	-	-
Net cash used in investing activities	-	-

CASH FLOW FINANCING ACTIVITIES
Proceeds from notes payable	-	82,500
Common stock issued for cash	-	10,000
Repayments made on notes payable	(53,272)	(67,661)
Net cash used in financing activities	(53,272)	24,839

NET CHANGE IN CASH	404,419	259,541
CASH AT BEGINNING OF YEAR	752,011	396,140
CASH AT END OF YEAR	$1,156,430	$655,681

SUPPLEMENTAL INFORMATION:
Interest paid	$116,441	$129,197
Income taxes paid	$21,904	$30,000

NON-CASH INVESTINGAND FINANCING ACTIVITIES:
Common stock issued for conversion of notes payable	15,000	33,251
Purchase of patent with stock	73,892	-
Settlement of derivative liabilities due to conversion of related notes payable	25,064
Discount on notes payable from derivative liabilities	-	282,000

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

As of October 31, 2012, Inova measured its derivative liabilities using Level 3 inputs as defined by ASC 820 with a total fair value of $1,118,446.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, we have an accumulated deficit and negative working capital and are in default on the majority of our notes payable as of October 31, 2012. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future. Management is trying to raise additional capital through sales of stock and refinancing debt.

NOTE 3 – RELATED PARTY TRANSACTIONS

Note Payable to Southbase, LLC

Loans payable from Southbase, LLC consists of advances from existing shareholders. These notes are unsecured, bear interest at 7%, and are due in May 21, 2017. The amount due to Southbase, LLC, a company related to Adam Radly, was $114,219 as of October 31, 2012.

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

NOTE 4 - DERIVATIVE LIABILITIES

ASC 815-40 Put Warrant Liabilities

Under ASC 815-40 “Put Warrants”, warrants for put shares should be classified as liabilities and measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. As a result, the fair value of the warrants granted to Inova’s debt holders in prior years were recorded as derivative liabilities at inception. These liabilities are subsequently measured at fair value at the end of each reporting period with the changes recorded to earnings. As of October 31, 2012, Inova had $252,548 of derivative liabilities as a result of these provisions.

ASC 815-15 Conversion Option and Warrant Liabilities

During fiscal 2010, Inova determined that the instruments embedded in a convertible put note exercised by one of Inova’s lenders should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

Because the number of shares to be issued upon settlement cannot be determined under these instruments, Inova cannot determine whether it will have sufficient authorized shares at a given date to settle any other of its share-settleable instruments. As a result of this, under ASC 815-15 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock” (formerly EITF 00-19), the conversion options noted above and all other share-settleable instruments are classified as liabilities. Inova has three conversion options embedded in notes payable agreements and 8,839,513 warrants to purchase Inova common stock that are classified as liabilities as a result of the provisions of the convertible put notes. As of October 31, 2012, Inova had $865,898 of derivative liabilities as a result of these provisions.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at April 30, 2012	$1,461,265
Settlement of derivative liabilities due to conversion of related notes payable	(25,064)
Change in fair value	(317,755)
Balance at October 31, 2012	$1,118,446

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

The following table presents three month segment information:

	Trakkers,
	LLC &	Desert
	RightTag,	Communications,
	Inc.	Inc.	Corporate	Total
Revenues	$353,485	5,259,970	0	5,613,455
Net income (loss)	(214,634)	326,801	(83,380)	28,787
Total assets	1,438,147	2,635,161	3,396,557	7,469,865

NOTE 6 – WARRANTS

The following tables summarize common stock warrants outstanding by entity:

Weighted
		Weighted		average
		average	Aggregate	remaining
Warrants to purchase Inova common		exercise	intrinsic	contractual
stock	Warrants	price	value	life (years)
Outstanding at April 30, 2012	9,839,513	$0.03	$77,441	1.57
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	1,000,000	-
Outstanding at October 31, 2012	8,839,513	$0.01	$55,369	1.17

Weighted
		Weighted		average
		average	Aggregate	remaining
Warrants to purchase Trakkers		exercise	intrinsic	contractual
common stock	Warrants	price	value	life (years)
Outstanding at April 30, 2012	13.50	$-	$	2.18
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at October 31, 2012	13.50	$-	$	1.67

All warrants above were exercisable as of October 31, 2012.

NOTE 7 – COMMON STOCK

During the six months ended October 31, 2012, Inova purchased the intellectual property from Southbase International Limited (“Southbase), a related party due to ownership in Southbase by Inova’s CEO. The intellectual property purchased is a license to use ShopInova, an iPhone application, and its related intellectual property rights. Inova issued 12,315,270 shares of common stock for the intellectual property, for a total value of $73,892, based on the Inova stock trading price on the closing date.

In September of 2012, Inova issued 3,947,368 shares of common stock for the conversion of $15,000 of third party debt.

NOTE 8 – DEBT

The following table summarizes outstanding debt as of October 31, 2012 and April 30, 2012:

	October 31,	April 30,
	2012	2012
	Carrying	Carrying
Lender	Amount	Amount

Boone Lenders, LLC	$7,124,859	$6,883,176
Ascendiant Opportunity Fund, LLC	1,153,930	1,153,930
Agile Opportunity Fund, LLC	173,500	173,500
IBM - Trakkers, LLC

Lease Facility	60,584	70,183
Desert Communications, Inc. Sellers	1,389,107	1,389,107
Trakkers, LLC Sellers	1,769,686	1,769,686
Southbase, LLC - Related Party	114,220	142,532

Other	139,298	154,298
Total	$11,925,184	$11,736,412

Of the total outstanding debt, $11,125,175 was in default as of October 31, 2012. Principal owed to Boone Lenders, LLC (“Boone”) increased due to the paid-in kind interest described below. $222,751of legal fees were added to the Boone notes.

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

For the six months ended October 31, 2012, a total of $18,932 of interest was recognized and recorded to the principal balance of loans from Boone.

NOTE 9 – SUBSEQUENT EVENTS

In November of 2012, Inova issued 2,507,375 shares of common stock for services rendered.

In December, Inova's S1 for the offering of 375,000,000 shares became effective.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2012

Net revenues decreased from $5,658,150 in the three-month period ending October 31, 2011 to $5,613,455 for the three-month period ending October 31, 2012. The increase in revenue is due to changes in the timing of various projects in Desert.

Cost of sales decreased from $4,301,072 in the three-month period ending October 31, 2011 to $4,022,696 for the three-month period ending October 31, 2012. The increase is a result of the revenue decrease described above.

Operating expenses increased from $1,083,783 for the three months ending October 31, 2011 to $1,368,126 for the same period in 2012. This was mainly due to the increase in professional fees.

Net income decreased from $263,229 for the three months ending October 31, 2011 to a net income of $28,787 for the same period in 2012. This is due to higher operating expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED OCTOBER 31, 2012

Net revenues increased from $10,706,262 in the six-month period ending October 31, 2011 to $12,090,364 for the six-month period ending October 31, 2012. The increase in revenue is due to changes in the timing of various projects in Desert.

Cost of sales increased from $7,853,337 in the six-month period ending October 31, 2011 to $9,065,594 for the six-month period ending October 31, 2012. The increase is a result of the revenue increase described above.

Operating expenses increased from $2,659,693 for the six months ending October 31, 2011 to $2,704,490 for the same period in 2012. This was mainly due to the increase in professional fees.

Net income increased from $170,635 for the six months ending October 31, 2011 to net loss of $88,811 for the same period in 2012. This is due to a non-cash derivative gain of $1,515,219 for the six months ended October 31, 2011 compared to a $317,755 gain for the six months ended October 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the six month period ended October 31, 2011 was $234,702 as compared to cash provided by operations of $457,691 for the six months ended October 31, 2012. Cash used in investing activities for the six month period ended October 31, 2011 and October 31, 2012 was $0. Cash provided by financing activities for the period ended October 31, 2011 was $24,839, as compared to $53,272 used in financing activities for the six months ended October 31, 2012.

Our operating activities for the six months ended October 31, 2012, have generated adequate cash to meet our operating needs. As of October 31, 2012, we had cash and cash equivalents totaling $1,156,430, and receivables of $681,150.

As of the date of the filing the Company is attempting to restructure its debt with Boone and some other creditors. If successful there would be a significant decrease in the current portion of debt outstanding, interest rate reductions and extended maturity dates. If unsuccessful, we will continue to be in default on these loans and incur additional interest expense.

EBITDA

EBITDA for the six month period is $576,055. EBITDA is Earnings before interest, tax, depreciation and amortization:

EBITDA	31-October-12
Net income (loss)	(88,811)
Interest	708,914
Derivative gain	(317,755)
Tax	36,939
Depreciation/Amortization	236,768
EBITDA	576,055

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

Dated: December 17, 2012	By:	/s/ Adam Radly
Adam Radly
Chief Executive Officer

Dated: December 17, 2012	By:	/s/ Bob Bates
Bob Bates
Chief Financial Officer