Form 10-Q/A
period 2012-10-31
Inova Technology Inc.
filed 2012-12-19
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Inova Technology Inc. (the “Company”) for the quarter ended October 31, 2012 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on December 17, 2012. The Amendment is being filed to submit Exhibits 101. The Amendment revises the exhibit index included in Part II, Item 5 of the Original Filing and Exhibit 101 (XBRL interactive data) is included as an exhibit to the Amendment.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officers are filed as exhibits hereto.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

PART II – OTHER INFORMATION

ITEM 5 — EXHIBITS

Exhibit
Number		Description
31.1	*	Certification of the Chief Executive Officer required by Rule 13a - 14(a) or Rule 15d - 14(a)
31.2	*	Certification of the Chief Financial Officer required by Rule 13a - 14(a) or Rule 15d - 14(a)
32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.	INS*	XBRL INSTANCE DOCUMENT
101.	SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.	CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.	DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.	LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.	PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 19, 2012	By:	/s/ Adam Radly
Adam Radly
Chief Executive Officer

Dated: December 19, 2012	By:	/s/ Bob Bates
Bob Bates
Chief Financial Officer