Form 10-K/A
period 2012-04-30
Inova Technology Inc.
filed 2013-01-14
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A

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
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐

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
Yes ☐ No ☑

EXPLANATORY NOTE:

Inova Technology,  Inc. (the “Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended April 30, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on July 30, 2012 (the “Original Filing” and together with the Form 10-K/A, the “Form 10-K”). As amended by this Form 10-K/A, the Form 10-K reflects the cover page being filled out completely, in terms of answering all questions on the page. We also amended the language pertaining to our CEO's services.

Note 7-Southbase Int'l, Ltd.

Southbase is a company related to Adam Radly, our CEO. The Company has a consulting agreement with Southbase earning fees of $20,000 per month. No part of these consulting fees includes personal compensation to Mr. Radly.

Item 11-other related party information.

We are not a party to an employment agreement with Mr Radly. Mr Radly has agreed to provide his services at no cost to the Company. A company in which Mr Radly has an interest (and therefore is defined as “related” to Mr Radly) does provide services to the Company that do not include his services as CEO of Inova. The total amount earned by this entity in the most recent fiscal years (the 12 months ending April 2011 and 2012) was $240,000, per the management fee agreement. These amounts are reflected in this executive compensation disclosure for Mr. Radly because he has disclosed that he has an interest in this company. This is the same $240,000 referenced in the related parties section of this disclosure.

SIGNATURES

INOVA TECHNOLOGY INC.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INOVA TECHNOLOGY, INC.

By: /s/ Adam Radly

Adam Radly, Chief Executive Officer

Date: January 11, 2013

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Name and Title	Date

/s/ Adam Radly	Adam Radly
	Chairman and CEO	January 11, 2013

/s/ Bob Bates	Bob Bates
	CFO	January 11, 2013

/s/ Paul Aunger	Paul Aunger
	Secretary and Director	January 11, 2013