Form 10-Q
period 2013-01-31
Inova Technology Inc.
filed 2013-03-18
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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
☐ Yes ☒ No
State the number of shares of outstanding of each of the issuer’s classes of common equity, as of March 19, 2013: 105,817,779

Inova Technology Inc.

Form 10-Q

Item 1. Financial Statements

INOVA TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2013	April 30, 2012

ASSETS

Current assets
Cash	249,452	$752,011
Accounts receivable, net of allowance of $81,283 and $81,283	38,225	107,471
Contract receivables, net of allowance of $21,746 and $21,746	597,069	1,126,221
Credit facility receivable	700,184	1,477,930
Inventory	65,026	98,921
Costs in excess of billing and estimated earnings	30,372	201,602
Prepaid and other current assets	11,499	52,484

Total current assets	1,691,827	3,816,640

Fixed assets, net	88,460	113,308
Revenue earning equipment, net	258,018	586,896
Goodwill, net	4,157,596	4,157,596
Intangibles	73,892	-

Total assets	$6,269,793	$8,674,440

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	497,460	$1,739,006
Accrued liabilities	7,140,646	4,479,224
Deferred income	376,423	395,781
Derivative liabilities	785,021	1,461,265
Notes payable - related parties	1,689,688	1,689,688
Notes payable	10,107,755	9,904,192
Total current liabilities	20,596,993	19,669,156

Notes payable - related parties, net of current maturities	142,532	142,532

Total liabilities	20,739,525	19,811,688

Stockholders' deficit
Convertible preferred stock, $0.001 par value; 25,000,000 shares authorized; 1,500,000 shares issued and outstanding (the cost of the
shares are included in non-controlling interest)		-
Common stock, $0.001 par value; 500,000,000 shares
authorized; 105,657,887 and 76,364,065 shares issued and outstanding	105,658	76,364
Additional paid-in capital	5,484,229	5,249,518
Accumulated deficit	(21,367,125)	(17,770,636)
Total Inova Technology, Inc stockholders' deficit	(15,777,238)	(12,444,754)
Non-controlling interest	1,307,506	1,307,506
Total stockholders' deficit	(14,469,732)	(11,137,248)

Total liabilities and stockholders' deficit	$6,269,793	$8,674,440

See summary of accounting policies and notes to unaudited consolidated financial statements.

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended January 31, 2013 and 2012
(Unaudited)

	2013	2012

Revenues	$2,552,002	$3,738,630

Cost of revenues	(1,834,872)	(2,631,874)
Selling, general and administrative	(1,632,640)	(1,343,704)
Depreciation expense	(7,540)	(19,222)

Operating loss	(923,050)	(256,170)

Other income (expense):
Gain on derivative liabilities	222,476	159,990
Interest expense	(2,807,104)	(561,253)

net loss	$(3,507,678)	$(657,433)

Basic and diluted loss per share	$(0.04)	$(0.01)

Weighted average common shares outstanding	95,143,458	71,444,179

See summary of accounting policies and notes to unaudited consolidated financial statements.

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the nine months ended January 31, 2013 and 2012 (Unaudited)

	2013	2012

Revenues	$14,642,366	$14,444,892

Cost of revenues	(10,681,630)	(10,485,211)
Selling, general and administrative	(4,555,966)	(4,003,397)
Depreciation expense	(25,472)	(64,288)

Operating loss	(620,702)	(108,004)

Other income (expense):
Gain (Loss) on derivative liabilities	540,231	1,675,209
Other income	-	10,997
Gain (Loss) on debt extinguishment	-	87,582
Interest expense	(3,516,018)	(2,152,582)

Net loss	$(3,596,489)	$(486,798)

Basic and diluted income (loss) per share	$(0.04)	$(0.01)

Weighted average common shares outstanding-basic	88,004,017	65,325,212
Weighted average common shares outstanding-diluted	88,004,017	65,325,212

See summary of accounting policies and notes to unaudited consolidated financial statements.

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended January 31, 2013 and 2012 (Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,596,489)	$(486,798)
Adjustments to reconcile net loss to net cash used provided by operating activities:
Depreciation expense, $0 and $344,995 included in cost of revenues	353,726	392,542
Amortization expense - loan discounts and deferred financing costs	-	282,000
Paid in kind interest	18,932	33,197
Gain on debt extinguishment	-	(87,582)
Stock issued for services	17,000	72,000
Legal expenses paid directly by third party debtholder	222,751	-
Derivative gain	(540,231)	(1,675,209)
Changes in operating assets and liabilities:
Accounts receivable	636,623	294,152
Credit facility receivable	777,746	3,277
Inventory	(4,330)	9,830
Costs in excess of billing and estimated earnings	171,230	209,384
Prepaid expenses and other current assets	40,985	7,361
Other assets	-	16,634
Accounts payable and accrued expenses	1,525,191	1,092,099
Deferred revenues	(19,358)	(24,777)
Net cash provided by operating activities of operations	(396,224)	138,110

CASH FLOW INVESTING ACTIVITIES
		-
Net cash used in investing activities	-	-

CASH FLOW FINANCING ACTIVITIES
Proceeds from notes payable	65,814	82,500
Payment of legal fees capitalized	(118,877)	10,000
Repayments made on notes payable	(53,272)	(111,463)
Net cash used in financing activities	(106,335)	(18,963)

NET CHANGE IN CASH	(502,559)	119,147
CASH AT BEGINNING OF YEAR	752,011	396,140
CASH AT END OF YEAR	$249,452	$515,287

SUPPLEMENTAL INFORMATION:
Interest paid	$536,966	$165,485
Income taxes paid	$21,904	$30,000

NON-CASH INVESTINGAND FINANCING ACTIVITIES:
Common stock issued for conversion of notes payable	37,100	45,251
Purchase of patent with stock	73,892	-
Common stock issued for settlement of accounts payable		125,000
Settlement of derivative liabilities due to conversion of related notes payable	136,013	62,842
Discount on notes payable from derivative liabilities	-	282,000

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

As of January 31, 2013, Inova measured its derivative liabilities using Level 3 inputs as defined by ASC 820 with a total fair value of $785,021.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, we have an accumulated deficit and negative working capital and are in default on the majority of our notes payable as of January 31, 2013. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future. Management is trying to raise additional capital through sales of stock and refinancing debt.

NOTE 3 – RELATED PARTY TRANSACTIONS

Note Payable to Southbase, LLC

Loans payable from Southbase, LLC consists of advances from existing shareholders. These notes are unsecured, bear interest at 7%, and are due in May 21, 2017. The amount due to Southbase, LLC, a company related to Adam Radly, was $142,532 as of January 31, 2013.

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

NOTE 4 - DERIVATIVE LIABILITIES

ASC 815-40 Put Warrant Liabilities

Under ASC 815-40 “Put Warrants”, warrants for put shares should be classified as liabilities and measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. As a result, the fair value of the warrants granted to Inova’s debt holders in prior years were recorded as derivative liabilities at inception. These liabilities are subsequently measured at fair value at the end of each reporting period with the changes recorded to earnings. As of January 31, 2013, Inova had $785,021 of derivative liabilities as a result of these provisions.

ASC 815-15 Conversion Option and Warrant Liabilities

During fiscal 2010, Inova determined that the instruments embedded in a convertible put note exercised by one of Inova’s lenders should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

Because the number of shares to be issued upon settlement cannot be determined under these instruments, Inova cannot determine whether it will have sufficient authorized shares at a given date to settle any other of its share-settleable instruments. As a result of this, under ASC 815-15 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock” (formerly EITF 00-19), the conversion options noted above and all other share-settleable instruments are classified as liabilities. Inova has three conversion options embedded in notes payable agreements and 8,839,513 warrants to purchase Inova common stock that are classified as liabilities as a result of the provisions of the convertible put notes. As of January 31, 2013, Inova had $785,021 of derivative liabilities as a result of these provisions.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at April 30, 2012	$1,461,265
Settlement of derivative liabilities due to conversion of related notes payable	(136,013)
Change in fair value	(540,231)
Balance at January 31, 2013	$785,021

Valuation Models

Inova values its warrant derivatives and simple conversion option derivatives using the Black-Scholes option-pricing model. Assumptions used include (1) 0.15% risk-free interest rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility 261% to 390%, (4) zero expected dividends (5) exercise prices as set forth in the agreements, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

Inova valued the conversion options and reset provisions under its convertible put exercise note with Boone using a Monte Carlo simulation model utilizing present value and various probabilities of events. Assumptions used include (1) 0.15% risk free rate, (2) conversion prices as set forth in the agreement, (3) expected Inova stock price volatility of 322%, (4) expected Desert stock price volatility of 25%, and (6) common stock price of the underlying share on the valuation date. Inova valued the note as a combination of the underlying debt payment and series of two options. Since the options are mutually exclusive, the Monte Carlo simulation was used to estimate when either of the options is exercisable. When both are exercisable Inova assumed that the more valuable of the two would be exercised.

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

The following table presents nine month segment information:

	Trakkers,
	LLC &	Desert
	RightTag,	Communications,
	Inc.	Inc.	Corporate	Total
Revenues	$834,914	13,807,452	0	14,642,366
Net income (loss)	(856,943)	(163,527)	(2,576,019)	(3,596,489)
Total assets	221,837	1,604,205	4,443,751	6,269,793

NOTE 6 – WARRANTS

The following tables summarize common stock warrants outstanding by entity:

Weighted
		Weighted		average
		average	Aggregate	remaining
Warrants to purchase Inova common		exercise	intrinsic	contractual
stock	Warrants	price	value	life (years)
Outstanding at April 30, 2012	9,839,513	$0.03	$77,441	1.57
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	1,000,000	-
Outstanding at January 31, 2013	8,839,513	$0.01	$52,334	.97

Weighted
		Weighted		average
		average	Aggregate	remaining
Warrants to purchase Trakkers		exercise	intrinsic	contractual
common stock	Warrants	price	value	life (years)
Outstanding at April 30, 2012	13.50	$-	$	2.18
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at January 31, 2013	13.50	$-	$	1.42

All warrants above were exercisable as of January 31, 2013.

NOTE 7 – COMMON STOCK

During the nine months ended January 31, 2013, Inova purchased the intellectual property from Southbase International Limited (“Southbase), a related party due to ownership in Southbase by Inova’s CEO. The intellectual property purchased is a license to use ShopInova, an iPhone application, and its related intellectual property rights. Inova issued 12,315,270 shares of common stock for the intellectual property, for a total value of $73,892, based on the Inova stock trading price on the closing date.

During the nine months ended January 31, 2013 Inova issued:
•	14,471,177 shares of common stock for the conversion of $37,100 of third party debt.
•	2,507,375 with a fair value of $17,000 for services

NOTE 8 – DEBT

The following table summarizes outstanding debt as of January 31, 2013 and April 30, 2012:

	January 31,	April 30,
	2013	2012
	Carrying	Carrying
Lender	Amount	Amount

Boone Lenders, LLC	$7,005,982	$6,883,176
Ascendiant Opportunity Fund, LLC	1,155,018	1,153,930
Agile Opportunity Fund, LLC	173,500	173,500
IBM - Trakkers, LLC

Lease Facility	66,500	70,183
Desert Communications, Inc. Sellers	1,389,107	1,389,107
Trakkers, LLC Sellers	1,769,686	1,769,686
Southbase, LLC - Related Party	142,532	142,532

Other	237,650	154,298
Total	$11,939,975	$11,736,412

Of the total outstanding debt, $11,797,443 was in default as of January 31, 2013. Principal owed to Boone Lenders, LLC (“Boone”) increased due to the paid-in kind interest described below. $222,751of legal fees were added to the Boone notes, of which $118,877 was paid off by January 31, 2013.

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

During the nine months ended January 31, 2013, Inova and Boone re-negotiated the terms of certain of their loans for which interest had previously been forgiven.  As a result, Inova agreed to recognized additional interest expense during the three months of ended January 31, 2013 of approximately $1,900,000.

NOTE 9 – SUBSEQUENT EVENTS

As of March 1, 2013 Paul Aunger resigned as director/secretary/treasurer. The new secretary/treasurer is Adam Radly.

Subsequent to January 31, 2013, Asher converted $24,750 of its debt for 9,027,311 shares.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JANUARY 31, 2013

Net revenues decreased from $3,738,630 in the three-month period ending January 31, 2012 to $2,552,002 for the three-month period ending January 31, 2013. The decrease in revenue is due to changes in the timing of various projects in Desert.

Cost of sales decreased from $2,631,874 in the three-month period ending January 31, 2012 to $1,834,872 for the three-month period ending January 31, 2013. The decrease is a result of the revenue decrease described above.

Operating expenses increased from $1,343,704 for the three months ending January 31, 2012 to $1,523,222 for the same period in 2013. This was mainly due to the increase in professional fees.

Net loss increased from $657,433 for the three months ending January 31, 2012 to a net loss of $3,507,678 for the same period in 2013. This is due to higher operating expenses and higher interest expense. The interest expense increase is primarily due to renegotiation of loan terms with our senior lender leading to the increase in interest expense.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED JANUARY 31, 2013

Net revenues increased from $14,444,892 in the nine-month period ending January 31, 2012 to $14,642,366 for the nine-month period ending January 31, 2013. The increase in revenue is due to changes in the timing of various projects in Desert.

Cost of sales increased from $10,485,211 in the nine-month period ending January 31, 2012 to $10,681,630 for the nine-month period ending January 31, 2013. The increase is a result of the revenue increase described above.

Operating expenses increased from $4,003,397 for the nine months ending January 31, 2012 to $4,227,712 for the same period in 2013. This was mainly due to the increase in professional fees.

Net loss increased from $486,798 for the nine months ending January 31, 2012 to net loss of $3,596,489 for the same period in 2013. This is due to a non-cash derivative gain of $540,231 for the nine months ended January 31, 2013 compared to a $1,675,209 gain for the nine months ended January 31, 2012. Interest also increased significantly due to the issue listed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the nine month period ended January 31, 2012 was $138,110 as compared to cash used in operations of $515,101 for the nine months ended  January 31, 2013. Cash used in investing activities for the nine month period ended January 31, 2012 and January 31, 2013 was $0. Cash used infinancing activities for the period ended January 31, 2012 was $18,963, as compared to $12,542 used in financing activities for the nine months ended January 31, 2013.

Our operating activities for the nine months ended January 31, 2013, have generated adequate cash to meet our basic operating needs, but only sufficient to service debt on a limited basis. As of January 31, 2013, we had cash and cash equivalents totaling $249,452, and receivables of $1,297,253.

As of the date of the filing the Company is attempting to restructure its debt with Boone and some other creditors. If successful there would be a significant decrease in the current portion of debt outstanding, interest rate reductions and extended maturity dates. If unsuccessful, we will continue to be in default on these loans and incur additional interest expense, and may face additional financial or legal issues.

EBITDA

Management believes adjusted EBITDA provides a more useful measure of company performance. This is because there are several measures included in GAAP net income which are related to warrant/derivative accounting. We consider these items to be unrelated to operating income and performance, and they do not impact our cash flow or debt service.
However there is a limitation in using Adjusted EBITDA; each company may use a different definition of Adjusted EBITDA and therefore it is hard to compare them to each other. For example our company might use different add-backs to net income than our competitors, thus making it more difficult to compare us to them. We compensate for this by regularly including adjusted EBITDA in our filings so that our performance can be measured over time.

GAAP Financial statements: We therefore advise readers to refer to the GAAP financial statements as the format of those is standardized and uniform in comparison with any other audited company. In these we show net income as ($3,596,489) for the 9 months ending January 31, 2013. In addition, working capital ratios and other liquidity measures, total debt and debt/equity ratio are common measures used by companies to measure performance. These statements are audited whereas the adjusted EBITDA amounts are not opined to by the auditors but are a management tool.

Adjusted EBITDA for the 9 months ending January 31, 2013 was $(228,963). Adjusted EBITDA is Earnings before interest, tax, depreciation and amortization. Inova also excludes the non-cash loss on derivative liabilities, gain on debt extinguishment and impairment charges from its adjusted EBITDA calculation. Non-cash loss on derivative liabilities, gain on debt extinguishment, impairment charges, depreciation and amortization are excluded from adjusted EBITDA because they do not require cash payments.

Adjusted EBITDA	31-January-13
Net income (loss)	(3,596,489)
Interest	3,516,018
Derivative gain	(540,231)
Tax	38,013
Depreciation/Amortization	353,726
Adjusted EBITDA	(228,963)

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

Dated: March 18, 2013	By:	/s/ Adam Radly
Adam Radly
Chief Executive Officer

Dated: March 18, 2013	By:	/s/ Bob Bates
Bob Bates
Chief Financial Officer