Form 10-Q/A
period 2013-01-31
Inova Technology Inc.
filed 2013-03-21
CIK 1088211

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

☐ Yes ☒ No

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of March 21, 2013: 105,817,779

1

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Inova Technology Inc. (the “Company”) for the quarter ended January 31, 2013 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on March 18, 2013. The Amendment is being filed to submit Exhibits 101. The Amendment revises the exhibit index included in Part II, Item 5 of the Original Filing and Exhibit 101 (XBRL interactive data) is included as an exhibit to the Amendment.

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

2

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

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 21, 2013	By:	/s/ Adam Radly
Adam Radly
Chief Executive Officer

Dated: March 21, 2013	By:	/s/ Bob Bates
Bob Bates
Chief Financial Officer