Form 10-K
period 2013-04-30
Inova Technology Inc.
filed 2013-08-06
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended April 30, 2013

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
Yes ☒ No ☐

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
Yes ☒ No ☐

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
Yes ☐ No ☒

Number of shares of the registrant's common stock outstanding as of July 24, 2013 was: 4,569,375.

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

Trakkers purchased a majority of Desert Communications in 2008.  As consideration for the acquisition the IBM note was setup in 2008 in the name of Desert Communications but to be paid by Trakkers, LLC.  Trakkers is majority owned by Righttag.

Description of the Company’s Business

Inova (a Nevada Corporation) is a technology holding company. Inova has five subsidiaries. These subsidiaries and their respective businesses are listed below:

Subsidiary/Division	Business
Edgetech Services Inc.	IT services and consulting
Trakkers LLC	RFID rentals
RightTag, Inc.	Manufacturer of radio frequency identification (RFID) Products

Inova Technology Holdings	Holding company
Desert Communications, Inc.	IT consulting and sales and computer network solutions

In total, the companies have approximately 75 employees and consultants. It has offices in Texas, Nevada and Montana.

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

Leases:

There was an office lease for Desert, effective May 2008 until August 2011. Rent is payable at $6,300 per month including tax. The lease has not been renewed to date and Desert plans to continue on a month-to-month basis.

There is an office lease for Trakkers, effective until April 2013. Rent is payable at $3,300 per month including tax.

Rent expense was $211,058 and $117,788 for fiscal 2013 and 2012, respectively. No real estate is owned by the Inova companies.

Item 3. Legal Proceedings

In 2011 Ascendiant filed suit for collection of the $1,847,038 principal and interest described in Note 10.

George Jones has filed a suit for $1,279,210. Inova has filed a suit against Jones for damages in excess of $1,000,000. See Note 10

Item 4. Submission of Matters to a Vote of Security Holders and Small Business Issuer Purchases of Securities

No matters were submitted to a vote of security holders through solicitation or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters

The Company’s common stock is traded on the OTCBB under the symbol  INVA.  Our CUSIP No. is 45776L308.

	High	Low
04/30/2013	.85	.14
01/31/2013	1.6	.35
10/31/2012	1.5	.40
07/31/2012	.85	.50
04/30/2012	3.80
01/31/2012	3.2	1.35
10/31/2011	5.60	2.50
07/31/2011	8.00	4.50

The above table lists the high and low closing sales prices for each quarter on the OTCBB for our common shares for the past two fiscal years and are adjusted for our 400 to 1 reverse stock split which was effective on November 12, 2008, our forward 20:1 split October, 2010 and reverse split 100:1 June 17, 2013. There are approximately 56 shareholders of record, 1 of which is a holder for several hundred individuals. The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

Goodwill and other indefinite intangibles

Goodwill and other intangibles with indefinite lives are not amortized but are reviewed for impairment at least anually, or more frequently if an event or circumstance indicates that an impairment may have occurred. To test for impairment, the fair value of each reporting unit is compared to the related net book value, including goodwill. If the net book value of the reporting unit exceeds the fair value, an impairment loss is measured and recognized. An income approach is utilized to estimate the fair value of each reporting unit. The income approach is based on the projected debt-free cash flow, which is discounted to the present value using discount factors that consider the timing and risk of cash flows.

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

Revenue and cost recognition

Inova has four sources of revenues: IT network design and implementation from Desert, computer equipment sales from Desert, sales of RFID items from RightTag, and rental income from Trakkers/Tesselon. Revenue that is received before it is earned is classified as deferred revenue.

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

Computer equipment sales & sales of RFID items:

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED APRIL 30, 2013 COMPARED TO YEAR ENDED APRIL 30, 2012

Total revenues (net sales) decreased from $21,207,693 for the twelve month period ending April 2012 to $18,680,990 for the twelve month period ending April 30, 2013. This is primarily the result of a decrease in awarded contracts compared to the previous year.

The Company’s selling, general and administrative expenses increased from $5,583,358 for the twelve months ending April 30, 2012 to $6,781,038 for the same period in 2013. This is primarily the result of the increase in litigation settlement expenses.

Last fiscal year, the Company reported a net loss from continuing operations of $1,249,171 as compared to a loss of $6,626,238 for the fiscal year ended April 30, 2013. The increased loss is primarily due to the decreased sales, increase in litigation settlement expenses and decrease in gain on derivative liabilities.

As of the date of the filing the Company is attempting to restructure its debt with Boone and some other secured creditors. If successful there would be a significant decrease in the current portion of debt outstanding, interest rate reductions and extended maturity dates. If unsuccessful, we will continue to be in default on these loans and incur additional interest expense.

We are exploring various ways to address our debt including restructuring the debt with current lenders and refinancing with new lenders. However, there can be no assurance that the Company will be successful.

Adjusted EBITDA for the years ending April 30, 2013 was $ 175,234 and $ 802,187 for the year ending April 30, 2012. EBITDA is Earnings before interest, tax, depreciation and amortization. Inova also excludes certain one-time external professional fees, litigation settlement expenses, the non-cash loss on derivative liabilities and impairment charges from its Adjusted EBITDA calculation.

	Year ended		Year ended
Adjusted EBITDA	April 30, 2013		April 30, 2012
Net loss	$(6,626,238)	$	(1,249,171)

Interest	4,002,178		2,384,562

Tax	64,930		72,964

Depreciation/Amortization	506,963		355,056
Litigation settlement expenses	1,316,325		-
Impairment loss and servicing fee	395,009		-

Derivative/warrant (gain) loss	37,100		(1,033,491)
Legal fees (Inova and its lenders)	478,968		272,187
Adjusted EBITDA	$175,234		$802,187

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2013, we had cash and cash equivalents totaling $378,785, current assets were $1,880,527        , current liabilities were $23,083,402 and total stockholders’ deficit was $17,103,100. Working capital deficit increased from $15,852,516 at April 30, 2012 to $21,202,875 at April 30, 2013.

The working capital deficit increased due to lower cash in 2013 as compared to 2012, and increased accrued expenses. Since we are attempting to modify most of the notes, some lenders have agreed to us not making payments currently. This has caused the notes to be in default and, therefore, are shown as current liabilities. It is not likely the company will be required to make significant principal payments in the near future.

As shown in the accompanying financial statements, we have incurred recurring losses from operations and have an accumulated deficit and negative working capital as of April 30, 2013. These conditions raise substantial doubt as to our ability to continue as a going concern. This condition is based on whether the company has over a year’s worth of cash to pay current liabilities. While we have positive adjusted EBITDA we are not able to make all required debt payments currently. Management is trying to raise additional capital through sales of stock and refinancing debt. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Inova Technology, Inc.
Santa Monica, California

We have audited the accompanying consolidated balance sheets of Inova Technology, Inc. and its subsidiaries (collectively, “Inova”), as of April 30, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of Inova’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inova and its subsidiaries as of April 30, 2012 and 2011 and the results of their consolidated operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Inova will continue as a going concern. Inova incurred losses from operations for the years ended April 30, 2013 and 2012 and has a working capital deficit as of April 30, 2013. These factors raise substantial doubt about Inova’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas
July 29, 2013

INOVA TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	April 30, 2013	April 30, 2012

ASSETS

Current assets
Cash	378,785	$752,011
Accounts receivable, net of allowance of $56,283 and $81,283	100,233	107,471
Contract receivables, net of allowance of $21,746 and $21,746	703,838	1,126,221
Credit facility receivable	485,673	1,477,930
Inventory	114,652	98,921
Costs in excess of billing and estimated earnings	13,123	201,602
Prepaid and other current assets	84,223	52,484

Total current assets	1,880,527	3,816,640

Fixed assets, net	81,458	113,308
Revenue earning equipment, net	89,048	586,896
Goodwill, net	4,014,801	4,157,596

Total assets	$6,065,834	$8,674,440

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$646,185	$1,739,006
Accrued liabilities	9,106,174	4,479,224
Deferred income	564,773	395,781
Derivative liabilities	1,123,715	1,461,265
Notes payable - related parties	1,639,688	1,689,688
Notes payable	10,002,876	9,904,192
Total current liabilities	23,083,411	19,669,156

Notes payable - related parties, net of current maturities	85,532	142,532

Total liabilities	23,168,943	19,811,688

Stockholders' deficit
Convertible preferred stock, $0.001 par value; 25,000,000 shares authorized; 1,500,000 shares issued and outstanding (the cost of the
shares are included in non-controlling interest)	-	-
Common stock, $0.001 par value; 20,000,000 shares
authorized; 1,820,241 and 763,641 shares issued and outstanding	1,820	764
Additional paid-in capital	5,984,439	5,325,118
Accumulated deficit	(24,396,874)	(17,770,636)
Total Inova Technology, Inc stockholders' deficit	(18,410,615)	(12,444,754)
Non-controlling interest	1,307,506	1,307,506
Total stockholders' deficit	(17,103,109)	(11,137,248)

Total liabilities and stockholders' deficit	$6,065,834	$8,674,440

See summary of accounting policies and notes to consolidated financial statements.

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended April 30, 2013 and 2012

	2013	2012

Revenues	$18,680,990	$21,207,693

Cost of revenues	(14,310,640)	(15,809,385)
Selling, general and administrative	(6,781,038)	(5,583,358)
Impairment	(142,795)	-
Depreciation expense	(34,115)	(35,640)

Operating loss	(2,587,598)	(220,690)

Other income (expense):
Gain (Loss) on derivative liabilities	(37,100)	1,268,499
Other income	638	-
Gain (Loss) on debt extinguishment	-	87,582
Interest expense	(4,002,178)	(2,384,562)

Net loss	$(6,626,238)	$(1,249,171)

Basic and diluted income (loss) per share	$(6.76)	$(1.85)

Weighted average common shares outstanding-basic	980,716	674,701
Weighted average common shares outstanding-diluted	980,716	674,701

See summary of accounting policies and notes to consolidated financial statements.

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
For the years ended April 30, 2013 and 2012

	Common Stock		Preferred Stock		Additional	Non-Controlling	Retained
	Shares	Par (0.001)	Shares	Par (0.001)	Paid-in Capital	Interest	Deficit	Total
Balances at April 30, 2011	612,639	$613	1,500,000	$-	$4,998,177	$1,307,506	$(16,521,465)	$(10,215,169)

Common stock issued for services	29,333	29	-	-	71,971	-	-	72,000
Common stock issued for conversion of notes payable	48,890	49	-	-	57,201	-	-	57,250
Common stock issued for cash	3,333	3	-	-	9,997	-	-	10,000
Common stock issued for settlement of accounts payable	69,444	70	-	-	124,930	-	-	125,000
Reclassification of derivative liabilities from additional paid-in capital	-	-	-	-	62,842	-	-	62,842
Net loss	-	-	-	-	-	-	(1,249,171)	(1,249,171)
Balances at April 30, 2012	763,639	764	1,500,000	-	5,325,118	1,307,506	(17,770,636)	(11,137,248)

Common stock issued for patent	123,153	123	-	-	73,769	-	-	73,892
Common stock issued for conversion of notes payable	908,375	908	-	-	141,622	-	-	142,530
Reclassification of derivative liabilities from additional paid-in capital	-	-	-	-	426,955	-	-	426,955
Common stock issued for services	25,074	25	-	-	16,975	-	-	17,000
Net loss	-	-	-	-	-	-	(6,626,238)	(6,626,238)
Balances at April 30, 2013	1,820,241	$1,820	1,500,000	$-	$5,984,439	$1,307,506	$(24,396,874)	$(17,103,109)

See summary of accounting policies and notes to consolidated financial statements.

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended April 30, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,626,238)	$(1,249,171)
Adjustments to reconcile net loss to net cash used provided by operating activities:
Depreciation expense, $472,848 and $319,416 included in cost of revenues	506,963	355,056
Impairment	142,795	-
Amortization expense - loan discounts and deferred financing costs	1,639	364,500
Paid in kind interest	18,932	73,204
Bad debt expense (recovery)	(25,000)	81,283
Gain on sale of asset	-	(2,929)
Gain on debt extinguishment	-	(87,582)
Stock issued for services	17,000	72,000
Legal expenses paid directly by third party debtholder	222,751	-
Derivative gain	37,100	(1,268,499)
Changes in operating assets and liabilities:
Accounts receivable	454,621	(347,900)
Credit facility receivable	992,257	(247,334)
Inventory	(15,731)	1,550
Costs in excess of billing and estimated earnings	188,479	27,437
Prepaid expenses and other current assets	42,153	(21,855)
Accounts payable	(1,067,781)	-
Accrued expenses	4,731,476	2,727,348
Deferred revenues	168,992	(46,888)
Net cash provided by operating activities of operations	(209,592)	430,220

CASH FLOW INVESTING ACTIVITIES
Purchase of fixed assets	-	(10,537)
Net cash used in investing activities	-	(10,537)

CASH FLOW FINANCING ACTIVITIES
Proceeds from notes payable	37,500	82,500
Common stock issued for cash	-	10,000
Payment of legal fees capitalized	(118,877)	-
Repayments made on notes payable - related party	(57,000)	-
Repayments made on notes payable	(25,257)	(156,312)
Net cash used in financing activities	(163,634)	(63,812)

NET CHANGE IN CASH	(373,226)	355,871
CASH AT BEGINNING OF YEAR	752,011	396,140
CASH AT END OF YEAR	$378,785	$752,011

SUPPLEMENTAL INFORMATION:
Interest paid	$403,139	$637,852
Income taxes paid	$60,000	$72,964

NON-CASH INVESTINGAND FINANCING ACTIVITIES:
Common stock issued for conversion of notes payable	142,530	57,250
Reclassification of derivative liabilities to notes payable	-	62,842
Accrued interest reclassified to related party notes payable	-	189,107
Purchase of patent with stock	73,892	-
Common stock issued for settlement of accounts payable	-	125,000
Settlement of derivative liabilities due to conversion of related notes payable	426,955	62,842
Assignment of related party debt to third party	50,000	-
Discount on notes payable from derivative liabilities	50,000	364,500

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

Accounts receivable

Trade and other accounts receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily include contract receivables from customers in Texas. Bad debt expense is recognized based on management’s estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. The allowance for doubtful accounts was $78,029 and $103,029 as of April 30, 2013 and 2012, respectively.

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

Impairment of long-lived assets

The Company reviews the carrying value of its definite lived intangible assets at least annually. Other long-lived assets, including intangibles, are reviewed whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. There were no impairment charges recorded for the years ended April 30, 2013 and 2012, respectively.

Goodwill and other indefinite intangibles

Goodwill and other intangibles with indefinite lives are not amortized but are reviewed for impairment at least annually, or more frequently if an event or circumstance indicates that an impairment may have occurred. To test for impairment, the fair value of each reporting unit is compared to the related net book value, including goodwill. If the net book value of the reporting unit exceeds the fair value, an impairment loss is measured and recognized. An income approach is utilized to estimate the fair value of each reporting unit. The income approach is based on the projected debt-free cash flow, which is discounted to the present value using discount factors that consider the timing and risk of cash flows. Impairment charges of $142,795 and $0 were recorded for the years ended April 30, 2013 and 2012, respectively.

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

Revenue and cost recognition

Inova has four sources of revenues: Information  technology (“IT”) network design and implementation from Desert, computer equipment sales from Desert, sales of radio frequency identification (“RFID”) items from RightTag and rental income from Trakkers and Tesselon. Revenue that is received before it is earned is classified as deferred revenue.

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

Computer equipment sales & sales of RFID items:

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

Basic and diluted net income (loss) per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the years ended April 30, 2013 and 2012, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Transfers and Servicing of Financial Assets and Liabilities

The Company accounts for transfers and servicing of financial assets and liabilities in accordance with ASC 860-10 (formerly SFAS 140) “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. When the conditions are met for the transfer of assets or liabilities to qualify as a sale, the assets or liabilities are derecognized and the gain or loss on the sale is determined at the date of transfer based upon the amount at which the assets and liabilities are transferred less any fees, discounts and other charges. The Company recognizes any servicing assets and servicing liabilities at their fair value using the fair value measurement method as prescribed by ASC 860-10. As of April 30, 2013 and 2012, the Company’s servicing asset consisted of a credit facility receivable due from a third party that purchased accounts receivable and accounts payable from us. The carrying amount of our credit facility receivable approximates its fair value due to its relatively short maturity.

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

The following tables set forth assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as of April 30, 2013 and 2012. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Liabilities Measured at Fair Value On a Recurring Basis	April 30, 2013
	Level 1	Level 2	Level 3	Total
Derivative and warrant liabilities	-	-	$1,123,715	$1,123,715
	April 30, 2012
	Level 1	Level 2	Level 3	Total
Derivative and warrant liabilities	-	-	$1,461,265	$1,461,265

Assets Measured at Fair Value on a Non-Recurring Basis	April 30, 2013
	Level 1	Level 2	Level 3	Total	Gain (Loss)
Goodwill	-	-	$4,014,801	$4,014,801	$142,795

	April 30, 2012
	Level 1	Level 2	Level 3	Total	Gain (Loss)
Goodwill	-	-	$4,157,596	$4,157,596	$-

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

In accordance with the provisions of ASC 350-20 “Goodwill and Other Intangible Assets”, for the year ended April 30, 2013, goodwill with a carrying amount of $4,157,596 was written down to its implied fair value of $4,014,801, resulting in an impairment charge of $142,795, which was included in earnings for year ended April 30, 2013.

Recent accounting pronouncements

Inova does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, we have incurred losses of $6,626,238 and $1,249,171 for the years ended April 30, 2013 and 2012, and have an accumulated deficit of $24,396,874 and negative working capital of $21,202,875  as of April 30, 2013. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future. Management is trying to raise additional capital through sales of stock and refinancing debt.

NOTE 4 – CONTRACT RECEIVABLES & CREDIT FACILITY RECEIVABLE

	30-Apr-13	30-Apr-12
Completed contracts	$649,865	$945,905
Contracts in progress	53,973	180,316
Total contract receivables	$703,838	$1,126,221

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

	30-Apr-13	30-Apr-12
Costs incurred on uncompleted contracts	$645.990	$1,414,293
Estimated earnings	268,767	432,821
Less: billings to date	(901,634)	(1,645,512)
Total	$13,123	$201,602

Included in the accompanying balance sheet under the following captions:

	30-Apr-13	30-Apr-12
Costs and estimated earnings in excess of billings on uncompleted contracts	$13,123	$201,602
Billings in excess of costs and estimated earnings on uncompleted contracts	-	-
Total	$13,123	$201,602

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

The Company accounts for its transfers of accounts receivable to NETF under each of these agreements in accordance with the provision of ASC 860-10 (formerly SFAS 140) “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” as sales of such accounts receivable balances. The gain or loss on sales of receivables NETF is determined at the date of transfer based upon the amount at which they are transferred to NETF less any fees, discounts and other charges provided under the agreements. The Company has determined that all transfers of receivables and payables to NETF under the above agreement qualify as sales because (1) the transferred assets and liabilities have been isolated from Desert (2) NETF has the right to pledge or exchange the assets and (3) Desert does not maintain effective control over the transferred assets. During fiscal 2012 and 2013, the Company recognized a loss on these sales of $322,590 and $252,214, which is the amount of fees incurred on gross margin advances noted above. As of April 30, 2013 and 2012, the credit facility receivable owed to Desert as a result of the servicing agreement was $485,673 and $1,477,930.

During the year ended April 30, 2012, Desert sold approximately $15.9 million of accounts receivable to NETF and NETF assumed approximately $10.4  million in accounts payable related to these assets.

During the year ended April 30, 2013, Desert sold approximately $13.3 million of accounts receivable to NETF and NETF assumed approximately $9 million in accounts payable related to these assets.

This facility contains customary affirmative and negative covenants as well as specific provisions related to the quality of the accounts receivables sold. The Company has also indemnified NETF for the risk of loss under any transferred balances except for loss incurred as a result of customer credit risk.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30, 2012 and 2013:

	Life	2013	2012
Office equipment	2 to 10 years	$101,475	$100,850
Office furniture	7 to 8 years	37,504	37,504
Vehicles	3 to 5 years	275,857	275,857
Leasehold improvements	3.25	164,944	164,944
Scanners (revenue earning equipment)	5 years	2,021,560	2,021,560

Subtotal		2,601,340	2,600,715
Less: accumulated depreciation		(2,430,834)	(1,900,511)

Total		$170,506	$700,204

Depreciation expense totaled $530,324 and $355,056 in 2013 and 2012, respectively. Depreciation on scanners is included cost of revenues in the consolidated statements of operations. For the years ended April 30, 2013 and 2012, $497,848 and  $319,416 of depreciation expense was included in cost of revenues, respectively.

NOTE 6 – GOODWILL AND INTANGIBLES

RightTag:

An impairment analysis on the goodwill was performed at April 30, 2013 and 2012 and $142,795 of impairment to goodwill was recorded in 2013 due to a decline in customers and related revenues.

Desert:

In December 2007 when Inova acquired Desert, Inova accounted for the acquisition using the purchase method of accounting for business combinations. As a result,  $3,315,918 was recorded as goodwill.

An impairment analysis on the goodwill was performed at April 30, 2013 and 2012 and no impairment to goodwill was recorded.

Trakkers:

In September 2008 when Inova acquired Trakkers, Inova accounted for the acquisition using the purchase method of accounting for business combinations. There was $698,883 of goodwill balance as of April 30, 2013 and 2012.

An impairment analysis on the goodwill was performed at April 30, 2013 and 2012 and $0 of impairment to goodwill was recorded.

Goodwill and Intangible Assets consists of the following as of April 30, 2012 and 2013:

Goodwill	2013	2012
RightTag	$0	$142,795
Desert	3,315,918	3,315,918
Trakkers/Tesselon	698,883	698,883

Total	$4,014,801	$4,157,596

NOTE 7 – RELATED-PARTY TRANSACTIONS

A summary of changes in related-party payable accounts for the years ended April 30, 2013 and 2012 is as follows:

	2013	2012
Beginning balance	$1,832,220	$1,643,113
Less: repayments made on related-party payable	(57,000)	-
Reclassification of accrued interest to related party note payable	-	189,107
Reclassification of third party payable to related party note payable		-
Assignment of related party note payable to a third party	(50,000)	-
Total related-party payable	$1,725,220	$1,832,220

Related-party payable account consisted of the following as of April 30, 2013 and 2012:

	2013	2012
Due to Southbase, entity related to CEO. Matures May 2017, 7%, unsecured	$85,532	$142,532

Due to Desert sellers, notes obtain from acquisition. Matured December 2010 (in default), 18%, secured by all common stock of Desert	1,389,107	1,389,107
Due to CEO and President of Trakkers. Matured February 2010 (in default), 7%, unsecured	250,581	300,581
Total related-party payable	1,725,220	1,832,220
Less: current maturities	(1,639,688)	(1,689,688)

Long-term portion of related-party payable	$85,532	$142,532

Advisors, LLC & Web’s Biggest, Inc.

Advisors, LLC is a company owned by Paul Aunger, a former director of the Company. The Company had a consulting agreement with Advisors, LLC for payments of $1,000 per month thru January 31, 2013. Advisors, LLC owns Web’s Biggest, Inc.

During fiscal 2012, 2,933,333 shares of common stock with a fair value of $72,000 were issued to Advisors, LLC for services rendered. Advisors, LLC is controlled by a former director of the Company. The fair value of the stock was recorded to expense during the quarters ended July 31 and October 31, 2011.

During fiscal 2013, 25,074 shares of common stock with a fair value of $17,000 were issued to Advisors, LLC for services rendered. Advisors, LLC is controlled by a director of the Company. The fair value of the stock was recorded to expense during the quarter ended January 31, 2013.

No amounts were owed to Advisors, LLC as of April 30, 2013 and 2012.

Southbase International, Limited(“Southbase”)

Southbase International is a company related to Adam Radly, our CEO. The Company has a consulting agreement with Southbase earning fees of $20,000 per month for software development and consulting fees.  Fees are earned on a month to month basis only if Southbase provides the related services.  If no services are provided, then Southbase will not earn its monthly fee.  Since April of 2013, Southbase has not provided any software development or consulting services.

Desert Sellers

There are notes payable to the previous owners of Desert Communications in the amount of $1,389,106 and accrued interest of $913,403 and $667,284 as of April 30, 2013 and 2012. The notes are secured by all of the common stock of Desert. On December 1, 2009, the sellers agreed to extend the maturity of these notes through December 1, 2010. The notes are now in default. As a result of the extension, the interest rate increased to 18%. Prior to December 1, 2009, the interest rate was 7%. During fiscal 2011, $300,000 was repaid on these notes.

The Desert sellers that remain as employees are paid bonuses based on the operating results of Desert. As of April 30, 2013 and 2012, $0 and $30,305 of bonuses owed to the Desert sellers and are included in accrued liabilities in the consolidated balance sheet.

NOTE 8 – NOTES PAYABLE

Convertible Note Payable – Ascendiant Opportunity Fund, LLC (“Ascendiant”):

In July 2008, a note payable of $500,000 with an original issue discount of $52,875 was issued for 1.5 years by Ascendiant. It is secured by all assets of Desert. The note is convertible into shares of Inova common stock at $0.075 per share. In addition, 528,964 warrants to purchase Inova common stock were issued with this note. As of April 30, 2013 and 2012, this note was in default and due on demand and as a result.

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

As of April 30, 2013 and 2012, the Company was not in compliance with these covenants. As a result the note is in default and the interest rate increased from 15% to 18%.

26,448 warrants were issued to Ascendiant with this note. The warrants expired in July 2013. They have an aggregated exercise price of $200. The warrant shares are subject to a put option agreement whereby anytime between January 1, 2010 and July 1, 2013, Ascendiant can require Inova to repurchase from Ascendiant the warrant shares for $250,000. Under ASC 815-40 “Put Warrants”, warrants for put shares should be classified as liabilities and measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. As a result, the fair value of these warrants was recorded as a derivative liability. Upon exercise of the put option, if Inova does not repurchase the shares within 30 days, the resulting liability with become a convertible note that is convertible into shares of Inova common stock.

The convertible note and warrant agreements both contain dilutive issuance clauses. Under these clauses, based on future issuances of Inova common stock or other convertible instruments, the conversion price of the note above can be adjusted downward or the Company can be required to issue additional warrants to Ascendiant. During fiscal 2009, the Company issued 30,959 additional warrants to purchase Inova common stock with a fair value of $309,594 as a result of this clause. These warrants are also subject to the put option agreement described above. As a result, these warrants are also classified as liabilities under ASC 815-40.

Put Option Exercise

On April 8, 2010 Ascendiant exercised 24,489 warrants to purchase Inova common stock and concurrently exercised its put option, requiring Inova to repurchase the shares acquired from the warrant exercise from Ascendiant for $375,000. The $375,000 note is included in notes payable in the consolidated balance sheet as of April 30, 2013 and 2012.

Since Inova did not repurchase the shares within 30 days, on May 8, 2010 a one year $375,000 convertible note was established by Ascendiant at a 20% interest rate. The note is convertible into shares of Inova common stock at $150 per share and is unsecured.

Other Amounts Owed to Ascendiant

There is a contested commission note to Ascendiant Securities for originally for $78,000 of commissions. As of April 30, 2013 and 2012, $278,930 was owed for this note. The note is included in notes payable in the consolidated balance sheet. The note originally bore interest at 11.25%, but is now in default and bears interest at 18%. The Company is contesting this note due to the original circumstances surrounding it. Ascendiant has claimed to be the broker that introduced Inova to Boone and accordingly claims certain commissions from transactions between Inova and Boone. Inova disputes this claim.

Notes Payable – Boone Lenders, LLC (“Boone”):

Fiscal 2008

During fiscal 2008, Inova issued a note to Boone for $1,792,000 with an original issue discount of $192,000 due in November 2012. The note bears interest at Prime+3% or 11.25% . 87,470 warrants to purchase Inova common stock were issued to Boone with this note. The warrants expire in November 2012 and have an aggregate exercise price of $100.

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

Fiscal 2009

During fiscal 2009, Inova issued several notes to Boone for an aggregate principal amount of $3,373,763 with aggregate original issue discounts of $339,600. The notes bear interest at Prime+3% or 11.25% . The notes were due at various dates from March 2009 through March 2011. In connection with these notes, Inova granted warrants to purchase 138,515 shares of Inova's common stock, warrants to purchase 92 shares of Desert Communications, Inc. common stock, and warrants to purchase 19.44% of Trakkers, LLC. The warrants expire at various dates from April 2013 through February 2014 and have an aggregated exercise price of $1,300. As of April 30, 2013 and 2012, all of these notes were in default and due on demand

The warrant shares are subject to various put option agreements whereby anytime between January 2010 and January 1, 2013, Boone can require Inova to repurchase from Boone the warrant shares for $1,574,250. Under ASC 815-40 “Put Warrants”, warrants for put shares should be classified as liabilities and measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. As a result, the fair value of these warrants was recorded as a derivative liability. Upon exercise of the put option, if Inova does not repurchase the shares within 30 days, the resulting liability with become a convertible note. The exercise period for these put options was accelerated to April 1, 2010 as a result of the debt restructuring below. $1,000,000 of put options were exercised as of April 30, 2010, see “Convertible Put Exercise Note” below.

Fiscal 2010

During fiscal 2010, Inova issued several notes to Boone for an aggregate principal amount of $1,128,856 with aggregate original issue discounts of $178,357. The notes bear interest at Prime+3% or 11.25% . The notes were due at various dates from December 2009 through February 2011. In connection with these notes, Inova granted warrants to purchase 116,974 shares of Inova's common stock, warrants to purchase 64 shares of Desert Communications, Inc. common stock, and warrants to purchase 1.44% of Trakkers, LLC. The warrants expire at various dates from May 2014 through January 2017 and have an aggregated exercise price of $800. As of April 30, 2013 and 2012, all of these notes were in default.

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

Fiscal 2011

During the quarter ended July 31, 2010, Boone exercised warrants to purchase 301,114 shares of Inova common stock and 130.90 shares of Desert common stock. Contemporaneously, Boone exercised the related put options, requiring Inova to repurchase the warrants shares from Boone for $1,515,900. Under the put option agreement, if Inova fails to repurchase the warrant shares from Boone, the put option liability will become a convertible note. Inova did not repurchase the warrant shares and accordingly, the put option became a convertible note during the quarter ended July 31, 2010.

During the quarter ended October 31, 2010, Boone exercised warrants to purchase 74,442 shares of Inova common stock and 19.44% of Trakkers common stock. Contemporaneously, Boone exercised the related put options, requiring Inova to repurchase the warrants shares from Boone for $792,000. Under the put option agreement, if Inova fails to repurchase the warrant shares from Boone, the put option liability will become a convertible note. Inova did not repurchase the warrant shares and accordingly, the put option became a convertible note in November 2010.

Paid-In Kind Interest & Legal Fees

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

For the years ended April 30, 2013 and 2012, a total of $18,932 and $73,204 of interest was recognized and recorded to the principal balance of all loans from Boone Lenders, LLC except the convertible put notes described below.

During fiscal 2013, Inova agreed to pay certain legal fees on behalf of Boone.  It was agreed that these amounts would be added to the outstanding principal balance of Boones’s notes.  During fiscal 2013, a total of $222,751 of legal fees were added to the principal balance of Boone’s notes and a total of $118,877 was repaid.

Anti-Dilution Warrants

All of the warrants granted above contained dilutive issuance clauses in their agreements. Under these clauses, based on future issuances of Inova common stock or other convertible instruments, Inova can be required to issue additional warrants to Boone. During fiscal 2008, the Company issued 4,681 additional warrants to purchase Inova common stock as a result of this clause. During fiscal 2009, the Company issued 80,310 additional warrants to purchase Inova common stock as a result of this clause. During fiscal 2010, the Company issued 21,232 additional warrants to purchase Inova common stock as a result of this clause. These warrants are also subject to the put option agreements described above. As a result, these warrants are also classified as liabilities under ASC 815-40. See Note 9 for more information.

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

In conjunction with the $836,446 restructured note payable, 15,246 Inova warrants and 7 Desert warrants were issued to Boone with a fair value of $190,168. They have an aggregated exercise price of $200.

All previous warrant grants and their associated put options under the notes included in the above restructuring are now combined into this note. This includes the warrants granted in conjunction with the restructuring mentioned above. The total warrants under this note as of the date of the restructuring was 274,764 warrants to purchase Inova common stock and 78 warrants to purchase Desert common stock, all of which are subject to aggregate put options of $2,213,500. In March 2010, $1,000,000 of these put options were exercised for 80,310 warrants to purchase Inova common stock and 32 warrants to purchase Desert common stock. See “Convertible Put Exercise Note” section below.

Convertible Put Exercise Note

On March 22, 2010 Boone exercised $1,000,000 of its put options, requiring Inova to repurchase from Boone up to 57,683 shares of Inova common stock and 32 shares of Desert common stock for $1,000,000. Since Inova did not repurchase the shares within 30 days a 2 year $1,000,000 convertible note was established by Boone at a 24% interest rate.

During the quarter ended July 31, 2010, Boone exercised warrants to purchase 301,114 shares of Inova common stock and 131 shares of Desert common stock. Contemporaneously, Boone exercised the related put options, requiring Inova to repurchase the warrants shares from Boone for $1,515,900. Under the put option agreement, if Inova fails to repurchase the warrant shares from Boone, the put option liability will become a convertible note. Inova did not repurchase the warrant shares and accordingly, the put option became a convertible note during the quarter ended July 31, 2010. The note is due on May 21, 2012 and bears interest at 22%. The note is currently in default.

During the quarter ended January 31, 2011, Boone exercised warrants to purchase 74,442 shares of Inova common stock and 19.44% of Trakkers common stock. Contemporaneously, Boone exercised the related put options, requiring Inova to repurchase the warrants shares from Boone for $792,000. Under the put option agreement, if Inova fails to repurchase the warrant shares from Boone, the put option liability will become a convertible note. Inova did not repurchase the warrant shares and accordingly, the put option became a convertible note during the quarter ended January 31, 2011. The note is due on January 31, 2012 and bears interest at 20%.  The note is currently in default.

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

The notes are also convertible into shares of Inova common stock at the lower of (i) $7.50 per share of Inova common stock and (ii) the lowest per share price of Inova common stock conversion price in effect at April 22, 2010 in any warrant, option, convertible note or other instrument that has been issued by Inova or that is otherwise convertible or exchangeable into Inova, after taking into effect any applicable reset or other conversion or exchange price adjustments. As of April 30, 2011, the lowest per share price in effect was $4.05.

The conversion options are subject to reset provisions that can reduce the conversion prices based on subsequent equity or rights offerings by Desert or Inova below the prices above.

Inova analyzed the instruments above under ASC 815 “Derivatives and Hedging” and determined that these instruments should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The fair value of the instruments was determined using a Monte Carlo simulation model utilizing present value and various probabilities of events. This amount is included in derivative liabilities in the consolidated balance sheet. See Note 9 for more information on derivatives and the valuation model.

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

Inova was not in compliance with these covenants as of April 30, 2013 and 2012 and as a result, these notes are in default.

Note Payable - Agile Opportunity Fund, LLC (“Agile”):

In February 2008, Inova borrowed $250,000 under a note payable from Agile Opportunity Fund, LLC. This note has an interest rate of 18% per annum and it matures on December 31, 2010. The note was convertible into shares of Inova common stock at $0.10 per share. In addition, 12,500 warrants to purchase Inova common stock were issued with this note. This note is secured by all tangible and intangible assets of Inova.

12,500 warrants were issued to Agile with this note. These warrants expire in February 2013. They have an exercise price of $0.10 per share. The warrant shares are subject to a put option agreement whereby anytime between February 2010 and February 2013, Agile can require Inova to repurchase from Agile the warrant shares for $100,000. Under ASC 815-40 “Put Warrants”, warrants for put shares should be classified as liabilities and measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. As a result, the fair value of these warrants was recorded as a derivative liability. Upon exercise of the put option, if Inova does not repurchase the shares within 30 days, the resulting liability with become a convertible note that is convertible into shares of Inova common stock.

The convertible note and warrant agreements both contain dilutive issuance clauses. Under these clauses, based on future issuances of Inova common stock or other convertible instruments, the conversion price of the note above can be adjusted downward or the Company can be required to issue additional warrants to Inova. During fiscal 2009, the Company issued 43 additional warrants to purchase Inova common stock.

Note Modification

In December 2009, Inova modified the terms of its $250,000 note with Agile to extend the first principal payment date from December 2009 to December 2010. It also increased the original issue discount by $50,000 and reduced the conversion price to $4.05 per share.

On June 20, 2011, the Agile Opportunity Fund, LLC (“Agile”) note from 2008 was amended to allow the principal to be converted to stock at the rate of $300 per share (previously convertible at $4.05 per share). Inova evaluated the amendment under ASC 470-60 “Troubled Debt Restructurings”. Because the investors did not grant a concession on this outstanding loan, the transaction was not accounted for as troubled debt restructuring. Consequently, Inova evaluated these transactions under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial. Because the change in fair value of the conversion option was greater than 10% of the carrying value of the note, the debt modification was determined to be substantial and accordingly the debt was extinguished.. As a result, the Company extinguished the related derivative liability associated with the conversion option with a fair value of $253,730 on the amendment date and recorded a new derivative liability with a fair value of $344,648 on the same date. The Company recognized a full discount of $178,500 on the date of the amendment against the related note. Because the note was already in default, the Company immediately amortized this discount to interest expense. In addition, the Company recognized a gain on debt extinguishment of $87,582 as a result of this transaction.

Conversions

During fiscal 2011, Inova issued 15,000 shares of common stock for the conversion of $60,750 of debt to Agile Opportunity Fund, LLC at a conversion price of $4.05.

During the three months ended July 31, 2011, Inova issued 6,667 shares of common stock for the conversion of $25,250 of Agile debt and sold 3,333 shares of common stock to Agile for $10,000.

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

If Inova were required to pay the 2% penalty for not filing registration statements, the estimated penalty would be approximately $184,000. The lenders have historically granted waivers for these registration rights penalties and therefore management believes the likelihood of this payment to be remote.

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

The Asher notes contain provisions that cause the principal balances to increase by 150% upon default of the notes.  Due to default provisions being triggered in certain notes during fiscal 2013, the principal balances increased by $83,250.  This amount was recorded to interest expense during fiscal 2013.

During the year ended April 30, 2012, Inova issued 42,224 shares of common stock to convert $32,000 of Asher debt.

During the year ended April 30, 2013, Inova issued 908,280  shares of common stock to convert $142,530 of Asher debt.

During the year ended April 30, 2013 and 2012, Inova made the following cash repayments on its outstanding notes payable:

	2013		2012
Notes payable to Boone/Ascendiant/Agile	$		$-
IBM		24,959	142,604
Notes payable to Desert/Trakkers/RightTag previous owners
Notes payable to other		57,298	13,708

Total cash paid		$82,257	$156,312

A summary of changes in notes payable for the years ended April 30, 2013 and 2012 is as follows:

	2013	2012
Beginning balance	$11,736,412	$11,604,738
Gross proceeds from the notes payable	37,500	82,500
Additions due to legal fees capitalized	103,874	-
Additons due to Asher default	83,250	-
Less: repayments made on notes payable	(82,257)	(156,312)
Less: conversion	(142,530)	(57,250)
Add: paid in kind interest	18,932	73,204
Less: other	-	425
Add: Extension of capital lease	21,276
Less: discounts to notes payable from derivative liabilities	(50,000)	(364,500)
Add: amortization of discount	1,639	364,500
Add: reclassification of accrued interest to notes payable	-	189,107
Total notes payable	$11,728,096	$11,736,412

Notes payable consisted of the following as of April 30, 2013 and 2012:

Lender	2013	2012
Boone Lenders, LLC	$7,005,982	$6,883,176
Ascendiant Opportunity Fund, LLC	1,153,930	1,153,930
Agile Opportunity Fund, LLC	173,500	173,500
Lease Facility Desert Communications, Inc.*	66,500	70,183
Desert Sellers - Related Parties	1,389,107	1,389,107
Trakkers, LLC Sellers	1,469,105	1,769,686
Southbase, LLC - Related Party	85,532	142,532
Other debt	384,440	154,298
Total	$11,728,096	$11,736,412

The following are the future minimum payments for the notes payable:

Year	Amount
2013	$11,642,564
2014	-
2015	-
2016 and after	85,532

Total notes payable	11,728,096
Less: current maturities	(11,642,564)

Notes payable, net of current maturities	$85,532

The Boone, NETF, Ascendiant, Agile, IBM, Southbase and certain seller notes are secured by UCC’s in Nevada, Texas and Montana, where the company’s assets reside. These are the collectively the senior and junior secured creditors.

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

Boone Convertible Put Exercise Note

As discussed in Note 9, Inova determined that the instruments embedded in the convertible put notes exercised by Boone during fiscal 2010 and 2011 should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The fair value of the embedded conversion option in the $1,000,000 convertible put note was determined to be $200,000 as of April 30, 2010 using a Monte Carlo simulation model. Because the number of shares to be issued upon settlement cannot be determined under this instrument, Inova cannot determine whether it will have sufficient authorized shares at a given date to settle any other of its share-settleable instruments. As a result of this, under ASC 815-15 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock” (formerly EITF 00-19), all other share-settleable instruments must be reclassified from equity to liabilities. Inova had two conversion options embedded in notes payable agreements (Ascendiant and Agile) and 15,281 warrants to purchase Inova common stock that were classified in equity as of the date that the Boone put note became convertible.

During the quarter ended July 31, 2010, Boone exercised warrants to purchase 301,114 shares of Inova common stock and 131 shares of Desert common stock. Contemporaneously, Boone exercised the related put options, requiring Inova to repurchase the warrants shares from Boone for $1,515,900. Under the put option agreement, if Inova fails to repurchase the warrant shares from Boone, the put option liability will become a convertible note. Inova did not repurchase the warrant shares and accordingly, the put option became a convertible note during the quarter ended July 31, 2010.

Additionally, Inova determined that the instruments embedded in a second convertible put note exercised by Boone during fiscal 2011 should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. During the quarter ended January 31, 2011, Boone exercised warrants to purchase 74,442 shares of Inova common stock and 19.44% of Trakkers common stock. Contemporaneously, Boone exercised the related put options, requiring Inova to repurchase the warrants shares from Boone for $792,000. Under the put option agreement, if Inova fails to repurchase the warrant shares from Boone, the put option liability will become a convertible note. Inova did not repurchase the warrant shares and accordingly, the put option became a convertible note during the quarter ended January 31, 2011.

The fair value of the embedded conversion options in the $1,000,000, $1,515,900 and $792,000 convertible put notes was determined to be $671,245 as of April 30, 2013 using a Monte Carlo simulation model.

These notes are convertible into shares of Desert or Trakkers common stock at an amount equal to (A) 350% of the subsidiary’s EBITDA for the 12 full-months preceding such date, minus (i) the aggregate amount of the subsidiary’s indebtedness to the initial Holder at such date and (ii) the aggregate amount of the Company’s indebtedness to the subsidiary’s Sellers at such date, divided by (B) the total number of issued and outstanding shares of common stock at such date. The note is also convertible into shares of Inova common stock at the lower of (i) $3,000 per share of Inova common stock and (ii) the lowest per share price of Inova common stock conversion price in effect in any warrant, option, convertible note or other instrument that has been issued by Inova or that is otherwise convertible or exchangeable into Inova, after taking into effect any applicable reset or other conversion or exchange price adjustments. The conversion options are subject to reset provisions that can reduce the conversion prices based on subsequent equity or rights offerings by Desert, Trakkers or Inova below the prices above. As a result of the exercise, the put option liabilities were transferred from derivative liabilities to notes payable during the quarter.

Because the number of shares to be issued upon settlement cannot be determined under these instruments, Inova cannot determine whether it will have sufficient authorized shares at a given date to settle any other of its share-settleable instruments. As a result of this, under ASC 815-15 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock” (formerly EITF 00-19), the conversion options noted above and all other share-settleable instruments are classified as liabilities. Inova has three conversion options embedded in notes payable agreements and 70,385 and 113,677 warrants at April 30, 2013 and 2012 to purchase Inova common stock that are classified as liabilities as a result of the provisions of the convertible put notes.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at April 30, 2011	$2,515,687
Change in fair value	(1,428,991)
Reclassification of derivative liabilities to additional paid-in capital due to conversion of related notes payable	(62,842)
ASC 815-15 (EITF 00-19) Additions	437,411
Balance at April 30, 2012	$1,461,265

Change in fair value	(114,398)
Reclassification of derivative liabilities to additional paid-in capital due to conversion of related notes payable	(426,955)
ASC 815-15 (EITF 00-19) Additions	200,859
Balance at April 30, 2013	$1,123,715

The following table summarizes the derivative gain recorded as a result of the derivative liabilities above:

	Year Ended	Year Ended
Derivative gain (loss)	April 30, 2013	April 30, 2012
Excess of fair value of derivative liabilities over note payable	$(151,498)	$(160,492)
Change in fair value	114,398	1,428,991
Total	$37,100	$1,268,499

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

As part of the Right Tag acquisition an earn-out was established: Gross Profit for Right Tag for the 12 months period (“Earn Out Period”) ending April 2008 x 100%, Gross Profit for Right Tag for the 12 months period ending April 2009 x 100%, Gross Profit for Right Tag for the 12 months period ending April 2010 x 40%, Gross Profit for Right Tag for the 12 month period ending April 2011 x 20%, and Gross Profit Right Tag for the 12 month period April 2012 x 15%. Each payment will be comprised of 50% cash and 50% stock of Inova and will be paid 45 days after final date for calculation of the Earn Out for each Earn Out Period.

The amount payable under these earn outs as of April 30, 2013 and 2012 is $446,102 and $450,671, respectively.

Leases:

There is an office lease for Desert, effective May 2008 until August 2011. Rent is payable at $6,300 per month including tax. The lease has not been renewed to date and Desert plans to continue on a month-to-month basis.

There is an office lease for Trakkers, effective until April 2013. Rent is payable at $3,300 per month including tax.

Rent expense was $211,058 and $117,788 for fiscal 2013 and 2012, respectively. No real estate is owned by the Inova companies.

Litigation:

In May, 2010 Ascendiant filed suit for collection of the $1,847,038 principal and interest. The suit was stayed to New York and Inova and Desert have been dismissed. Ascendiant filed a new suit in a different California court for the same action; judgment was granted for the amount of the existing debt. Boone has obtained a Temporary Restraining Order (“TRO”) in New York against one of the two Ascendiant entities for 1 of the 2 notes which prevents Ascendiant Opportunity Fund from collecting on the debt due.

A judgment for $1,279,219 in favor of George Jones has been entered against Inova Technology, Inc and one subsidiary Inova Technology Holdings LLC and includes an order to pay $20,000 per month to Jones. The judgment does not apply to any of Inova's operating subsidiaries. In order to ensure that Inova's operating subsidiaries are not affected, the Company has filed motions requesting TRO’s that prevent Jones from pursuing any collection activity against Inova's primary operating subsidiaries Desert Communications and Trakkers. The TRO's have been granted. Inova has also filed a motion to have the judgment set aside in addition to appealing the judgment. Inova has also commenced litigation in Nevada against Mr Jones and his related party attorney, Sean Kneafsey, seeking damages in excess of $1,000,000 for fraud on the court, practicing law without a license and other claims. Jones is in last position behind all other creditors.  Inova has accrued $1,279,219 related to this judgment as of April 30, 2013.

NOTE 11 – CAPITAL LEASES

Equipment leases:

Assets under capital leases, included in property and equipment, consisted of the following at April 30:

	2013	2012
Vehicle	$18,492	$18,492
Revenue-producing equipment	917,056	917,056
Less: accumulated depreciation	(865,263)	(715,185)

Net assets under capital leases	$70,285	$220,363

NOTE 12 – PROFIT SHARING PLAN

A 401K plan was established in September 2008. Employer contributions are made each pay period and a total of $42,812 was contributed for the year ending April 30, 2013 and $88,110 for the year ending April 30, 2012.

NOTE 13 – INCOME TAX

Inova uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

At April 30, 2013, for federal income tax and alternative minimum tax reporting purposes, Inova had approximately $4,629,000 of unused net operating losses available for carry forward to future years. The benefit from carry-forward of such net operating losses will expire in various years through 2033.

At April 30, 2013, deferred tax assets consisted of the following:

	United
	States	Canada	Total
NOL at April 30, 2013	$4,541,000	$89,000	$4,630,000
Estimated tax rate	35%	20%	N/A

Deferred tax assets	1,589,000	18,000	1,607,000
Valuation allowance	(1,589,000)	(18,000)	(1,607,000)

Net deferred tax assets	$-	$-	$-

At April 30, 2012, deferred tax assets consisted of the following:

	United
	States	Canada	Total
NOL at April 30, 2012	$708,000	$89,000	$797,000
Estimated tax rate	35%	20%	N/A

Deferred tax assets	248,000	18,000	266,000
Valuation allowance	(248,000)	(18,000)	(266,000)

Net deferred tax assets	$-	$-	$-

There are no federal income taxes payable in 2013 or 2012 as a result of the operating losses recorded during those years. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets, and, accordingly, has not booked an income tax benefit as of April 30, 2013 and 2012. All losses incurred can be carried forward for seven years for Canadian income tax purposes and twenty years for United States income tax purposes.

NOTE 14 – COMMON STOCK

During fiscal 2012 Inova issued:

•	6,667 shares of common stock for the conversion of $25,250 of Agile debt and sold 3,333 shares of common stock for $10,000.

•	42,224 shares of common stock for the conversion of $32,000 of Asher debt

•	69,444 shares of common stock for settlement of accounts payable

•	29,333 shares of common stock for services with a fair value of $72,000

As a result of conversion of debt described above, Inova settled derivative liabilities with a fair value of $62,842 on the conversion dates. This amount was reclassified to additional paid-in capital.

 During fiscal 2013:

Inova purchased intellectual property from Southbase International Limited (“Southbase), a related party due to ownership in Southbase by Inova’s CEO. Inova issued 123,153 shares of common stock for the intellectual property, for a total value of $73,892, based on the Inova stock trading price on the closing date.

•	908,280 shares of common stock for the conversion of $142,530 of third party debt.

25,074 shares of common stock with a fair value of $17,000 were issued to Advisors, LLC for services rendered. Advisors, LLC is controlled by a former director of the Company. The fair value of the stock was recorded to expense.

As a result of conversion of debt described above, Inova settled derivative liabilities with a fair value of $426,955 on the conversion dates. This amount was reclassified to additional paid-in capital.

NOTE 15 – REDEEMABLE PREFERRED STOCK & NON-CONTROLLING INTEREST

Series A Preferred Stock

Inova has authorized an undesignated amount of Series A preferred shares. Each Series A preferred share is convertible into common stock at the rate of 1 to 0.06. There were no shares of Series A preferred stock issued as of April 30, 2013 and 2012.

Series B Convertible Preferred Stock

Inova has authorized 5,000 non-restricted Series B preferred shares to be issued for each acquisition with more than $40 million in sales or $10 million in EBITDA and 5,000 non-restricted Series B preferred shares authorized to be issued for each acquisition with less than $40 million in sales. Each Series B preferred share is convertible into common stock at the rate of 1 to 100. There were no shares of Series B preferred stock issued as of April 30, 2013 and 2012.

Series B Redeemable Preferred Stock

On September 1, 2008, 1,500,000 shares of redeemable preferred stock were issued in conjunction with the purchase of Trakkers and Tesselon. This is redeemable Series B, non-voting preferred, which has a dissolution value of $1 per share. The agreement was amended on December 18, 2008 and again in July 2009. The original and first amended preferred stock agreements were determined to have errors and did not represent the intent of both parties causing both to be amended. Inova must determine the method of redemption of the preferred stock any time over the one year period from issuance and when redeemed Inova may choose from the following 3 redemption options: 1) $1,500,000 payment of cash 2) Issuance of 375,000 common shares 3) Transfer of 10% of the Trakkers/Tesselon companies. Option 2) requires the company to issue the 375,000 common shares in three annual installments of 125,000 common shares each beginning no later than October 31, 2010. If elected, options 1) and 3) are due on the third anniversary of the issuance of the preferred stock. During 2009, the company originally anticipated that it would select option 2 and therefore classified the fair value of the preferred stock as a component of stockholders’ equity as of April 30, 2009. Management later determined it is best for the company to elect option 3) and therefore will settle the instrument by issuing 10% ownership of Trakkers LLC on the third anniversary of the agreement. Because the one year period from the original issuance of the preferred stock has passed, the Company can no longer change the method of redemption. At inception of the instrument, the company determined the fair value of the preferred stock was $1,307,506. Because the instrument has been settled with subsidiary stock, Inova has classified the instrument as non-controlling interest in the consolidated balance sheet as of April 30, 2012 and 2011 in accordance with ASC 810-10-45-17A and ASC 815-40-15-5C (formerly EITF 08-08) “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary”.

The shares are in the process of being distributed as of this date.

NOTE 16 – WARRANTS

The following tables summarize common stock warrants outstanding by entity:

				Weighted
		Weighted		average
		average	Aggregate	remaining
		exercise	intrinsic	contractual
Warrants to purchase Inova common stock	Warrants	price	value	life (years)
Outstanding at April 30, 2011	113,677	$3.00	$676,196	2.56
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(15,281)	0.00
Outstanding at April 30, 2012	98,395	$3.00	$77,441	1.57

Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(22,543)	13.31
Outstanding at April 30, 2013	75,853	$0.00	$39,414	1.21

Weighted
		Weighted		average
		average	Aggregate	remaining
		exercise	intrinsic	contractual
Warrants to purchase Trakkers common stock	Warrants	price	value	life (years)
Outstanding at April 30, 2011	13.50%	$-	$10,606	3.18
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at April 30, 2012	13.50%	$-	$-	2.18
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at April 30, 2013	13.50%	$-	$-	1.18

NOTE 17 – MAJOR CUSTOMERS AND MAJOR VENDORS

During fiscal 2013 and 2012, revenues generated from three customers were approximately 36 % and 45% of total revenues. These revenues were generated by Desert from its customers in network solution contracts.

During fiscal 2013 and 2012, purchases from four vendors totaled approximately 77 % and 81% of total purchases. These purchases were made by Desert.

NOTE 18 – SEGMENT INFORMATION

Inova has two reportable segments, one providing RFID products (RFID) and one providing network solutions (DCI). Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance. The following is the summary of operations by segment:

For the year ended April 30, 2013:

	RFID	DCI	Corporate	Total

Revenues	1,194,888	17,486,102	-	18,680,990
Cost of revenues	(177,178)	(13,660,614)	-	(13,837,792)

Gross profit	1,017,710	3,825,488	-	4,843,198

Operating costs	(1,366,775)	(4,193,034)	(1,728,192)	(7,288,001)

Operating income	(349,065)	(367,546)	(1,728,192)	(2,444,803)

Interest expense	(664,729)	(356,976)	(2,980,473)	(4,002,178)
Interest income	-	-	-	-
Other income	-	-	(179,257)	(179,257)

Net income (loss)	(1,013,794)	(724,522)	(4,887,922)	(6,626,238)

Total assets	1,063,263	1,612,761	3,389,810	6,065,834

For the year ended April 30, 2012:

	RFID	DCI	Corporate	Total
Revenues	1,642,242	19,565,451	0	21,207,693

Cost of revenues	(241,916)	(15,248,053)	0	(15,489,969)

Gross profit	1,400,326	4,317,398	0	5,717,724

Operating costs	(1,698,103)	(3,436,431)	(803,896)	(5,938,430)

Operating income	(297,777)	880,967	(803,896)	(220,706)

Interest expense	(350,830)	(310,324)	(1,723,408)	(2,384,562)

Interest income	0	16	0	16

Other income	0	0	1,356,081	1,356,081

Net income (loss)	(648,607)	570,659	(1,171,223)	(1,249,171)

Total assets	1,758,797	3,517,143	3,398,500	8,674,440

NOTE 19 – SUBSEQUENT EVENTS

In May and July 2013, the Company issued three notes payable for a total of $146,500.  These notes are all convertible into common stock at various percentages of Inova’s market price.

In May, June, and July 2013, the company converted $111,250 of notes payable and $8,196 of accrued interest to Asher for 1,220,414 shares of the company’s common stock.

In May, June, and July 2013, the company converted $61,000 of notes payable for 923,487 shares of the company’s common stock.

We issued a proxy in May indicating the majority shareholders had voted to increase the authorized shares to 2 billion (2,000,000,000).  As a result of the reverse split described below, this number was reduced to 20,000,000.

We approved a 100:1 reverse split on June 17, 2013.  All share and per share amounts have been adjusted retroactively to reflect this split.

In July 2013, Inova assigned $50,000 of related party debt to a third party.  The note was immediately amended to make it convertible into shares of Inova’s common stock.  Subsequently, $10,000 of principal was converted into 194,704 shares of common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no disagreements with our accountant on accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Accounting Officer and Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Accounting Officer and Chief Executive Officer have concluded that the Company’s disclosure controls and procedures are not effective due to the identification of material weaknesses in our internal controls.

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

In assessing the effectiveness of our internal control over financial reporting, management identified the following material weakness in internal control over financial reporting as of April 30, 2013:

•
Deficiencies in Segregation of Duties. The Chief Executive Officer and the Chief Financial Officer are actively involved in the preparation of the financial statements, and therefore cannot provide an independent review. The company may establish an audit committee this year, which should address this problem.

•
Deficiencies in Recording Transactions.  Inova failed to properly record material transactions related to its credit facility receivable, goodwill, fixed assets, derivative liabilities, equity, revenue and certain expense accounts.

The transactional controls of cash and assets for the subsidiaries are adequate.

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

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers as of the date of this Report are as follows:

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers as of the date of this Report are as follows:

Name	Age	Position
Adam Radly	44	Chief Executive Officer, President, Treasurer

Bob Bates	44	Chief Accounting Officer
Subsidiary executives:		VP Administration, Desert Chief Executive Officer, Trakkers, Righttag, Tesselon Chief Executive Officer, Desert Communications, Inc

Adam Radly, President, Chief Executive Officer, Chairman and Treasurer

Mr. Radly became Chief Executive Officer of Inova after the merger with Web’s Biggest. Mr. Radly was previously the founder and CEO of Isis Communications. While he was CEO of Isis, the company’s revenue increased from zero to $22 million. He also complete an IPO for Isis raising A$50 million. During his tenure, Isis completed eight acquisitions, and raised an additional $30 million from U.S. institutional investors in a secondary offering. Isis later merged with AAV Ltd. Mr. Radly has subsequently done 8 other acquisitions and numerous financing transactions.

Bob Bates, Chief Accounting Officer

Bob is a CPA, CVA and CFE with over 20 years experience as a Controller and CFO for various public and private entities in several countries. He was with Allied Capital (NYSE) as Controller and has worked for other Billion dollar companies. He also worked with KPMG. He is a director of Orion Financial Group. Mr. Bates' company, HP Accounting Inc., provides the accounting services of 3 staff  to Inova on a consulting basis. He is not an officer of the company.

Senior Management

The 5 executives that comprise the management of the Inova Companies have over 135 years of experience in various industries, multiple continents, in public and private companies. There are 2 MBA’s, a CPA, a Phd and CVA and CFE. They have experience at such companies as Hewlett Packard, KPMG and other multi-national companies, leading large and small corporations, in such positions as CEO, COO and CFO.

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

Item 11. Executive Compensation.

The following describes the cash and stock compensation paid to our directors and officers during the two past fiscal years. Our fiscal year ends on April 30. As a result, our most recent fiscal year ended April 30, 2013, and is referred to below as 2013. The previous fiscal year ended April 30, 2012 and is referred to as 2012 below.

SUMMARY COMPENSATION TABLE

Name and principal		Management fee/salary	Stock Awards/Bonus
position	Year	($)	($)	Total ($)
Adam Radly, Chairman and CEO	2013	0	-0-	0
Adam Radly, Chairman and CEO	2012		-0-	0

Bob Bates, CAO (HP Accounting)	2013	120,000	-0-	120,000
Bob Bates, CAO (HP Accounting)	2012	120,000	-0-	120,000

Other related party information:

We are not a party to an employment agreement with Mr Radly. Mr Radly has agreed to provide his services at no cost to the Company. Companies in which Mr Radly has an interest (and therefore are defined as “related” to Mr Radly) do provide additional services to the Company that do not include his services as CEO of Inova. The total amount earned by these entities in the most recent fiscal years was $240,000 annually per the management fee agreement. These amounts are reflected in the executive compensation for Mr. Radly in our filings because he has disclosed that he has an interest in these companies.

The management fees payable for work provided by Mr Radly are paid to various companies related to him and not paid to him personally. The amounts in the table above represent the total compensation paid in relation to work provided by Mr Radly and staff of his entities. As of April 5, 2013 no consulting/software development work is being done so no further accruals/payments are being made at this time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table describes the equity compensation available to our management.

Equity Compensation Plan Information
Number of securities
remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))

Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	11,250	(1)
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	11,250	(1)

(1) Includes 5,000 non-restricted Class B preferred shares authorized to be issued for each acquisition with more than $40 million in sales or $10 million in EBITDA and 5,000 non-restricted Class B preferred shares authorized to be issued for each acquisition with less than $40 million in sales. Each Class B preferred share is convertible into common stock at the rate of 1 to 100.

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of April 30, 2013 by each person known by us to beneficially own 5% or more of our outstanding common stock; each of our directors; each of the Named Executive Officers; and all of our directors and Named Executive Officers as a group.

In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or debentures held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of April 30, 2013 are deemed outstanding.

Percentage of beneficial ownership is based upon 1,820,241 shares of common stock outstanding at April 30, 2013. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

	Number of Shares Beneficially
Name and Address of Beneficial Owner (1)	Owned	Percent of Class
Adam Radly - CEO and related entities	320,580 Common Stock, $0.001 Par Value (2)	18%

Paul Aunger- related entities	276,127	7%

(1)	The address for these owners is 2300 W. Sahara Ave. Suite 800 Las Vegas, Nevada 89102

(2)	This does not reflect the unissued anti-dilution shares attributed to the Southbase note agreement

Item 13. Certain Relationships and Related Transactions

A company related to our Chairman and CEO, Adam Radly, has loaned the Company money. The amount outstanding under this loan is $85,532. Interest is accruing at the rate of 7% per year.

In December 2007, a company related to our CEO agreed to convert $600,000 of cash loaned to the Company plus the interest accrued on the loan into 464,912 common shares of the Company. However, this transaction was not accounted for until July 2008, when the authorized shares were increased to a level sufficient enough to allow this.

Item 14. Principal Accountant Fees and Services

AUDIT FEES

Our fees for fiscal 2013 and 2012 totaled $70,000 and $70,000 respectively.

AUDIT-RELATED FEES

Our fees for fiscal 2013 and 2012 totaled $45,000 and $45,000, respectively.

TAX FEES

There were no tax fees paid to our principal accountants in the last two fiscal years.

ALL OTHER FEES

Our fees for fiscal 2013 and 2012 totaled $0 and $0 respectively.

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

Date: August 5, 2013

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Name and Title	Date

/s/ Adam Radly	Adam Radly
	Chairman and CEO	August 5, 2013

/s/ Bob Bates	Bob Bates
	Chief Accounting Officer	August 5, 2013