Form 10-Q
period 2013-07-31
Inova Technology Inc.
filed 2013-09-16
CIK 1088211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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
☐ Yes ☒ No

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of September 16, 2013: 12,932,190

Inova Technology Inc.

Form 10-Q

Item 1. Financial

INOVA TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2013	April 30, 2013

ASSETS

Current assets
Cash	172,796	378,785
Accounts receivable, net of allowance of $81,283 and $81,283	68,019	100,233
Contract receivables, net of allowance of $21,746 and $21,746	671,926	703,838
Credit facility receivable	1,117,009	485,673
Inventory	102,430	114,652
Costs in excess of billing and estimated earnings	134,832	13,123
Prepaid and other current assets	99,008	84,223

Total current assets	2,366,020	1,880,527

Fixed assets, net	74,617	81,458
Revenue earning equipment, net	31,578	89,048
Goodwill, net	4,014,801	4,014,801

Total assets	$6,487,016	$6,065,834

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	903,985	$646,185
Accrued liabilities	9,809,081	9,106,174
Deferred income	397,250	564,773
Derivative liabilities	1,027,349	1,123,715
Notes payable - related parties	1,492,188	1,639,688
Notes payable	10,274,594	10,002,876
Total current liabilities	23,904,447	23,083,411

Notes payable - related parties, net of current maturities	85,532	85,532

Total liabilities	23,989,979	23,168,943

Stockholders' deficit
Convertible preferred stock, $0.001 par value; 25,000,000 shares authorized; 1,500,000 shares issued and outstanding (the cost of the
shares are included in non-controlling interest)	-	-
Common stock, $0.001 par value; 20,000,000 shares
authorized; 4,785,008 and 1,820,241 shares issued and outstanding	4,785	1,820
Additional paid-in capital	6,696,090	5,984,439
Accumulated deficit	(25,492,747)	(24,396,874)
Total Inova Technology, Inc stockholders' deficit	(18,791,872)	(18,410,615)
Non-controlling interest	1,288,909	1,307,506
Total stockholders' deficit	(17,502,963)	(17,103,109)

Total liabilities and stockholders' deficit	$6,487,016	$6,065,834

See summary of accounting policies and notes to unaudited consolidated financial statements.

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended July 31, 2013 and 2012
(Unaudited)
	2013	2012

Revenues	$7,610,714	$6,476,909

Cost of revenues	(6,319,794)	(4,933,480)
Selling, general and administrative	(1,390,417)	(1,336,364)
Depreciation expense	(64,313)	(118,972)

Operating loss	(163,810)	88,093

Other income (expense):
Gain (Loss) on derivative liabilities	(122,915)	222,942
Interest expense	(809,148)	(428,633)

Net loss	$(1,095,873)	$(117,598)

Basic and diluted income (loss) per share	$(0.49)	$(0.15)

Weighted average common shares outstanding-basic	2,234,176	774,467

See summary of accounting policies and notes to unaudited consolidated financial statements.

INOVA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended July 31, 2013 and 2012
(Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,095,873)	$(117,598)
Adjustments to reconcile net loss to net cash used provided by operating activities:
Depreciation expense	64,313	118,347
Amortization of debt discount	130,982	-
Amortization expense - loan discounts and deferred financing costs	-
Paid in kind interest	-	18,932
Bad debt expense (recovery)	-
Gain on sale of asset	-
Gain on debt extinguishment	-
Stock issued for services	78,310
Legal expenses paid directly by third party debtholder	295,556	-
Derivative loss (gain)	122,915	(222,942)
Changes in operating assets and liabilities:
Accounts receivable	64,126	416,405
Credit facility receivable	(631,336)	586,418
Inventory	12,222	(150)
Costs in excess of billing and estimated earnings	(121,709)	48,511
Prepaid expenses and other current assets	(14,785)	3,897
Accounts payable	257,798	-
Accrued expenses	715,933	(699,915)
Deferred revenues	(167,523)	(11,458)
Net cash used in operating activities of operations	(289,071)	140,447

CASH FLOW INVESTING ACTIVITIES
Purchase of fixed assets	-
Net cash used in investing activities	-	-

CASH FLOW FINANCING ACTIVITIES
Proceeds from notes payable	21,500
Common stock issued for cash	-
Sale of Tesselon, LLC units	61,582	-
Repayments made on notes payable	-	(14,257)
Net cash provided by financing activities	83,082	(14,257)

NET CHANGE IN CASH	(205,989)	126,190
CASH AT BEGINNING OF YEAR	378,785	752,011
CASH AT END OF YEAR	$172,796	$878,201

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$92,271
Income taxes paid	$18,496	$21,904

NON-CASH INVESTINGAND FINANCING ACTIVITIES:
Common stock issued for conversion of notes payable	190,346
Reclassification of derivative liabilities to notes payable	-
Accrued interest reclassified to related party notes payable	-
Purchase of patent with stock		73,892
Common stock issued for settlement of accounts payable	-
Settlement of derivative liabilities due to conversion of related notes payable	365,782
Assignment of related party debt to third party	147,500
Discount on notes payable from derivative liabilities	(146,500)
Change in non-controlling interest from sale of Tesselon, LLC units	80,179	-

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on July 31, 2013.

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$1,027,350	$1,027,350

As of July 31, 2013, Inova measured its derivative liabilities using Level 3 inputs as defined by ASC 820 with a total fair value of $1,027,350.  See Note 4.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, we have an accumulated deficit and negative working capital and are in default on the majority of our notes payable as of July 31, 2013. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future. Management is trying to raise additional capital through sales of stock and refinancing debt.

NOTE 3 – RELATED PARTY TRANSACTIONS

Note Payable to Southbase, LLC

Loans payable from Southbase, LLC consists of advances from existing shareholders. These notes are unsecured, bear interest at 7%, and are due in May 21, 2017. The amount due to Southbase, LLC, a company related to Adam Radly, was $85,532 as of July 31, 2013.

Desert Sellers

Seller notes with a balance of $1,389,107 relate to the Desert Communications, Inc. (“Desert”) purchase in December of 2007. They have interest rates of 18%, are secured by all of the common stock of Desert Communications, Inc. and were due in December of 2010. The notes are now in default.

Trakkers President

Seller notes with a balance of $103,081, to the president of Trakkers, relate to the Trakkers purchase in 2008. They have interest rates of 7-10%, are secured by all of the member units of Trakkers and were due in 2011. The notes are now in default.  During the three months ended July, 31, 2013, 147,500 of the balance was assigned to third parties.

NOTE 4 - DERIVATIVE LIABILITIES

ASC 815-40 Put Warrant Liabilities

Under ASC 815-40 “Put Warrants”, warrants for put shares should be classified as liabilities and measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. As a result, the fair value of the warrants granted to Inova’s debt holders in prior years were recorded as derivative liabilities at inception. These liabilities are subsequently measured at fair value at the end of each reporting period with the changes recorded to earnings. As of July 31, 2013, Inova had $639,828 of derivative liabilities as a result of these provisions.

ASC 815-15 Conversion Option and Warrant Liabilities

During fiscal 2010, Inova determined that the instruments embedded in a convertible put note exercised by one of Inova’s lenders should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

Because the number of shares to be issued upon settlement cannot be determined under these instruments, Inova cannot determine whether it will have sufficient authorized shares at a given date to settle any other of its share-settleable instruments. As a result of this, under ASC 815-15 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock” (formerly EITF 00-19), the conversion options noted above and all other share-settleable instruments are classified as liabilities. Inova has three conversion options embedded in notes payable agreements and 8,839,513 warrants to purchase Inova common stock that are classified as liabilities as a result of the provisions of the convertible put notes. As of July 31, 2013, Inova had $387,522 of derivative liabilities as a result of these provisions.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at April 30, 2013	$1,123,715
Settlement of derivative liabilities due to conversion of related notes payable	(365,780)
Additonal derivatives added due to convertible notes payable issued	146,500
Change in fair value	122,915
Balance at July 31, 2013	$1,027,350

Valuation Models

Inova values its warrant derivatives and simple conversion option derivatives using the Black-Scholes option-pricing model. Assumptions used include (1) 0.11% - 0.15% risk-free interest rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility 338% to 392%, (4) zero expected dividends (5) exercise prices as set forth in the agreements, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

Inova valued the conversion options and reset provisions under its convertible put exercise note with Boone using a Monte Carlo simulation model utilizing present value and various probabilities of events. Assumptions used include (1) 0.11% risk free rate, (2) conversion prices as set forth in the agreement, (3) expected Inova stock price volatility of 392%, (4) expected Desert stock price volatility of 25%, and (6) common stock price of the underlying share on the valuation date. Inova valued the note as a combination of the underlying debt payment and series of two options. Since the options are mutually exclusive, the Monte Carlo simulation was used to estimate when either of the options is exercisable. When both are exercisable Inova assumed that the more valuable of the two would be exercised.

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

The following table presents three month segment information:

	Trakkers,
	LLC &	Desert
	RightTag,	Communications,
	Inc.	Inc.	Corporate	Total

Revenues	379,905	7,230,809	-	7,610,714

Cost of revenues	61,781	6,258,013	-	6,319,794

Gross profit	318,124	972,796	-	1,290,920

Operating costs	482,184	924,546	48,000	1,454,730

Operating income	(164,060)	48,250	(48,000)	(163,810)

Interest expense	110,355	75,000	623,793	809,148

Interest income	-	-	-

Other income	-	-	122,915	122,915

Net income (loss)	(274,415)	(26,750)	(794,708)	(1,095,873)

Total assets	991,378	2,105,828	3,389,810	6,487,016

NOTE 6 – WARRANTS

The following tables summarize common stock warrants outstanding by entity:

Weighted
		Weighted		average
		average	Aggregate	remaining
Warrants to purchase Inova common		exercise	intrinsic	contractual
stock	Warrants	price	value	life (years)
Outstanding at April 30, 2013	75,853	$0.00	$39,414	1.21
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(1,959)	0.26
Outstanding at July 31, 2013	73,894	$0.00	$39,414	0.01

Weighted
		Weighted		average
		average	Aggregate	remaining
Warrants to purchase Trakkers		exercise	intrinsic	contractual
common stock	Warrants	price	value	life (years)
Outstanding at April 30, 2013	13.50	$-	$	1.18
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at July 31, 2013	13.50	$-	$	.92

All warrants above were exercisable as of July 31, 2013.

NOTE 7 – EQUITY

During the three months ended July 31, 2013, Inova issued:

•	2,338,605 shares of common stock for the conversion of $190,346 of third party debt and accrued interest.
•	559,359 shares of common stock related to anti-dilution notes, valued at $78,310 of compensation expense.
•	66,802 shares of common stock to all shareholders as a result of rounding errors from the stock split which occurred in fiscal 2013

In May 2013, 61,582 units of Tesselon, LLC were sold to the president of Trakkers, LLC for $61,582.  The units represent 1.1% ownership of Tesselon, LLC, which has a majority ownership in Righttag, Inc, and Trakkers, LLC.   As a result of the transaction, the Company recorded $18,579 to non-controlling interest which represents the non-controlling interest’s share of the net assets of these entities with a resulting credit to additional paid-in capital of $80,179.  For the three months ended July 31, 2013, the non-controlling interest’s share of the earnings of these entities was nominal.

NOTE 8 – DEBT

The following table summarizes outstanding debt as of July 31, 2013 and April 30, 2012:

	July 31,	April 30,
	2013	2013
	Carrying	Carrying
Lender	Amount	Amount

Boone Lenders, LLC	$7,301,538	$7,005,982
Ascendiant Opportunity Fund, LLC	1,153,930	1,153,930
Agile Opportunity Fund, LLC	173,500	173,500
IBM - Trakkers, LLC

Lease Facility	66,500	66,500
Desert Communications, Inc. Sellers	1,389,107	1,389,107
Trakkers, LLC Sellers	1,469,105	1,469,105
Southbase, LLC - Related Party	85,532	85,532

Other	213,102	384,440
Total	$11,852,314	$11,728,096

Of the total outstanding debt, $11,605,760 was in default as of July 31, 2013. Principal owed to Boone Lenders, LLC (“Boone”) increased due to the paid-in kind interest described below. $295,556 of legal fees were added to the Boone notes.

On several notes with Boone, interest as accrued is converted to principal. Each period, at a rate mutually agreed to by the Company and Boone, interest is recognized on the outstanding principal balance and added to the principal balance of the note. This started in May 2010 for Boone’s notes as a temporary arrangement which can be cancelled at any time. The interest rates range from 11% to 20% on various notes.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to July 31, 2013, third parties converted $107,506 of their debt for 7,843,216 shares of common stock.

In July 2013, Inova assigned $94,444 of related party debt to a third party. The note is convertible into shares of Inova’s common stock.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JULY 31, 2013

Net revenues increased from $6,476,909 in the three-month period ending July 31, 2012 to $7,610,714 for the three-month period ending July 31, 2013. The increase in revenue is due to changes in the timing of various projects in Desert.

Cost of sales increased from $4,933,480 in the three-month period ending July 31, 2012 to $6,319,794 for the three-month period ending July 31, 2013. The decrease is a result of the revenue increase described above.

Operating expenses increased from $1,336,364 for the three months ending July 31, 2012 to $1,390,417 for the same period in 2013. This was mainly due to the increase in professional fees from legal expenses.

Net loss increased from $117,598 for the three months ending July 31, 2012 to a net loss of $1,095,873 for the same period in 2013. This is mainly due to higher interest expense and professional fees and lower gross profit.

LIQUIDITY AND CAPITAL RESOURCES

Cash used by operations for the three month period ended July 31, 2013 was $289,071 as compared to cash provided by operations of $140,447 for the three months ended  July 31, 2012. Cash used in investing activities for the three month period ended July 31, 2012 and July 31, 2013 was $0. Cash provided by financing activities for the period ended July 31, 2012 was $83,082, as compared to $14,257 used in financing activities for the three months ended July 31, 2013.

Our operating activities for the three months ended July 31, 2013, have generated adequate cash to meet our basic operating needs, but only sufficient to service debt on a limited basis. As of July 31, 2013, we had cash and cash equivalents totaling $172,796, and receivables of $1,856,954.

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

Desert’s projects sometimes require bonding. Our ability to obtain bonding is related to our financial condition; if we are unable to obtain boding at certain times this could affect our ability to accept projects we win bids on.

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

GAAP Financial statements: We therefore advise readers to refer to the GAAP financial statements as the format of those is standardized and uniform in comparison with any other audited company. In these we show net income as ($1,095,873) for the 3 months ending July 31, 2013. In addition, working capital ratios and other liquidity measures, total debt and debt/equity ratio are common measures used by companies to measure performance. These statements are audited whereas the adjusted EBITDA amounts are not opined to by the auditors but are a management tool.

Adjusted EBITDA for the 3 months ending July 31, 2013 was $158,911. Adjusted EBITDA is Earnings before interest, tax, depreciation, legal fees and amortization. Inova also excludes the non-cash loss on derivative liabilities, gain on debt extinguishment, and impairment charges from its adjusted EBITDA calculation. Non-cash loss on derivative liabilities, gain on debt extinguishment, impairment charges, depreciation and amortization are excluded from adjusted EBITDA because they do not require cash payments.

Adjusted EBITDA	31-July-13
Net income (loss)	(1,095,873)
Interest, fees	809,148
Derivative (gain) loss	122,915
Tax	18,496
Legal fees	239,382
Depreciation/Amortization	64,313
Adjusted EBITDA	158,911

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

Dated: September 16, 2013	By:	/s/ Adam Radly
Adam Radly
Chief Executive Officer

Dated: September 16, 2013	By:	/s/ Bob Bates
Bob Bates
Chief Accounting Officer